Form 10-Q
period 2021-03-31
Nuvve Holding Corp.
filed 2021-05-24
CIK 1836875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40296

NUVVE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2468 Historic Decatur Road, San Diego, California	92106
(Address of principal executive offices)	(Zip Code)

(619) 456-5161
(Registrant’s telephone number), including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVVE	The Nasdaq Stock Market
Warrants to Purchase Common Stock	NVVEW	The Nasdaq Stock Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of May 21, 2021, 18,626,675 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets

Current assets
Cash	$61,548,308	$2,275,895
Restricted cash	495,000	-
Accounts receivable	848,190	999,897
Inventories	2,906,118	1,052,478
Security deposit, current	20,427	20,427
Prepaid expenses and other current assets	2,106,562	416,985
Total Current Assets	67,924,605	4,765,682

Property and equipment, net	79,048	95,231
Intangible assets, net	670,951	1,620,514
Investment	1,585,655	670,951
Security deposit, long-term	3,057	3,057
Total Assets	$70,263,316	$7,155,435

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$4,662,839	$2,960,249
Accrued expenses	4,452,497	585,396
Deferred revenue	429,872	196,446
Debt	492,100	4,294,054
Stock liability	2,000,000	-
Total Current Liabilities	12,037,308	8,036,145

Warrants liability	831,398	-
Total Liabilities	12,868,706	8,036,145

Commitments and Contingencies - Note 14

Stockholders’ (Deficit) Equity
Convertible preferred stock, $0.0001 par value, zero and 30,000,000 shares authorized; zero and 16,789,088 shares issued and outstanding; aggregate liquidation preference of $0 and $12,156,676 at March 31, 2021 and December 31, 2020, respectively	-	1,679

Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-

Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 18,761,124 and 9,122,996 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,876	2,616

Additional paid-in capital	83,173,369	19,650,659
Accumulated other comprehensive income (loss)	38,908	(77,841)
Accumulated deficit	(25,819,543)	(20,457,823)
Total Stockholders’ Equity (Deficit)	57,394,610	(880,710)
Total Liabilities and Stockholders’ Equity (Deficit)	$70,263,316	$7,155,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Products and services	$311,903	$306,636
Grants	487,129	638,694
Total revenue	799,032	945,330

Operating expenses
Cost of product and service revenue	127,228	22,396
Selling, general, and administrative	4,482,740	848,607
Research and development	1,262,950	541,625
Total operating expenses	5,872,918	1,412,628

Operating loss	(5,073,886)	(467,298)

Other income (expense)
Interest expense	(597,549)	(1,875)
Change in fair value of conversion option on convertible notes	-	(3,107)
Change in fair value of warrants liability	421,830	-
Other, net	(112,115)	(25,528)
Total other expense	(287,834)	(30,510)

Net loss attributable to common stockholders	(5,361,720)	(497,808)

Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.06)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,408,080	8,778,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,361,720)	$(497,808)
Other comprehensive income
Foreign currency translation adjustments, net of nil tax	116,749	26,781
Comprehensive loss	$(5,244,971)	$(471,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2020, as previously reported	16,789,088	$1,679	-	$-	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)

Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	-	-	(17,039,126)	(1,704)	3,383	-	-	-

Balances December 31, 2020, effect of reverse recapitalization (refer to Note 2)	-	$-	-	$-	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)

Beneficial conversion feature - convertible debenture	-	-	-	-	-	-	427,796	-	-	427,796

Conversion of convertible debenture	-	-	-	-	544,178	54	3,999,381	-	-	3,999,435

Buyback of shares	-	-	-	-	(600,000)	(60)	(5,999,940)	-	-	(6,000,000)

Assumption of private warrant liability from Newborn	-	-	-	-	-	-	(1,253,228)	-	-	(1,253,228)

Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	-	-	-	-	8,060,418	806	51,750,557	-	-	51,751,363

Placement agent fee paid in common stock	-	-	-	-	208,532	21	2,085,299	-	-	2,085,320

PIPE offering, less issuance costs of $2,500	-	-	-	-	1,425,000	143	14,247,357	-	-	14,247,500

Notice of exercise of put option	-	-	-	-	-	-	(2,000,000)	-	-	(2,000,000)

Stock-based compensation	-	-	-	-	-	-	262,105	-	-	262,105

Currency translation adjustment	-	-	-	-	-	-	-	116,749	-	116,749

Net loss	-	-	-	-	-	-	-	-	(5,361,720)	(5,361,720)

Balances March 31, 2021	-	$-	-	$-	18,761,124	$1,876	$83,173,369	$38,908	$(25,819,543)	$57,394,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2019, as previously reported	16,789,088	$1,679	24,542,314	$2,454	$17,131,913	$107,620	$(15,573,689)	$1,669,977

Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(15,763,398)	(1,576)	3,255	-	-	-

Balances December 31, 2019, effect of reverse recapitalization (refer to Note 2)	-	$-	8,778,916	$878	$17,135,168	$107,620	$(15,573,689)	$1,669,977

Stock-based compensation	-	-	-	-	17,557	-	-	17,557

Currency translation adjustment	-	-	-	-	-	26,781	-	26,781

Net loss	-	-	-	-	-	-	(497,808)	(497,808)

Balances March 31, 2020	-	$-	8,778,916	$878	$17,152,725	$134,401	$(16,071,497)	$1,216,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2021	2020
Operating activities
Net loss	$(5,361,720)	$(497,808)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	41,390	32,629
Share-based compensation	262,105	17,557
Beneficial conversion feature on convertible debenture	427,796	-
Accretion of discount on convertible debenture	116,147	-
Change in fair value of warrants liability	(421,830)	-
Loss on disposal of asset	1,405	-
Noncash lease expense	(764)	-
Change in operating assets and liabilities
Accounts receivable	151,204	(89,169)
Inventory	(1,853,640)	17,142
Prepaid expenses	(1,656,880)	16,854
Accounts payable	1,703,781	187,709
Accrued expenses	3,723,729	15,024
Deferred revenue	233,426	(49,917)
Net cash used in operating activities	(2,633,851)	(349,979)

Investing activities
Proceeds from sale of property and equipment	8,107	-
Purchase of property and equipment	-	(22,504)
Net cash provided by (used in) investing activities	8,107	(22,504)

Financing activities
Deposit with Newborn	(287,500)	-
Proceeds from Newborn Escrow Account	58,471,961	-
Redemption of Newborn shares	(18,630)	-
Issuance costs related to reverse recapitalization and PIPE offering	(3,704,921)	-
Proceeds from PIPE offering	14,250,000	-
Repayment of Newborn sponsor loans	(487,500)	-
Repurchase of common stock from EDF	(6,000,000)	-
Newborn cash acquired	50,206
Proceeds from shareholder loan	-	75,000
Net cash provided by financing activities	62,273,616	75,000

Effect of exchange rate on cash	119,541	26,958

Net increase (decrease) in cash and restricted cash	59,767,413	(270,525)
Cash and restricted cash at beginning of year	2,275,895	326,703
Cash and restricted cash at end of year	$62,043,308	$56,178

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Financing Activity

Conversion of preferred stock to common stock	$1,679	$-
Conversion of debenture and accrued interest to common shares	$3,999,435	$-
Conversion of shares due to reverse recapitalization	$3,383	$-
Stock liability	$2,000,000	$-
Issuance of common stock for merger success fee	$2,085,299	$-
Non-cash merger transaction costs	$2,085,299	$-
Accrued transaction costs related to reverse recapitalization	$189,434	$-
Issuance of private warrants	$1,253,228	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Organization and Description of Business

(a)	Description of Business

Nuvve Holding Corp., a Delaware corporation headquartered in San Diego, California (the “Company” or “Nuvve”), formerly known as NB Merger Corp., was founded on November 10, 2020 under the laws of the state of Delaware. On March 19, 2021, the Company (at the time known as NB Merger Corp.) acquired the outstanding shares of Nuvve Corporation (“Nuvve Corp.”), and the Company changed its name to Nuvve Holding Corp. (see Business Combination below).

The Company owns 100% of Nuvve Corp., a Delaware corporation headquartered in San Diego, California (“Nuvve Corp.”), which was founded on October 18, 2010, to develop and commercialize Vehicle to Grid (V2G) technology. Nuvve has developed a proprietary V2G technology, including the Company’s Grid Integrated Vehicle (“GIVeTM”) cloud-based software platform, that enables it to link multiple electric vehicle (EV) batteries into a virtual power plant (VPP) to provide bi-directional energy to the electrical grid in a qualified and secure manner. The VPP can generate revenue by selling or making available to utility companies excess energy when the price is relatively high or buying energy when the price is relatively low. The V2G technology may allow energy users to reduce energy peak consumption and enable utilities to reduce the required internally generated peak demand. This V2G technology was initially developed in 1996 by Dr. Willett Kempton at the University of Delaware and is now being deployed for commercial use as a part of the management of fleets of vehicles, including buses. Nuvve’s technology is patent protected. Nuvve’s first commercial operation was proven in Copenhagen in 2016. Since then, Nuvve has established operations in the United States, the United Kingdom, France, and Denmark. In addition to Nuvve’s algorithms and software, Nuvve provides complete V2G solutions to its customers, including V2G bidirectional chargers which are preconfigured to work with Nuvve’s GIVe platform. The Company’s technology is compatible with several charger manufacturers both in DC (such as CHAdeMO) and AC mode.

(b)	Structure of the Company

Nuvve Holding Corporation has one wholly owned subsidiary, Nuvve Corp. Nuvve Corp., has three wholly owned subsidiaries: (1) Nuvve ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France, and (3) Nuvve LTD, a company registered in United Kingdom. In March 2020, following the establishment of its investment in Dreev in 2019 (Note 5), the Company ceased operations of its subsidiary, Nuvve SaS in France. The two employees of Nuvve SaS resigned from the Company in March 2020 and were concurrently hired by Dreev. Financial results for Nuvve SaS are included in the Company’s financial results through the cessation of operations.

Note 2 – Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Current Report on Form 8-K dated March 19, 2021, filed with the Securities and Exchange Commission.

In the opinion on management, in addition to the adjustments to record the business combination (the “Business Combination”) between Newborn Acquisition Corp (“Newborn”), the Company, and Nuvve Corp., pursuant to which the Company acquired the outstanding shares of Nuvve Corp. (see paragraph below), the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2021 or any future period.

The Business Combination between Newborn, a Special Purpose Acquisition Company (“SPAC”), the Company, prior to the Business Combination a wholly owned subsidiary of Newborn, and Nuvve Corp., prior to the Business Combination a privately held operating company, pursuant to which the Company acquired the outstanding shares of Nuvve Corp. (see Business Combination below) was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Newborn was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Nuvve Corp. issuing stock for the net assets of Newborn, accompanied by a recapitalization. The net assets recorded from Newborn are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Nuvve Corp. The shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Business Combination.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

(c)	Business Combination

The Company is party to a merger agreement (as amended, the “Merger Agreement”), dated as of November 11, 2020 and amended as of February 20, 2021, by and among Newborn, a Cayman Islands company, the Company, a Delaware corporation and prior to the Business Combination a wholly owned subsidiary of Newborn, Nuvve Merger Sub Inc., a Delaware corporation and prior to the Business Combination a wholly-owned subsidiary of the Company (the “Merger Sub”), Nuvve Corp., a Delaware corporation, and Ted Smith, an individual, as the representative of the stockholders of Nuvve Corp.

On March 16, 2021, Newborn held an extraordinary general meeting of its shareholders, at which Newborn’s shareholders approved the Business Combination, along with certain other related proposals.

On March 19, 2021 (the “Closing Date”), the parties consummated the Business Combination. Pursuant to the Merger Agreement, the Business Combination was effected in two steps: (i) Newborn reincorporated to the State of Delaware by merging with and into the Company, with the Company surviving as the publicly-traded entity (the “Reincorporation Merger”); and (ii) immediately after the Reincorporation Merger, Merger Sub merged with and into Nuvve, with Nuvve surviving as a wholly-owned subsidiary of the Company (the “Acquisition Merger”).

Immediately prior to the effectiveness of the Reincorporation Merger and the Acquisition Merger, the Company filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, pursuant to which, among other things, the Company changed its name to “Nuvve Holding Corp.” and adopted certain other changes that the Company’s Board of Directors deemed appropriate for an operating public company.

In connection with the entry into the Merger Agreement, on November 11, 2020, Newborn entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”), under which, immediately before the closing of the Business Combination, the PIPE Investors purchased 1,425,000 ordinary shares of Newborn, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the “PIPE”). The PIPE Investors also received warrants to purchase 1,353,750 ordinary shares of Newborn (the “PIPE Warrants”) that were identical to Newborn’s other outstanding warrants.

Also, on November 11, 2020, Nuvve Corp. entered into a bridge loan agreement with an accredited investor, under which, on November 17, 2020, the investor purchased a $4,000,000 6% Senior Secured Convertible Debenture from Nuvve Corp. (the “Bridge Loan”), which automatically converted into shares of Nuvve Corp.’s common stock immediately before the closing of the Business Combination.

Upon the closing of the Reincorporation Merger, each of Newborn’s outstanding units was automatically separated into its constituent securities, and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the PIPE Investors) were converted into a like number of equivalent securities of the Company, except that each of Newborn’s rights was converted automatically into one-tenth of one share of the Company’s common stock in accordance with its terms.

Upon the closing of the Acquisition Merger, each share of Nuvve Corp.’s common stock outstanding immediately prior to the effective time of the Acquisition Merger (including the shares issued upon conversion of Nuvve Corp.’s preferred stock and upon conversion of the Bridge Loan as described above) automatically was converted into approximately 0.21240305 shares (the “Closing Exchange Ratio”) of the Company’s common stock, for an aggregate of 9,122,996 shares of the Company’s common stock. Each outstanding option to purchase Nuvve Corp.’s common stock (“Nuvve Options”) was assumed by the Company and converted into an option to purchase a number of shares of the Company’s common stock equal to the number of shares of Nuvve Corp.’s common stock subject to such option immediately prior to the effective time multiplied by the Closing Exchange Ratio, for an aggregate of 1,303,610 shares of the Company’s common stock, at an exercise price equal to the exercise price immediately prior to the effective time divided by the Closing Exchange Ratio.

The Closing Exchange Ratio was determined by taking (i) a number of shares of the Company’s common stock equal to (A) the Closing Merger Consideration (as defined below), divided by (B) $10.00 per share, and dividing it by (ii) the sum of (x) the total number of shares of Nuvve Corp.’s common stock outstanding as of immediately prior to closing (including the shares issued upon conversion of Nuvve Corp.’s preferred stock, but excluding the shares issued upon conversion of the Bridge Loan) and (y) the total number of shares of Nuvve Corp.’s common stock issuable upon exercise of Nuvve Options outstanding immediately prior to the closing. The “Closing Merger Consideration” was determined by taking $100,000,000, subtracting the amount of Nuvve Corp.’s indebtedness for borrowed money as of the closing of the Acquisition Merger (excluding Payroll Protection Program loans eligible for forgiveness – see Note 7), which was zero, and adding the aggregate exercise price of the Nuvve Options outstanding as of the date of the Merger Agreement or granted prior to the closing of the Acquisition Merger, which was $4,265,785.

Additionally, the former stockholders of Nuvve Corp. may be entitled to receive up to 4.0 million earn-out shares of the Company’s common stock if, for the fiscal year ending December 31, 2021, the Company’s revenue equals or exceeds $30,000,000. The former Nuvve Corp. stockholders will be entitled to a portion of the earn-out shares only if they continue to hold their shares of the Company’s common stock received in the Acquisition Merger through the earn-out payment date.

Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between the Company and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corp. and the owner of more than 5% of the Company’s common stock, immediately after the closing, the Company repurchased 600,000 shares of the Company’s common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of the Company’s common stock back to the Company at a price per share of $14.87 (the average closing price over the five preceding trading days). The share repurchase was completed on April 26, 2021 (see Note 15).

As agreed between the parties to the Merger Agreement, immediately following the closing of the Acquisition Merger, the Company’s board of directors consisted of seven directors, five of whom were designated by Nuvve and two of whom were designated by Newborn. A majority of the directors qualified as independent directors under rules of Nasdaq.

In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Each unit issued in the initial public offering consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Public Warrant”), and one right automatically convertible into one-tenth of an ordinary upon completion of an initial business combination. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Each unit in the private placement consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Private Warrant”), and one right automatically convertible into one-tenth of an ordinary upon completion of an initial business combination. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed by Newborn in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). On the Closing Date of the Business Combination, the balance in the Trust Account was $58,471,961. After the closing of the Business Combination, and other transactions described above, including payment of $18,630 for redemptions of ordinary shares by Newborn stockholders, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, repurchase of $6,000,000 in common shares held by EDF Renewables, and transfer into an escrow account with Silicon Valley Bank of $495,000 to cover the balance of the Company’s PPP Loan payable (Note 7) the Company received total net proceeds from the Trust Account in cash of $47,768,410.

Also on March 19, 2021, the PIPE closed, and the Company received cash proceeds, net of $2,500 of transaction costs of $14,247,500.

(d)	Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies (“EGC”) to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The Company qualifies as an EGC. The JOBS Act provides that an EGC can elect to opt-out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This different adoption timing may make a comparison of the Company’s financial statements with another public company which is neither an EGC nor an EGC that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

(e)	COVID-19

In early 2020, an outbreak of a novel coronavirus (COVID-19) occurred in the United States, along with other countries globally. On March 11, 2020, the World Health Organization assessed the novel coronavirus outbreak and characterized it as a pandemic. Subsequent to the declaration of a pandemic, a variety of federal, state, and local governments have taken actions in response to the pandemic, which have ranged by jurisdiction but are generally expected to result in a variety of negative economic consequences, the scope of which is not clearly known. The Company continues to monitor the situation closely but, at this time, is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic has and will have on its business, operating results, cash flows and financial condition, and it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the COVID-19 outbreak.

(f)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the impairment of intangible assets, the net realizable value of inventory, the fair value of share-based payments, the fair value of notes payable conversion options, revenue recognition, and the recognition and disclosure of contingent liabilities.

Management evaluates its estimates on an ongoing basis. Actual results could materially vary from those estimates.

(g)	Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense). If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheet, and the amount initially recorded is not subsequently remeasured at fair value.

(h)	Foreign Currency Matters

For Nuvve Corp., Nuvve SaS, and Nuvve LTD, the functional currency is the U.S. dollar. All local foreign currency asset and liability amounts are remeasured into U.S. dollars at balance sheet date exchange rates, except for inventories, prepaid expenses, and property, plant, and equipment, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense) in the condensed consolidated statements of operations.

The financial position and results of operations of the Company’s non-U.S. dollar functional currency subsidiary, Nuvve Denmark, are measured using the subsidiary’s local currency as the functional currency. The Company translates the assets and liabilities of Nuvve Denmark into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses for the subsidiary are translated using rates that approximate those in effect during the period. The resulting translation gain and loss adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity in the condensed consolidated balance sheets. Foreign currency translation adjustments are included in other comprehensive income in the condensed consolidated statements of operations and comprehensive loss.

(i)	Cash and Restricted Cash

The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

Pursuant to the Business Combination agreement, $495,000 of the proceeds received from Newborn’s trust account were required to be set aside in trust for the possible repayment of the Company’s Payroll Protection Plan (“PPP”) loan (Note 7). The Company has applied for forgiveness of the PPP loan, at which time the $495,000 in trust would be released to the Company.

(j)	Accounts Receivable

Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Based on the analysis the Company did not record an allowance for doubtful accounts as of March 31, 2021 or December 31, 2020.

(k)	Concentrations of Credit Risk

Revenue for customers that accounted for 10% or more of revenue for the three months ended March 31, 2021 and 2020, are summarized below:

	2021	2020
Customer 1 (grant revenue)	37%	29%
Customer 2 (grant revenue)	13%	12%
Customer 3 (grant revenue)	*	25%
Customer 4 (services revenue)	18%	*

Accounts receivable balances for customers that accounted for 10% or more of accounts receivable at March 31, 2021, and December 31, 2020, is summarized below:

	March 31, 2021	December 31, 2020
Customer 1 (grant revenue)	44%	15%
Customer 2 (grant revenue)	*	19%
Customer 3 (product revenue)	*	27%
Customer 4 (product revenue)	*	10%
Customer 5 (product revenue)	*	10%

*	Amount represents less than 10%

(l)	Inventories

Inventories, consisting primarily of EV charging stations, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At March 31, 2021 and December 31, 2020, the Company’s inventories consisted solely of finished goods. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying condensed consolidated balance sheets.

(m)	Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the condensed consolidated statement of operations.

(n)	Intangible Assets

Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.

(o)	Impairment of Long-Lived Assets

The Company evaluates long-lived assets, for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the three months ended March 31, 2021 and 2020.

(p)	Investments in Equity Securities Without Readily Determinable Fair Values

Investments in equity securities of nonpublic entities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity, and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

In February 2019, During 2019, the Company invested in Dreev SaS, (“Dreev”), a VIE, and determined it was not the primary beneficiary of the VIE (see Note 5). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of March 31, 2021 and December 31, 2020, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the three months ended March 31, 2021 or the year ended December 31, 2020.

(q)	Employee Savings Plan

The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not contribute to the savings plan.

(r)	Fair Value Measurement

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, convertible notes payable, convertible debenture, the conversion option on the notes payable and warrants. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. The Company also considers counterparty risk and its own credit risk in its assessment of fair value.

The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs used to measure fair value are defined as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

●	Level 3 – Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities.

(s)	Net Loss Per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, shares issuable upon the conversion of the Series A Convertible Preferred stock (Note 8) exercise of warrants (Note 8), exercise of the unit purchase option (Note 8), and options to purchase common stock (Note 9) are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

(t)	Revenue Recognition

The Company accounts for revenues under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is primarily derived from sales of EV charging stations, fees for cloud computing services related to providing access to the Company’s GIVe platform, extended warranty and maintenance services. The Company also has performed certain software development services and received government grants. GIVe platform access is considered a monthly series comprising of one performance obligation and fixed fees are recognized as revenue in the period the services are provided to and consumed by the customer. The transaction price for each contract is allocated between the identified performance obligations based on relative estimated standalone selling prices.

Products – The Company resells EV charging stations either on a standalone basis or together with services such as access to the GIVe platform, extended warranty and maintenance services. When the charging station is a distinct performance obligation, revenue is recognized upon delivery. For other customer contracts, the charging stations are sold as part of a solution and are not distinct from the services, and revenue from the charging station is recognized upon completion of installation and commissioning of the equipment.

Services – Specific contracts contain licenses to the software that provides the V2G functionality for one- to twelve-year contract periods through access to the Company’s software as a service GIVe platform application. The Company determined that the nature of the GIVe application performance obligation is providing continuous access to its GIVe application for the contract period. Although the activities that the customer may be able to perform via the GIVe application may vary from day to day, the overall promise is to provide continuous access to the GIVe application to the customer for a period of one- to twelve-years. Thus, access to the GIVe application represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company has determined that for GIVe SaaS revenue, the best indicator for the transfer of control is the passage of time.

The Company has entered into various agreements for research and development and software development services. The terms of these arrangements typically include terms whereby the Company receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The Company applies considerable judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve a particular milestone in making this assessment. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The Company sells an extended warranty contract on the charging stations, which includes maintenance of the equipment for a period (e.g., three years, five years, 10 years, 12 years). The warranty provides the customer with assurance that the product will function as intended for the period of the contract and maintenance services related to the equipment. Since the warranty provides a customer with a service in addition to the assurance that the product complies with agreed-upon specifications, the promised service is a performance obligation. Access to the warranty services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company recognizes warranty revenue ratably with the passage of time.

Revenue for other service contracts is recognized over time using an input method where progress on the performance obligation is measured based on the proportion of actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation.

Grant revenue – The Company has concluded that grants are not within the scope of ASC 606, as government entities do not meet the definition of a “customer” as defined by ASC 606, and as for the grants, there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Additionally, the Company has concluded these government grants meet the definition of a contribution and are non-reciprocal transactions; however, ASC Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity, and the grants are with a governmental agency.

Revenues from each grant are based upon internal costs incurred that are specifically covered by the grant. Revenue is recognized as the Company incurs expenses that are related to the grant. The Company believes this policy is consistent with the overarching premise in ASC 606, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in the ASC. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

The Company considers contract modifications to exist when the modification either creates new or makes changes to the existing enforceable rights and obligations. Contract modifications for services that are not distinct from the existing contract are accounted for as if they were part of that existing contract. In these cases, the effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates are recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract modifications for goods or services that are considered distinct from the existing contract are accounted for as separate contracts.

The Company’s contract liabilities consist solely of deferred revenue related to amounts billed or received in advance of services or products delivered.

(u)	Cost of Revenue

Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions.

(v)	Contract Costs

Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, incurred to obtain the contract and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of March 31, 2021 and December 31, 2020 and determined these to be immaterial to the condensed consolidated financial statements.

(w)	Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes, (“ASC 740”), under which it recognizes deferred income taxes, net of valuation allowances, for net operating losses, tax credit carryforwards, and the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies certain provisions of ASC 740, which includes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit or obligation as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments.

(x)	Research and Development

The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.

(y)	Stock-Based Compensation

The Company accounts for share-based awards granted to employees and nonemployees under the fair value method prescribed by ASC 718-10, Stock Compensation. Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.

(z)	Segment Reporting

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three months ended March 31, 2021 and 2020:

	2021	2020
Revenues:
United States	$591,831	$563,916
United Kingdom	141,286	131,441
Denmark	65,915	249,973
	$799,032	$945,330

The following table summarizes the Company’s long-lived assets in different geographic locations as of March 31, 2021 and December 31, 2020:

	2021	2020
Long-lived assets:
United States	$1,664,703	$1,705,201
Denmark	-	10,544
	$1,664,703	$1,715,745

(aa)	Recently adopted accounting pronouncements

Effective January 1, 2021, the Company adopted the new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach. The Company has elected the package of practical expedients permitted in ASC Topic 842 (“ASC 842”). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2020) would have met the definition of initial direct costs in ASC 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, as of January 1, 2021 (the date of adoption of ASC 842) the Company recorded (a) a lease liability of $98,491, which represents the present value of the remaining lease payments of $100,292, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $95,346, which represents the lease liability of $98,491 adjusted for accrued rent of $3,145. There was no cumulative effect on retained earnings as of January 1, 2021 as a result of adoption of ASC 842.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06 (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception. Adopting ASU 2020-06 did not result in a cumulative impact of adoption during the quarter ended March 31, 2021.

(bb)	Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss (CECL) model in determining the allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable, and notes receivable. The CECL model requires that an entity estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Entities will also be required to disclose information about how the entity developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 – Revenue Recognition

The disclosures below discuss the Company’s material revenue contracts.

The following table provides information regarding disaggregated revenue based on revenue by service lines for the three months ended March 31:

	2021	2020
Revenue recognized over time:
Services	$167,245	$261,330
Grants	487,129	638,693
Revenue point in time:	144,658	45,307
Products	$799,032	$945,330

The aggregate amount of revenue for the Company’s existing contracts with customers as of March 31, 2021 expected to be recognized in the future for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2021 (remaining nine months)	$403,989
Thereafter	25,883
Total	$429,872

Note 4 – Fair Value Measurements

The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2021	Total Gains (Losses) For The Three Months Ended March 31, 2021
Recurring fair value measurements
Private warrants	$-	$-	$831,398	$831,398	$421,830
Total recurring fair value measurements	$-	$-	$831,398	$831,398	$421,830

The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 8) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Private
Warrants
Balance at December 31, 2020	$-
Assumed at closing of merger	1,253,228
Total (gains) losses for the period included in earnings	(421,830)
Balance at March 31, 2021	$831,398

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2021 and 2020.

Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.

Note 5 – Investment in Dreev

In October 2018, the Company entered into a Cooperation Framework Agreement and in February 2019, the Company invested in an enterprise (the “Investment”) with EDF Pulse Croissance Holding (“EDF”), a related party (see Note 12), in which the companies incorporated an entity under the name of Dreev S.A.S., a société par actions simplifiée, organized in France (“Dreev”) in order to jointly develop and market V2G products in France, the UK, Belgium, and Italy (the “G4”). The Company licensed certain of its patents, know-how, and software copyrights (the “IP”) to Dreev to develop and commercialize the IP in the G4, with a promise to transfer the patents to Dreev in the future, in exchange for an initial 49% ownership stake in Dreev.

The Company determined that Dreev is a VIE; however, the Company determined that it was not the primary beneficiary of and therefore did not control Dreev. Although the Company did not maintain control over Dreev, it determined it was able to exercise significant influence concerning the Investment. Hence, the Company initially accounted for the Investment on the equity method of accounting.

In October 2019, the Company sold 36% of its 49% equity interest in Dreev to EDF. The sale reduced the Company’s equity ownership in Dreev to approximately 13%. Accordingly, the Company discontinued accounting for its investment in Dreev under the equity method at that time, as the Company was no longer able to exercise significant influence over the operations of Dreev.

Commencing in October 2018 and continuing through August 2020, the Company performed consulting services to Dreev related to transferring the IP, software development, and operations of Dreev. The consulting services of zero and $182,569 for the three months ended March 31, 2021 and 2020, respectively, were provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.

Note 6 – Intangible Assets

At both March 31, 2021 and December 31, 2020, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,859 and $26,553 for the three months ended March 31, 2021 and 2020, respectively. Accumulated amortization totaled $505,901 and $471,042 at March 31, 2021 and December 31, 2020, respectively.

The net amount of intangible assets of $1,585,655 at March 31, 2021, will be amortized over the weighted average remaining life of 11.6 years.

Total estimated future amortization expense is as follows for years following December 31, 2020:

2021 (remaining nine months)	$104,578
2022	139,437
2023	139,437
2024	139,437
2025	139,437
Thereafter	923,329
$1,585,655

Note 7 – Debt

The following is a summary of Debt as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
6% Senior Secured Convertible Debenture	$-	$4,000,000
Payroll Protection Plan loan	492,100	492,100
	492,100	4,492,100
Less: discount on convertible debenture	-	(198,046)
Total debt - current	$492,100	$4,294,054

6% Senior Secured Convertible Debenture

Concurrently with the execution of the Merger Agreement between Nuvve Corp., the Company and Newborn (Note 2), on November 12, 2020, entered into a 6% Senior Secured Convertible Debenture (the “Debenture” or “Bridge Loan”) and a related Securities Purchase Agreement, whereby Nuvve received a loan in the amount of $4,000,000 from a single investor (the “Investor”). The Bridge Loan was funded on November 17, 2020, and the Company received net proceeds of $3,736,435, after deduction of issuance costs of $263,565, which were recorded as debt discount. The maturity date of the Bridge Loan was May 17, 2021. Interest on the Bridge Loan of 6% per annum was due at maturity or conversion of the Note. At the consummation of the Business Combination and the related PIPE financing (Note 2), the principal and interest earned on the Bridge Loan was automatically converted into shares of common stock of the Company based on a conversion price of $1.56, which was exchanged in the Business Combination transaction for shares of the Company. The Debenture was collateralized by all assets of the Company and each Subsidiary pursuant to the Security Agreement, dated as of November 17, 2020 between the Company, the Subsidiaries of the Company and the Investor.

Interest expense on the Debenture for the three months ended March 31, 2021 and 2020 is $52,402 and zero, respectively.

Convertible Notes Payable

Beginning in July 2018 and at various dates thereafter, the Company issued convertible notes payable (“Notes”). The Notes accrued interest at 5 percent per annum. The Notes were due at various dates ranging from January 31, 2019 to December 1, 2021 (Maturity Dates) (if called) or earlier upon the closing of a qualified next equity financing, as defined in the agreement (Next Equity Financing”), or an IPO or liquidation event. In the event of a Next Equity Financing, the Notes balance, including accrued interest, would convert into shares of common or preferred stock issued in connection with the financing, at the lower of a price equal to (a) 80% of the price paid by investors participating in the Next Equity Financing or (b) a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. In the event of conversion at maturity, a liquidation event or an IPO, the Notes balance, including accrued interest, would be converted to equity securities at a conversion rate based on a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. On November 17, 2020, the Company entered into the 6% Senior Secured Convertible Debenture, which met the definition of a Next Equity Financing. Accordingly, as of November 17, 2020, the total principal and accrued interest on the Notes then outstanding were converted into a total of 1,539,225 shares of the Company’s common stock. As a result, at both March 31, 2021 and December 31, 2020, the outstanding balance on the Notes was zero.

The Next Equity Financing conversion options were identified as redemption features for accounting purposes. Accordingly, the redemption feature was bifurcated and recorded at estimated fair value. Since the Notes converted in November 2020, no amounts associated with the redemption feature are reflected in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Interest expense recognized on the Convertible Notes during the three months ended March 31, 2021 and 2020, was zero and $1,875, respectively.

PPP and EIDL Loans

In April 2020, the Company applied for, and in May 2020, the Company received a loan in the amount of $482,100 as a part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan is also known as a Payroll Protection Program (PPP) loan. If the Company meets certain criteria relating to expenditures during a specific measurement period, the loan will be forgiven. To the extent that the loan is not forgiven, the loan will have a term of 2 years, an interest rate of 1%, and will have principal and interest deferred for 6 months. Although the Company intends to make its best efforts to meet the criteria and achieve forgiveness of the loan, there is no assurance that it will be successful.

Interest expense recognized on the PPP loan for the three months ended March 31, 2021 and 2020 was $1,205 and zero, respectively.

In March 2020, the Company applied for, and in May 2020, the Company received an Economic Injury Disaster Loan Emergency Advance (EIDL) loan from the Small Business Administration in the amount of $149,900, along with a $10,000 advance. The terms of the loan were as follows: 1) interest rate of 3.75% per year, 2) repayment over a 30-year term, and 3) a deferment of payment of principal and interest for one year. On November 16, 2020, the Company repaid the principal and interest balance due on the EIDL loan from the SBA, therefore the balance of the EIDL loan at both March 31, 2021 and December 31, 2020 was zero. There was no interest expense recognized during the three months ended March 31, 2021 and 2020.

Note 8 – Stockholders’ Equity

As of March 31, 2021, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).

Preferred Stock

The Board of Directors is expressly granted authority to issue shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a “Preferred Stock Designation”) and as may be permitted by the General Corporation Law of the State of Delaware. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Common Stock

General. The voting, dividend, liquidation, conversion, and stock split rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the Preferred Stock of any series as may be designated by the Board of Directors upon any issuance of the Preferred Stock of any series. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Company entitled to vote.

Voting. Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held by such holder. Each holder of Common Stock shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company (as in effect at the time in question) (the “Bylaws”) and applicable law on all matters put to a vote of the stockholders of the Company.

Dividends. Subject to the rights of any holders of any shares of Preferred Stock which may from time to time come into existence and be outstanding, the holders of Common Stock shall be entitled to the payment of dividends when and as declared by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. Any dividends declared by the Board of Directors to the holders of the then outstanding shares of Common Stock shall be paid to the holders thereof pro rata in accordance with the number of shares of Common Stock held by each such holder as of the record date of such dividend.

Liquidation. Subject to the rights of any holders of any shares of Preferred Stock which may from time to time come into existence and be outstanding, in the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the funds and assets of the Corporation that may be legally distributed to the Corporation’s stockholders shall be distributed among the holders of the then outstanding shares of Common Stock pro rata in accordance with the number of shares of Common Stock held by each such holder.

Warrants

In connection with its initial public offering on February 19, 2020, Newborn sold 5,750,000 units, which included one warrant to purchase Newborn’s common stock (the “Public Warrants”). Also, on February 19, 2020, NeoGenesis Holding Co., Ltd., Newborn’s sponsor (“the Sponsor”), purchased an aggregate of 272,500 private units, each of which included one warrant (the “Private Warrants”), which have the same terms as the Public Warrants. Upon completion of the merger between Nuvve and Newborn, the Public Warrants and Private Warrants were automatically converted to warrants to purchase Common Stock of the Company.

Each of the Public Warrants and Private Warrants entitles the holder to purchase one-half of a share of Nuvve’s Common Stock at a price of $11.50 per share. The term of the warrants commenced on March 19, 2021, the date of completion of the Business Combination, and expire on March 19, 2024. The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Public Warrants sold and issued in Newborn’s IPO, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant shall not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial Business Combination is not consummated, the Public Warrants will expire and will be worthless.

The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees.

Concurrently with the execution of the Merger Agreement (Note 2), on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 of Newborn’s common stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the PIPE). Upon closing of the PIPE immediately prior to the closing of the Business Combination (Note 2), the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $11.50 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.

The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2021 (there were no warrants outstanding at December 31, 2020):

	Number of Shares	Exercise Price	Expiration Date
Public Warrants	2,875,000	$11.50	March 19, 2024
Private Warrants	136,250	$11.50	March 19, 2024
PIPE Warrants	1,353,750	$11.50	March 19, 2024
	4,365,000

Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrant is reflected as a current liability in the condensed consolidated balance sheet as of March 31, 2021 in the amount of $831,398 and the decrease in the fair value of the Private Warrant for the three months ended March 31, 2021 of $421,830 is reflected as change in fair value of private warrants in the condensed consolidated statement of operations.

Unit Purchase Option

On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, a unit purchase option (“UPO”) to purchase up to a total of 316,250 units at $11.50 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn’s initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the exercise price of $11.50 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.

Note 9 – Stock Option Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of March 31, 2021, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten-year contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of March 31, 2021, a total of 1,875,160 shares of common stock remained available for future issuance under the 2020 Plan. As of March 31, 2021, there were also 87,590 shares of unvested restricted stock awards outstanding.

Stock-based compensation expense for stock options was recorded as follows for the three months ended March 31:

	2021	2020
Selling, general, and administrative expenses	$219,688	$11,021
Research and development expenses	42,417	6,536
	$262,105	$17,557

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the three months ended March 31, 2021 for the 2010 Plan and the 2020 Plan. There were no stock options granted during the three months ended March 31, 2020.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.1	6.1
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	0.52%	1.06%
Volatility (4)	69.5%	69.5%

(1)	The expected life of options is the average of the contractual term of the options and the vesting period.

(2)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate declaring or paying cash dividends over the expected life of the options.

(3)	The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.

(4)	Volatility is estimated by management. As the Company has been a private company for most of its existence, there is not enough historical volatility data related to the Company’s Common stock as a public entity. Therefore, this estimate is based on the average volatility of certain public company peers within the Company’s industry.

The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to merger capitalization, for the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding - December 31, 2020	1,219,710	$2.92	6.73
Granted	81,775	$8.71
Forfeited	(3,385)	$4.90
Outstanding - March 31, 2021	1,298,100	$3.25	6.67

Options Exercisable at March 31, 2021	928,895	$1.93	5.74
Options Vested and Expected to Vest at March 31, 2021	1,298,100	$3.25	6.67

The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding - December 31, 2020	-
Granted	1,337,250	$13.70	9.98
Outstanding - March 31, 2021	1,337,250	$13.70	9.98

Options Exercisable at March 31, 2021	-
Options Vested and Expected to Vest at March 31, 2021	1,337,250	$13.70	9.98

During the three months ended March 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the quarter ended March 31, 2021 is immaterial.

No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options. During the three months ended March 31, 2021, 44,228 options with a weighted-average grant date fair value of $0.47 per share vested. As of March 31, 2021, there were 1,706,455 unvested options with a weighted average grant date fair value of $11.86 per share for the 2010 Plan and the 2020 Plan. As of March 31, 2021, there was $13,206,675 of total unrecognized compensation cost related to unvested stock options. The Company expects this cost to be recognized over a remaining weighted-average period of approximately four years.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2020, and changes during the three months ended March 31, 2021, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	-	-
Granted	87,590	$13.70
Nonvested at March 31, 2021	87,590	$13.70

As of March 31, 2020, there was $1,190,322 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately three years.

Note 10 – Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for both the three months ended March 31, 2021 and March 31, 2020 was approximately zero, or 0.0% of the pre-tax loss. The effective tax rate differed from the U.S. federal statutory tax rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2021, there was no material change from the year ended December 31, 2020 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, which did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA but does not expect it to have a material impact on the Company’s consolidated financial statements for the 2021 fiscal year.

Note 11 – Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,361,720)	$(497,808)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	10,408,080	8,778,916
Net Loss per share attributable to common stockholders, basic and diluted	$(.52)	$(.06)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options issued and outstanding	1,415,355	969,799
Nonvested restricted stock issued and outstanding	7,873	-
Public warrants	2,875,000	-
Private warrants	136,250	-
PIPE warrants	1,353,750	-
Convertible notes payable	-	63,512
Total	5,788,228	1,033,311

Note 12 – Related Parties

At March 31, 2020, the Company had accrued compensation payable to an officer and director totaling $471,129. On August 11, 2020, the Board of Directors of the Company approved the conversion of the compensation payable into a convertible note (Note 7). On November 17, 2020, convertible note was converted to common stock (Note 7).

During the three months ended March 31, 2021, the Company engaged an individual who is related to an officer of the Company to provide certain professional services to the Company totaling $10,313.

As described in Note 5, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.

During 2020, the Company engaged a stockholder for consulting services. During the three months ended March 31, 2021 and 2020 no amounts were paid to the stockholder for these services. As of both March 31, 2021 and December 31, 2020, $42,500 due to the stockholder is included in accounts payable in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $147,620 and $49,501, respectively, and had a balance of accounts receivable of $9,400 and zero at March 31, 2021 and December 31, 2020, respectively, from an entity that is an investor in the Company.

Note 13 – Operating Leases

The Company is party to operating leases relating to commercial office space. These operating leases are not unilaterally cancelable by the Company, are legally enforceable, and specify fixed or minimum amounts. The leases expire at various dates through 2022 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay real estate taxes, insurance, and repairs.

Future undiscounted cash flows of the operating lease liabilities of $95,730 will mature through June 1, 2022. Operating lease costs were $76,055 for the three months ended March 31, 2021, and rent expense was $84,915 for the three months ended March 31, 2020.

Note 14 – Commitments and Contingencies

(a)	Deferred Compensation

The Company has deferred compensation for two of its founders earned during the first five years of the Company’s operations, which is payable upon successful completion a purchase of the Company or an initial public offering. As a result, the Company is committed to pay one of the founders an amount equivalent to 1% of the value of the Company as of the date the Merger transaction closes, which amounted to approximately $1,548,347. The Company is committed to pay the other founder an amount equivalent to 100% of his current base salary at the date the Merger transaction closes, which amounts to approximately $260,000. No deferred compensation amount was accrued at December 31, 2020 related to these commitments as they were contingent upon the successful close of the Merger transaction. The Company accrued $1,808,347 in compensation expense related to these payments during the three months ended March 31, 2021. The deferred compensation was paid to the founders in April 2021.

(b)	Legal Matters

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

(c)	Research Agreement

Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company will pay a minimum of $400,000 annually in equal quarterly installments going forward. For the three months ended March 31, 2021 and 2020, $100,000 and $66,667 had been paid under the research agreement, respectively. At both March 31, 2021 and December 31, 2020, amounts payable under the agreement totaled $645,267. The outstanding amounts payable were paid in full in April 2021.

(d)	In-Licensing

The Company is party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate $700,000 in royalties upon achievement of certain milestones. As of March 31, 2021 and December 31, 2020, no royalty expenses had been incurred under this agreement.

In November 2017, the Company executed an agreement (“IP Acquisition Agreement”) with the University of Delaware (Seller) whereby all right, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen-year expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least six consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000

The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2021, no royalty expenses had been incurred under this agreement.

(e)	Investment

The Company is committed to possible future additional contributions to the Investment in Dreev (Note 5) in the amount of $270,000.

(f)	Reimbursement of Legal Fees

On October 5, 2020, the Company entered into an agreement with an investor whereby the Company agreed to reimburse the investor for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by the Company of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through March 31, 2021.

Note 15 – Subsequent Events

(a)	Put Option

On March 19, 2021, the Closing Date of the Business Combination, EDF Renewables exercised its put option on the Company’s common shares held them (see Note 2). As a result, on April 26, 2021, the Company reacquired 134,449 shares of the Company’s Common Stock from EDF Renewables for $2,000,000 in cash, at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise).

(b)	Stonepeak and Evolve Term Sheet

On May 17, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve”), relating to the proposed formation of a venture, Levo Mobility LLC (“Levo,” and such proposed venture, the “Proposed Transaction”). Pursuant to the Letter Agreement, the parties agreed to negotiate in good faith to finalize and enter into definitive agreements for the Proposed Transaction. However, the parties are not bound to enter into such agreements. Accordingly, there can be no assurance that the parties will enter into definitive agreements for the Proposed Transactions on the terms described in this report, or at all, or that the Proposed Transaction will be consummated.

If the Proposed Transaction is consummated on the proposed terms, Levo will utilize the Company’s proprietary V2G technology and the capital from Stonepeak and Evolve to help accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts nationwide through “V2G hubs” and Transportation as a Service (TaaS). If consummated on the proposed terms, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate capital commitment of $750 million. They will have the option to upsize their capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

In connection with the signing of the Letter Agreement, the Company issued to Stonepeak and Evolve the following ten-year warrants (the “Warrants”) to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve):

●	Series B warrants to purchase 2,000,000 shares of the Company’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance,
●	Series C warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures,
●	Series D warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures,
●	Series E warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures, and
●	Series F warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

In connection with the signing of the Letter Agreement, the Company also entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with Stonepeak and Evolve.

●	Under the SPA, from time to time between November 13, 2021 and November 17, 2028, Stonepeak and Evolve may elect, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). The SPA includes customary representations and warranties and closing conditions and customary indemnification provisions. In addition, Stonepeak and Evolve may elect to purchase shares under the SPA on a cashless basis in the event of a change of control of the Company.
●	Under the RRA, the Company granted Stonepeak and Evolve demand and piggyback registration rights relating to the sale of the Warrants and the shares of the Company’s common stock issuable pursuant to the Warrants and the SPA.

If the Proposed Transaction is not consummated by August 16, 2021, and the Company notifies Stonepeak and Evolve of its intent to terminate the Letter Agreement, then the Company may redeem the Warrants for $0.0001 per Warrant, if Stonepeak and Evolve do not confirm their willingness to enter into definitive agreements on certain material terms.

The Letter Agreement further provides that the Company will use its reasonable best efforts to obtain stockholder approval of the issuance of shares of the Company’s common stock under the Warrants and SPA. The Company also agreed to certain exclusivity provisions during the term of the Letter Agreement and to reimburse certain expenses of Stonepeak and Evolve in the event definitive agreements for the Proposed Transaction are not executed.

If the Company enters into a competing alternative transaction within 12 months following any termination of the Letter Agreement, Stonepeak and Evolve can elect to receive either an alternative transaction fee of $10 million in the aggregate or to retain the Warrants held by them. However, if the Company terminates the Letter Agreement and is entitled to redeem the Warrants, as described above, Stonepeak and Evolve will not be entitled to either the alternative transaction fee or the Warrants.

(c)	Main Office Lease

On May 16, 2021, the Company entered into a ten-year lease for an additional 10,250 rentable square feet for its main office facilities in San Diego, California. The lease terms include 3% annual fixed increases in the base rental payment. Also, the lease requires the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The estimated commencement date for the lease is December 1, 2021. The monthly base rent will be abated for the second through and including the eleventh full calendar months of the term and the Company’s pro rata share of certain operating expenses will be abated for the first twelve full calendar months of the lease term. The Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease.

The following is a maturity analysis of the annual undiscounted cash flows under the new main office lease for years ended December 31:

2021	$41,513
2022	84,270
2023	514,377
2024	529,809
2025	545,703
Thereafter	3,579,935
$5,295,607

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”).

References in this Quarterly Report to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Holding Corp. and its subsidiaries.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Overview

Nuvve is a green energy technology company that provides, directly and through business ventures with its partners, a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid and provide other grid services. Its proprietary V2G technology — Nuvve’s Grid Integrated Vehicle (GIVe) platform — has the potential to refuel the next generation of EV fleets through cutting-edge, bi-directional charging solutions.

Nuvve’s proprietary V2G technology enables it to link multiple EV batteries into a virtual power plant to provide bi-directional services to the electrical grid. Nuvve’s GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., coalitions of aggregated EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services offered by conventional generation sources (i.e., coal and natural gas plants). Nuvve’s current addressable energy and capacity markets include grid services such as frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage.

Nuvve’s customers and partners include owner/operators of light duty fleets, heavy duty fleets (including school buses), automotive manufacturers, charge point operators, and strategic partners (via joint ventures, other business ventures and special purpose financial vehicles). Nuvve also operates a small number of company-owned charging stations serving as demonstration projects funded by government grants. Nuvve expects growth in company-owned charging stations and the related government grant funding to continue, but for such projects to constitute a declining percentage of its future business as its commercial operations expand.

Nuvve offers its customers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. Nuvve expects to generate revenue primarily from the provision of services to the grid via its GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, Nuvve also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, Nuvve may generate non-recurring engineering services revenue derived from the integration of its technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, Nuvve may share the recurring grid services revenue with the customer.

Business Combination

On March 19, 2021, Nuvve consummated the Business Combination contemplated by the Merger Agreement. The Business Combination was effected in two steps, as follows: (i) Newborn reincorporated to the State of Delaware by merging with and into the Company, with the Company surviving the merger as the new public company (the Reincorporation Merger), and (ii) immediately after the Reincorporation Merger, Merger Sub merged with and into Nuvve, with Nuvve surviving the merger as a wholly-owned subsidiary of the Company (the Acquisition Merger). Also on March 19, 2021, the Company consummated the PIPE, generating net proceeds of $14,250,000.

The most significant change in Nuvve’s future reported financial position and results as a result of the completion of the Business Combination and the PIPE is an estimated net increase in cash of approximately $62,018,410. Total transaction costs of $3,702,421 were treated as a reduction of the cash proceeds with capital raising costs being deducted from Nuvve’s additional paid-in capital. In addition, the net cash proceeds were reduced by the Company’s payment of $6,000,000 to EDF Renewables in connection with the repurchase from them of 600,000 shares of the Company’s common stock pursuant to the Purchase and Option Agreement, payment of $487,500 to NeoGenesis Holding Co. Ltd., the sponsor of Newborn, in repayment of loans made by the sponsor to Newborn, and deposit of $495,000 into escrow for the potential repayment Nuvve’s PPP loan.

Upon consummation of the Business Combination, Nuvve-designated directors were appointed to five of the seven seats of the combined company’s board of directors; Nuvve’s Chief Executive Officer was appointed as Chairman of the combined company’s board of directors; Nuvve’s senior management became the senior management of the combined company; and the current stockholders of Nuvve became the owners of approximately 48.3% of the outstanding shares of common stock of the combined company. Accordingly, the Business Combination is being accounted for as a Reverse Recapitalization, whereby Nuvve is the acquirer for accounting and financial reporting purposes and Newborn is the legal acquirer. A Reverse Recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy Nuvve in many respects. The shares of Newborn remaining after redemptions, and the unrestricted net cash and cash equivalents on the date the Business Combination is consummated, are being accounted for as a capital infusion to Nuvve.

As a consequence of the Business Combination, Nuvve became an SEC-registered, Nasdaq-listed company, which will require Nuvve to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Nuvve expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.

Additionally, Nuvve expects its capital and operating expenditures will increase significantly in connection with ongoing activities as Nuvve invests additional working capital for heavy-duty DC-V2G charging stations and level 2 AC-V2G charging stations, additional investments in equipment to meet increased project needs, and additional operating expenses to hire project managers, technicians, sales, partnership and customer service personnel, data scientists, trading teams, software engineers and administrative staff.

Nuvve’s historical operations and statements of assets and liabilities may not be comparable to the operations and statements of assets and liabilities of the combined company as a result of the Business Combination.

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Nuvve operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic.

As the coronavirus pandemic continues to evolve, Nuvve believes the extent of the impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond Nuvve’s knowledge and control, and as a result, at this time Nuvve is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the COVID-19 outbreak, and if so, Nuvve may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. Although Nuvve has made its best estimates based upon current information, there can be no assurance that such estimates will prove correct due to the effects of the COVID-19 outbreak or otherwise.

Key Factors Affecting Nuvve’s Business

Nuvve believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below and in the “Form 10 Information—Risk Factors” section of the Form 8-K filed on March 25, 2021 with the Securities and Exchange Commission (“Form 8-K”).

Growth in EV Adoption

Nuvve’s revenue growth is tied to the overall acceptance of commercial fleet and passenger EVs sold, which it believes will help drive the demand for intelligent vehicle-grid-integration solutions. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles when the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would impact Nuvve’s ability to increase its revenue or grow its business.

Fleet Expansion

Nuvve’s future growth is highly dependent upon the fleet applications associated with its technology. Because fleet operators often make large purchases of EVs, this cyclicality and volatility may be more pronounced, and any significant decline from these customers reduces Nuvve’s potential for future growth.

Government Mandates, Incentives and Programs

The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.

In the future, Nuvve will derive other revenue from fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states. Generally, only the owner of EV charging stations can either claim or assign such regulatory credits. If a material percentage of Nuvve’s customers were to claim these regulatory credits or choose to not assign the regulatory credits to Nuvve, Nuvve’s revenue from this source could decline significantly, which could have an adverse effect on its revenues and overall gross margin. While Nuvve has derived an immaterial percentage of its other revenue from these regulatory credits, Nuvve expects revenue from this source as a percentage of revenue may increase over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, Nuvve’s ability to generate this revenue in the future would be adversely impacted.

Competition

Nuvve offers proprietary V2G technology and services and intends to expand its market share over time in its product categories, leveraging the network effect of its V2G technology, services and GIVe software platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, Nuvve’s competition includes other types of electric vehicle charging technologies, such as uni-directional “smart-charging” and lower cost (unmanaged) charging solutions. See “Form 10 Information—Business of Nuvve” in Nuvve’s Form 8-K. If Nuvve’s market share does not grow due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Geographic Expansion

Nuvve operates in North America, selected countries in Europe (directly and through its business venture with EDF), and Japan. Revenue from North America and Europe are expected to contribute significantly to Nuvve’s total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of its market for V2G technology and services. Nuvve plans to use a portion of the proceeds from the Business Combination to increase its sales and marketing activities, as well as to potentially pursue strategic acquisitions in North America and Europe. Nuvve is also positioned to grow its North American and European business through future partnerships with charge point operators, OEMs and leasing companies. However, Nuvve may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Nuvve’s growth in North America and Europe requires differentiating itself as compared to the several existing competitors. If Nuvve is unable to penetrate the market in North America and Europe, its future revenue growth and profits will be impacted.

Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Period-over-Period Change
	2021	2020	Change ($)	Change (%)
Revenue
Products and services	$311,903	$306,636	$5,267	2%
Grants	487,129	638,694	(151,565)	-24%
Total revenue	799,032	945,330	(146,298)	-15%

Operating expenses
Cost of product and service revenue	127,228	22,396	104,832	468%
Selling, general and administrative expenses	4,482,740	848,607	3,634,133	428%
Research and development expense	1,262,950	541,625	721,325	133%
Total operating expenses	5,872,918	1,412,628	4,460,290	316%

Operating loss	(5,073,886)	(467,298)	(4,606,588)	986%

Other income (expense)
Interest expense	(597,549)	(1,875)	(595,674)	31769%
Change in fair value of private warrants liability	421,830	—	421,830	100%
Change in fair value of conversion option on convertible notes	—	(3,107)	3,107	-100%
Other, net	(112,115)	(25,528)	(86,587)	339%
Total other income (expense)	(287,834)	(30,510)	(257,324)	843%

Net loss	$(5,361,720)	$(497,808)	$(4,863,912)	977%

Revenue

Total revenue was $0.8 million for the three months ended March 31, 2021, compared to $0.9 million for the three months ended March 31, 2020, a decrease of $0.1 million, or 15%. The decrease is attributed to a $0.1 million decrease in grants revenue.

Cost of Product and Service Revenue

Cost of product and service revenues primarily consisted of the cost of charging station goods sold. Cost of product and service revenues increased by $0.1 million, or 468%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses. Selling, general and administrative expenses were $4.5 million for the three months ended March 31, 2021 as compared to $0.8 million for the three months ended March 31, 2020, an increase of $3.6 million, or 428%. The increase was primarily attributable to an increase in compensation expenses, including deferred compensation, and professional fees which were associated with the completion of the Business Combination.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 133%, from $0.5 million for the three months ended March 31, 2020 to $1.2 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in compensation expenses and subcontractor expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, change in fair value of private warrants liability, change in fair value of conversion option on convertible notes, and other income (expense). Other income (expense) increased by $0.3 million, from $.03 million of other expense for the three months ended March 31, 2020 to $0.3 million in other expense for the three months ended March 31, 2021. The increase was primarily attributable to the interest expense on the convertible debenture, the amortization of the convertible debenture discount, and the beneficial conversion feature associated with the convertible debenture, offset by the change in fair value of the private warrants liability. The debenture was converted upon the closing of the Business Combination and will not be recurring.

Net loss

Net loss increased by $4.9 million, or 977%, from $0.5 million for the three months ended March 31, 2020 to $5.4 million for the three months ended March 31, 2021. The increase in net loss before income tax expense was primarily due to an increase in expenses of $4.6 million and an increase in other expense of $0.3 million for the aforementioned reasons.

Liquidity and Capital Resources

Sources of Liquidity

We are an early-stage business enterprise. Prior to the Business Combination, we funded our business operations primarily with the issuance of equity and convertible notes, and borrowings along with cash from operations. Nuvve has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2021, Nuvve raised net proceeds of $61.8 million from the Business Combination, the PIPE offering, and related transactions. As reflected in Nuvve’s unaudited condensed consolidated financial statements as of March 31, 2021, Nuvve had a cash balance, working capital, and stockholders’ equity of $62.0 million, $55.9 million and $57.4 million, respectively. Nuvve has been able to raise funds primarily through the Business Combination and PIPE Offering to support its business operations, although there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all.

PPP and SBA Loans

In April 2020, Nuvve applied for, and in May 2020 received, a loan in the amount of $0.5 million as a part of the CARES Act. The loan is also known as a PPP loan. If Nuvve meets certain criteria, the loan will be forgiven. If it is not forgiven, the loan will have a term of two years at an interest rate of 1% with principal and interest deferred for six months. Although we intend to make our best efforts to meet the criteria and achieve forgiveness of the loan, there is no assurance that it will be successful. Upon the closing of the Business Combination, $0.5 million of the proceeds received from Newborn’s trust account were set aside in trust for the possible repayment of the PPP loan.

Nuvve has two contracts, E-FLEX and Project Local Energy Oxfordshire, with a United Kingdom government agency, Innovate UK (IUK). Due to the COVID-19 pandemic, IUK offered, and in March 2020, Nuvve accepted a grant of disaster relief funds of 0.1 million British pounds (equivalent to approximately US$0.1 million) to only be used in performance under these contracts.

Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(2,633,851)	$(349,979)
Investing activities	8,107	(22,504)
Financing activities	62,673,616	75,000
Effect of exchange rate on cash and restricted cash	119,541	26,958
Net increase (decrease) in cash and restricted cash	$59,767,413	$(270,525)

For the three months ended March 31, 2021 and 2020, cash used in operating activities was $2.6 million and $0.3 million, respectively. Nuvve’s cash use in the three months ended March 31, 2021 was primarily attributable to its net loss of $5.4 million, partially offset by $2.3 million of net cash provided by changes in the levels of operating assets and liabilities and the accretion and amortization of the discount on the convertible debenture of $0.1 million and $0.4 million, respectively. Nuvve’s cash used in operating activities for the three months ended March 31, 2020 was primarily attributable to its net loss of $0.5 million, partially offset by $0.1 million of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2021, cash provided by investing activities was $0.01 million. Net cash used in investing activities was $0.02 million during the three months ended March 31, 2020, which was used to purchase fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2021 was $62.3 million, of which $58.5 million was provided in connection with the reverse recapitalization, $14.3 million was provided in connection with the PIPE offering, partially offset by issuance costs of $3.7 million, the repayment of Newborn sponsor loans of $0.5 million and the $6.0 million repurchase of common stock. Cash provided by financing activities for the three months ended March 31, 2020 was $0.08 million, all of which was provided by a shareholder loan.

Immediately prior to the closing of the Business Combination on the Closing Date, March 19, 2021, Newborn consummated the sale of $14,250,000 of Newborn’s ordinary shares and warrants in the PIPE pursuant to the Subscription Agreements. In addition, immediately prior to the closing of the Business Combination, the principal and interest earned on the Bridge Loan (see Note 7 of the Consolidated Financial Statements for further information) was automatically converted into 2,562,005 shares of common stock of Nuvve Corp. based on a stated conversion price of $1.56 per share of Nuvve Corp. common stock (equivalent to $7.50 per share of the Company’s common stock). At the effective time of the Business Combination, subject to the terms and conditions of the Merger Agreement, each share of Nuvve Corp. common stock (including the shares of the Nuvve Corp. Series A preferred stock that were converted into shares of Nuvve Corp. common stock immediately prior to the closing) was canceled and converted into the right to receive the number of shares of the Company’s common stock equal to the Closing Exchange Ratio. As part of the Business Combination, Newborn was merged with and into the Company, the separate corporate existence of Newborn ceased and the Company continued as the surviving corporation. Upon the closing of the merger with the Company, each of Newborn’s outstanding units was automatically separated into its constituent securities and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the PIPE Investors) were converted into a like number of equivalent securities of the Company, except that each of Newborn’s rights was converted automatically into one-tenth of one share of the Company’s common stock in accordance with its terms. In connection with the closing, the Company changed its name to Nuvve Holding Corp.

In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed in a trust account with a trust company acting as trustee. On the Closing Date, the balance in the Trust Account, net of $18,630 of redemptions by Newborn shareholders, was $58,453,331.

Pursuant to a Purchase and Option Agreement between the Company and a former stockholder of Nuvve Corp., 600,000 shares of the Company’s common stock were repurchased immediately after the closing for $6,000,000 out of the proceeds available from the Trust Account.

After the closing of the above transactions, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, and deposit into escrow of $495,000 to cover the balance of the PPP Loan (see Note 7 of the Consolidated Financial Statements for further information), the Company received total net proceeds in cash of $62,018,410 result of the above transactions. Management believes the net proceeds will be sufficient to fund its operations for the next year.

Off-Balance Sheet Arrangements

Nuvve is not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Nuvve’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires Nuvve to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Nuvve’s estimates are based on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Nuvve’s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements included elsewhere in this report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.

Revenue Recognition

Nuvve recognizes revenue using the five-step model under ASC 606 in determining revenue recognition that requires Nuvve to exercise judgment when considering the terms of contracts, which includes: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.

Nuvve may enter into contracts with customers that include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, Nuvve evaluates whether the individual products and services qualify as distinct performance obligations. In Nuvve’s assessment of whether products and services are a distinct performance obligation, it determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires Nuvve to assess the nature of each of its networked charging systems, subscriptions, and other offerings and how they are provided in the context of the contract, including whether they are significantly integrated which may require judgment based on the facts and circumstances of the contract.

The transaction price for each contract is determined based on the amount Nuvve expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees Nuvve charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees, collected on behalf of customers who offer public charging for a fee.

When agreements involve multiple distinct performance obligations, Nuvve accounts for individual performance obligations separately if they are distinct. Nuvve applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Nuvve determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, Nuvve estimates the SSP using the residual approach.

Nuvve has entered into various agreements for research and development services. The terms of these arrangements typically include terms whereby Nuvve receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs. At the inception of each arrangement that includes milestone payments, Nuvve evaluates whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Nuvve applies considerable judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. At the end of each subsequent reporting period, Nuvve reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Revenue for other service contracts is recognized over time using an input method where progress on the performance obligation is measured based on the proportion of actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation.

During 2017, Nuvve was awarded grant funding from the California Energy Commission, which contract continued through 2020. Nuvve has concluded as of January 1, 2019 that this government grant is not within the scope of ASC 606, as government entity does not meet the definition of a “customer” as defined by ASC 606, as there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Revenues from this grant are based upon internal costs incurred that are specifically covered by the grant. Revenue is recognized as Nuvve incurs expenses that are related to the grant. Nuvve believes this policy is consistent with the overarching premise in ASC 606, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in the ASC. Nuvve believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

For sales of finished products (charging stations) to customers which are standalone performance obligations, Nuvve satisfies its performance obligation and records revenues when transfer of control has passed to the customer, which Nuvve has determined as the date at which the product ships. The transaction price is determined based upon the invoiced sales price. Payment terms generally require remittance from customer within 30 days of the sale date. When charging stations are sold as part of a solution, Nuvve satisfies its performance obligation and records revenues when the charging stations are installed and commissioned.

Areas of Judgment and Estimates

Determining whether multiple promises in a contract constitute distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, Nuvve assesses the nature of each individual service or product offering and how the services and products are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. Nuvve determines SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, Nuvve first allocates to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price.

Stock-based compensation

Nuvve grants stock options and restricted stock awards to employees and non-employees. Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make certain assumptions and judgments. These estimates involve inherent uncertainties, and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. Stock-based compensation is measured at the grant date, based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period. Nuvve recognizes forfeitures as they occur.

The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of Nuvve’s underlying common stock, its expected common stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of Nuvve Common Stock.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Expected life of options (in years)	6.1	—
Dividend yield	0%	—
Risk-free interest rate	0.52%	—
Expected volatility	69.5%	—

There were no stock options granted during the three months ended March 31, 2020.

●	Expected Life. The expected term represents the expected life of options is the average of the contractual term of the options and the vesting period.

●	Dividend Yield. The expected dividend yield is zero as Nuvve has never declared or paid cash dividends and has no current plans to do so over the expected life of the options.

●	Risk Free Interest Rate. The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.

●	Expected Volatility. As Nuvve has only been a public company for a short period of time, the volatility rate was estimated by management based on the average volatility of certain public company peers within Nuvve’s industry corresponding to the expected term of the awards.

Common Stock Valuation

Historically for financial statement periods prior to the Business Combination, the fair value of Nuvve Common Stock has been determined by the Nuvve’s Board of Directors with the assistance of management. In the absence of a public trading market for Nuvve Common Stock, on each grant date, Nuvve developed an estimate of the fair value of Nuvve Common Stock based on the information known on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of Nuvve Common Stock, and in part on input from third-party valuations. For periods subsequent to the Business Combination, the Company will determine the fair value of its common stock based on the price of its publicly traded stock.

Nuvve’s valuations of Nuvve Common Stock are determined in accordance with ASC 820, Fair Value Measurement and the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The assumptions used to determine the estimated fair value of Nuvve Common Stock are based on numerous objective and subjective factors, combined with management’s judgment, including:

●	third-party valuations of its common stock;

●	external market conditions affecting the EV industry and trends within the industry;

●	the rights, preferences, and privileges of Nuvve convertible Series A preferred stock relative to those of Nuvve Common Stock;

●	the prices at which Nuvve sold shares of its common stock;

●	its financial condition and operating results, including its levels of available capital resources;

●	the progress of its research and development efforts, its stage of development, and business strategy;

●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Nuvve given prevailing market conditions;

●	the history and nature of Nuvve’s business, industry trends, and competitive environment;

●	the lack of marketability of Nuvve Common Stock;

●	equity market conditions affecting comparable public companies; and

●	general U.S. and global market conditions.

In determining the fair value of Nuvve Common Stock, Nuvve established the enterprise value of its business using the market approach and the income approach. Nuvve also estimated the enterprise value by reference to the closest round of equity financing preceding the date of the valuation if such financing took place around the valuation date. Under the income approach, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over multiple years based on forecasted financial information provided by Nuvve’s management and a terminal value for the residual period beyond the discrete forecast, which are discounted at its estimated weighted-average cost of capital to estimate its enterprise value. Under the market approach, a group of guideline publicly-traded companies with similar financial and operating characteristics to Nuvve are selected, and valuation multiples based on the guideline public companies’ financial information and market data are calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to Nuvve’s historical and forecasted revenue results.

In allocating the equity value of Nuvve’s business among the various classes of equity securities, it used the option pricing model (“OPM”) method, which models each class of equity securities as a call option with a unique claim on its assets. The OPM treats Nuvve Common Stock and convertible Series A preferred stock as call options on an equity value with exercise prices based on the liquidation preference of its redeemable convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after its redeemable convertible preferred stock is liquidated. The exclusive reliance on the OPM is appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.

Since August 2020, Nuvve used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common shares based upon an analysis of future values for Nuvve, assuming various outcomes.

The common share value is based on the probability-weighted present value of expected future investment returns considering two possible scenarios available as well as the rights of each class of shares. These two scenarios are: (i) a transaction with a SPAC and (ii) remaining a private company. The value of the common shares is determined based on an analysis of Nuvve’s operations and projections as of the valuation date, as well as its expected SPAC value for which we have discounted back to the valuation date at an appropriate risk-adjusted discount rate. We then probability weighted each outcome to arrive at an indication of value for the common shares. Nuvve used the OPM and the PWERM to allocate the equity value of its business among the various classes of stock.

After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock. A DLOM was meant to account for the lack of marketability of a stock that was not publicly traded. In making the final determination of common stock value, consideration was also given to recent sales of common stock.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding Nuvve’s expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact Nuvve’s valuations as of each valuation date and may have a material impact on the valuation of Nuvve Common Stock. Following the Business Combination, it will not be necessary to estimate the fair value of the Company’s Common Stock as the shares will be traded in a public market.

Income Taxes

Nuvve utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. Nuvve makes estimates, assumptions, and judgments to determine its provision for its income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. Nuvve assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.

Nuvve recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this report, have not been material, are recognized within provision for income taxes.

Recent Accounting Pronouncements

See Note 2 of Nuvve’s consolidated financial statements included elsewhere in this report for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(A) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period.

The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2021.

In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, the Company intends to rely on such exemptions, the Company is not required to, among other things: (a) provide an auditor’s attestation report on the Company’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act: (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

The Company will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of the Company’s first fiscal year following the fifth anniversary of Newborn’s IPO, (b) the last date of the Company’s fiscal year in which the Company has total annual gross revenue of at least $1.07 billion, (c) the date on which the Company is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed below, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities in the accounting department; and (ii) financial close and reporting processes lacking formal documentation of financial closing policies and procedures, that do not result in timely production of accurate financial information, and that do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters. As of March 31, 2021, we took a number of actions to remediate these material weaknesses, including:

●	utilizing outside accounting and financial reporting consultants to supplement the Company’s resources in the area of the financial close and financial reporting;

●	engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP;

●	utilizing outside consultants to perform a comprehensive review of current procedures to identify and assist in implementing controls in conformity COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring; and

●	hiring additional finance and accounting personnel to augment accounting staff and to provide further segregation of duties and more resources for complex accounting matters and financial reporting.

We are still in the process of implementing these controls. We intend to continue to take steps to remediate the material weaknesses through formalizing documentation of policies and procedures and further evolving our accounting processes.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Inherent Limitation on the Effectiveness Over Financial Reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

Item 1A.	Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the proxy statement/prospectus filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(3) on February 17, 2021 (the “Proxy Statement/Prospectus”), in the section entitled “Risk Factors” beginning on page 30, which is incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the Proxy Statement/Prospectus.Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms, which terms are similar to those contained in the warrant agreement governing certain of our warrants. Our outstanding warrants were initially issued by Newborn, our predecessor, and we were assumed by us in the Business Combination. As a result of the SEC Statement, we evaluated the accounting treatment of the public warrants and private placement warrants issued prior to Newborn’s initial public offering and determined to classify the private placement warrants as a derivative liability, measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed consolidated balance sheet as of March 31, 2021, contained elsewhere in this Quarterly Report, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2021, pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between us and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corporation, our wholly owned subsidiary, and the owner of more than 5% of our common stock, we repurchased 600,000 shares of our common stock from EDF Renewables at a price of $10.00 per share on March 19, 2021. In addition, on March 19, 2021, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of our common stock back to us at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise), or 134,449 shares of our common stock. The sale of the shares to us pursuant to the option closed on April 26, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
Mar. 1 – Mar. 31	600,000	$10.00	600,000
Total	600,000			$2,000,000

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	8-K	3.2	3/25/2021
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
10.1	Indemnification Escrow Agreement	8-K	10.1	3/25/2021
10.2	Earn-out Escrow Agreement	8-K	10.2	3/25/2021
10.3	Form of Lock-Up Agreement	424B3	Annex A (Ex. A)	2/17/2021
10.4	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.5	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.6	Form of PIPE Subscription Agreement	8-K	10.6	3/25/2021
10.7	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.8	Purchase and Option Agreement	8-K	10.8	3/25/2021
10.9	Nuvve Holding Corp. 2020 Equity Incentive Plan	424B3	Annex C	2/17/2021
10.10	Employment Agreement with Gregory Poilasne	8-K	10.10	3/25/2021
10.11	Employment Agreement with Ted Smith	8-K	10.11	3/25/2021
10.12	Employment Agreement with David Robson	8-K	10.12	3/25/2021
10.13	Form of Indemnification Agreement	8-K	10.13	3/25/2021

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.14#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.15#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.16	Paycheck Protection Program Note, dated April 30, 2020, issued by Nuvve Corporation to Silicon Valley Bank	S-4	10.18	2/4/2021
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

+	Furnished herewith.

†	Filed by Newborn Acquisition Corp., the predecessor to the registrant.

#	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2021

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne
Chief Executive Officer