Form 10-Q
period 2021-06-30
Nuvve Holding Corp.
filed 2021-08-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
(Registrant’s telephone number), including area code

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
☒Yes   ☐ No
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
☐ Yes   ☒ No
As of August 5, 2021, 18,626,624 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$48,062,996	$2,275,895
Restricted cash	380,000	—
Accounts receivable	1,138,649	999,897
Inventories	4,217,131	1,052,478
Security deposit, current	—	20,427
Prepaid expenses and other current assets	2,174,347	416,985
Total Current Assets	55,973,123	4,765,682

Property and equipment, net	103,385	95,231
Intangible assets, net	1,550,795	1,620,514
Investment	670,951	670,951
Right-of-use operating assets	5,253	—
Deferred financing costs	43,818,000	—
Security deposit, long-term	3,057	3,057
Total Assets	$102,124,564	$7,155,435

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$3,290,154	$2,960,249
Accrued expenses	2,283,634	585,396
Deferred revenue	502,368	196,446
Debt	—	4,294,054
Operating lease liabilities - current	5,406	—
Other liabilities	3,363	—
Total Current Liabilities	6,084,925	8,036,145

Warrants liability	1,183,000	—
Other long-term liabilities	26,614	—
Total Liabilities	7,294,539	8,036,145

Commitments and Contingencies - Note 14

Stockholders’ (Deficit) Equity
Convertible preferred stock, $0.0001 par value, zero and 30,000,000 shares authorized;zero and 16,789,088 shares issued and outstanding; aggregate liquidation preference of $0 and $12,156,676 at June 30, 2021 and December 31, 2020, respectively	—	1,679
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 18,626,624 and 9,122,996 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,863	2,616
Additional paid-in capital	126,816,249	19,650,659
Accumulated other comprehensive income (loss)	18,762	(77,841)
Accumulated deficit	(32,006,849)	(20,457,823)
Total Stockholders’ Equity (Deficit)	94,830,025	(880,710)
Total Liabilities and Stockholders’ Equity (Deficit)	$102,124,564	$7,155,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Products and services	$766,516	$54,325	$1,078,419	$360,046
Grants	214,814	408,818	701,943	1,048,427
Total revenue	981,330	463,143	1,780,362	1,408,473
Operating expenses
Cost of product and service revenue	362,658	10,808	489,886	33,204
Selling, general, and administrative	5,269,791	868,813	9,752,531	1,717,420
Research and development	1,689,245	665,460	2,952,195	1,207,085
Total operating expenses	7,321,694	1,545,081	13,194,612	2,957,709

Operating loss	(6,340,364)	(1,081,938)	(11,414,250)	(1,549,236)
Other income (expense)
Interest income (expense)	1,984	(5,455)	(595,565)	(7,330)
Change in fair value of conversion option on convertible notes	—	3,107	—	—
Change in fair value of warrants liability	(351,602)	—	70,228	—
Other, net	503,676	31,184	391,561	5,656
Total other (expense) income, net	154,058	28,836	(133,776)	(1,674)
Loss before taxes	(6,186,306)	(1,053,102)	(11,548,026)	(1,550,910)
Income tax (benefit) expense	1,000	1,000	1,000	1,000
Net loss attributable to common stockholders	$(6,187,306)	$(1,054,102)	$(11,549,026)	$(1,551,910)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.12)	$(0.79)	$(0.18)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,668,009	8,778,916	14,560,862	8,778,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,187,306)	$(1,054,102)	$(11,549,026)	$(1,551,910)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(20,146)	(38,190)	96,603	(11,409)
Comprehensive loss	$(6,207,452)	$(1,092,292)	$(11,452,423)	$(1,563,319)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Series A Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	—	$—	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	—	—	(17,039,126)	(1,704)	3,383	—	—	—
Balances December 31, 2020, as previously reported	—	—	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	—	—	427,796	—	—	427,796
Conversion of convertible debenture	—	—	—	—	544,178	54	3,999,381	—	—	3,999,435
Repurchase of common stock from EDF	—	—	—	—	(600,000)	(60)	(5,999,940)	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	—	—	(1,253,228)	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	—	—	8,060,418	806	51,750,557	—	—	51,751,363
Placement agent fee paid in common stock	—	—	—	—	208,532	21	2,085,299	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	—	—	1,425,000	143	14,247,357	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	—	—	(2,000,000)	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	—	—	262,105	—	—	262,105
Currency translation adjustment	—	—	—	—	—	—	—	116,749	—	116,749
Net loss	—	—	—	—	—	—	—	—	(5,361,720)	(5,361,720)
Balances March 31, 2021	—	—	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	57,394,610
Additional merger recapitalization costs	—	—	—	—	—	—	(265,736)	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	—	—	(134,500)	(13)	13	—	—	—
Issuance of warranties to Stonepeak and Evolve	—	—	—	—	—	—	30,234,000	—	—	30,234,000
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	—	—	12,584,000	—	—	12,584,000
Stock-based compensation	—	—	—	—	—	—	1,090,603	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	—	—	(20,146)	—	(20,146)
Net loss	—	—	—	—	—	—	—	—	(6,187,306)	(6,187,306)
Balances June 30, 2021	—	$—	—	$—	18,626,624	$1,863	$126,816,249	$18,762	$(32,006,849)	$94,830,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2019, as previously reported	16,789,088	$1,679	24,542,314	$2,454	$17,131,913	$107,620	$(15,573,689)	$1,669,977
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(15,763,398)	(1,576)	3,255	—	—	—
Balances December 31, 2019, effect of reverse recapitalization (refer to Note 2)	—	$—	8,778,916	$878	$17,135,168	$107,620	$(15,573,689)	$1,669,977
Stock-based compensation	—	—	—	—	17,557	—	—	17,557
Currency translation adjustment	—	—	—	—	—	26,781	—	26,781
Net loss	—	—	—	—	—	—	(497,808)	(497,808)
Balances March 31, 2020	—	—	8,778,916	878	17,152,725	134,401	(16,071,497)	1,216,507
Stock-based compensation	—	—	—	—	15,421	—	—	15,421
Currency translation adjustment	—	—	—	—	—	(38,190)	—	(38,190)
Net loss	—	—	—	—	—	—	(1,054,102)	(1,054,102)
Balances June 30, 2020	—	$—	8,778,916	$878	$17,168,146	$96,211	$(17,125,599)	$139,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(11,549,026)	$(1,551,910)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	81,874	82,280
Share-based compensation	1,352,708	32,978
Beneficial conversion feature on convertible debenture	427,796	3,242
Accretion of discount on convertible debenture	116,147	—
Change in fair value of warrants liability	(70,228)	—
Loss on disposal of asset	1,381	—
Gain on extinguishment of PPP Loan	(492,100)	—
Noncash lease expense	(1,003)	—
Change in operating assets and liabilities
Accounts receivable	(139,140)	249,622
Inventory	(3,164,653)	24,200
Prepaid expenses	(2,209,159)	(47,579)
Accounts payable	330,890	191,493
Accrued expenses	1,595,165	14,690
Deferred revenue	305,922	266,844
Net cash used in operating activities	(13,413,426)	(734,140)
Investing activities
Proceeds from sale of property and equipment	7,969	—
Purchase of property and equipment	—	(22,504)
Net cash provided by investing activities	7,969	(22,504)
Financing activities
Proceeds from issuance of convertible notes	—	28,000
Proceeds from Newborn Escrow Account	58,184,461	—
Redemption of Newborn shares	(18,629)	—
Issuance costs related to reverse recapitalization and PIPE offering	(3,970,657)	—
Proceeds from PIPE offering	14,250,000	—
Repayment of Newborn sponsor loans	(487,500)	—
Repurchase of common stock from EDF	(6,000,000)	—
Newborn cash acquired	50,206	—
Purchase of stock from investor	(2,000,000)	—
Payment of financing costs	(531,527)	—
Payment of finance lease Obligations	(1,989)	—
Proceeds from PPP/EIDL Loan	—	642,000
Issuance of Common Stock	—	(3)
Repayment proceeds from shareholder loan	—	(75,000)
Proceeds from shareholder loan	—	75,000
Net cash provided by financing activities	59,474,365	669,997
Effect of exchange rate on cash	98,193	(11,454)
Net increase (decrease) in cash and restricted cash	46,167,101	(98,101)
Cash and restricted cash at beginning of year	2,275,895	326,703
Cash and restricted cash at end of period	$48,442,996	$228,602
Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$1,679	$—
Conversion of debenture and accrued interest to common shares	$3,999,435	$—
Conversion of shares due to reverse recapitalization	$3,383	$—
Issuance of common stock for merger success fee	$2,085,299	$—
Non-cash merger transaction costs	$2,085,299	$—
Accrued transaction costs related to reverse recapitalization	$189,434	$—
Issuance of private warrants	$1,253,228	$—
Forgiveness of PPP Loan	$492,100	$—
Issuance of Stonepeak and Evolve warrants	$30,234,000	$—
Issuance of Stonepeak and Evolve options	$12,584,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business
(a)Description of Business
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
The Company owns 100% of Nuvve Corporation, a Delaware corporation headquartered in San Diego, California (“Nuvve Corp.”), which was founded on October 18, 2010, to develop and commercialize Vehicle to Grid ("V2G") technology. Nuvve has developed a proprietary V2G technology, including the Company’s Grid Integrated Vehicle (“GIVe™”) cloud-based software platform, that enables it to link multiple electric vehicle ("EV") batteries into a virtual power plant ("VPP") to provide bi-directional energy to the electrical grid in a qualified and secure manner. The VPP can generate revenue by selling or making available to utility companies excess energy when the price is relatively high or buying energy when the price is relatively low. The V2G technology may allow energy users to reduce energy peak consumption and enable utilities to reduce the required internally generated peak demand. This V2G technology was initially developed in 1996 by Dr. Willett Kempton, Ph.D, at the University of Delaware and is now being deployed for commercial use as a part of the management of fleets of electric vehicles, including buses. Nuvve’s technology is patent protected. Nuvve’s first commercial operation was proven in Copenhagen in 2016. Since then, Nuvve has established operations in the United States, the United Kingdom, France, and Denmark. In addition to Nuvve’s algorithms and software, Nuvve provides complete V2G solutions to its customers, including V2G bidirectional chargers which are preconfigured to work with Nuvve’s GIVe platform. The Company’s technology is compatible with several charger manufacturers both in DC (such as CHAdeMO, a DC charging standard for electric vehicles, enabling seamless communication between the vehicle and the charger) and AC mode.
(b)Structure of the Company
Nuvve has one wholly owned subsidiary, Nuvve Corp. Nuvve Corp., has three wholly owned subsidiaries: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France, and (3) Nuvve LTD, a company registered in United Kingdom. In March 2020, following the establishment of its investment in Dreev in 2019 (Note 5), the Company ceased operations of its subsidiary, Nuvve SaS in France. The two employees of Nuvve SaS resigned from the Company in March 2020 and were concurrently hired by Dreev. Financial results for Nuvve SaS are included in the Company’s financial results through the cessation of operations.
On August 4, 2021, the Company formed a joint venture, Levo Mobility LLC with Stonepeak Rocket Holdings LP, a Delaware limited partnership and Evolve Transition Infrastructure LP, a Delaware limited partnership. Please see Note 15 for a summary description of the key items of the joint venture agreement.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying audited (i) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (ii) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Current Report on Form 8-K dated March 19, 2021, filed with the Securities and Exchange Commission.
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
(b)Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
(c)Business Combination
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Upon the closing of the Acquisition Merger, each share of Nuvve Corp.’s common stock outstanding immediately prior to the effective time of the Acquisition Merger (including the shares issued upon conversion of Nuvve Corp.’s preferred stock and upon conversion of the Bridge Loan as described above) automatically was converted into approximately 0.212403050 shares (the “Closing Exchange Ratio”) of the Company’s common stock, for an aggregate of 9,122,996 shares of the Company’s common stock. Each outstanding option to purchase Nuvve Corp.’s common stock (“Nuvve Options”) was assumed by the Company and converted into an option to purchase a number of shares of the Company’s common stock equal to the number of shares of Nuvve Corp.’s common stock subject to such option immediately prior to the effective time multiplied by the Closing Exchange Ratio, for an aggregate of 1,303,610 shares of the Company’s common stock, at an exercise price equal to the exercise price immediately prior to the effective time divided by the Closing Exchange Ratio.
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
Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between the Company and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corp. and the owner of more than 5% of the Company’s common stock, immediately after the closing, the Company repurchased 600,000 shares of the Company’s common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of the Company’s common stock back to the Company at a price per share of $14.87 (the average closing price over the five preceding trading days). The share repurchase was completed on April 26, 2021 (see Note 8).
As agreed between the parties to the Merger Agreement, immediately following the closing of the Acquisition Merger, the Company’s board of directors consisted of seven directors, five of whom were designated by Nuvve and two of whom were designated by Newborn. A majority of the directors qualified as independent directors under rules of Nasdaq.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Each unit issued in the initial public offering consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Public Warrant”), and one right automatically convertible into one-tenth of an ordinary upon completion of an initial business combination. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Each unit in the private placement consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Private Warrant”), and one right automatically convertible into one-tenth of an ordinary share upon completion of an initial business combination. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed by Newborn in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). On the Closing Date of the Business Combination, the balance in the Trust Account was $58,471,961. After the closing of the Business Combination, and other transactions described above, including payment of $18,630 for redemptions of ordinary shares by Newborn stockholders, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, repurchase of $6,000,000 in common shares held by EDF Renewables, and transfer into an escrow account with Silicon Valley Bank of $495,000 to cover the balance of the Company’s PPP Loan payable (Note 7), the Company received total net proceeds from the Trust Account in cash of $47,768,410.
Also on March 19, 2021, the PIPE closed, and the Company received cash proceeds, net of $2,500 of transaction costs, of $14,247,500.
(d)Emerging Growth Company
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
(e)COVID-19
The novel coronavirus (COVID-19) which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, has negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. The Company continues to monitor the situation closely but, at this time, is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic has and will have on its business, operating results, cash flows and financial condition, and it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the COVID-19 outbreak.
(f)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the impairment of intangible assets, the net realizable value of inventory, the fair value of share-based payments, the fair value of notes payable conversion options, revenue recognition, the fair value of warrants, and the recognition and disclosure of contingent liabilities.
Management evaluates its estimates on an ongoing basis. Actual results could materially vary from those estimates.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g)Warrants
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
(h)Foreign Currency Matters
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
(i)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.
Pursuant to the Business Combination agreement, $495,000 of the proceeds received from Newborn’s trust account were required to be set aside in trust for the possible repayment of the Company’s Payroll Protection Plan (“PPP”) loan (Note 7). The Company applied for forgiveness of the PPP loan. In June 2021, the PPP loan was fully forgiven and the $495,000 in trust was released to the Company.

In May 2021, in connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease. This amount securing the letter of credit was recorded as restricted cash as of June 30, 2021.
(j)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Based on the analysis the Company did not record an allowance for doubtful accounts as of June 30, 2021 or December 31, 2020.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(k)Concentrations of Credit Risk
Revenue for customers that accounted for 10% or more of revenue for the three and six months ended June 30, 2021 and 2020, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer 1 (grant revenue)	25.7%	*	20.2%	35.4%
Customer 2 (grant revenue)	*	47.6%	22.9%	*
Customer 3 (grant revenue)	*	36.0%	*	15.9%
Customer 4 (services revenue)	*	*	*	19.9%
Customer 4 (services revenue)	22.9%	*	13.3%	*

Accounts receivable balances for customers that accounted for 10% or more of accounts receivable at June 30, 2021, and December 31, 2020, is summarized below:

	June 30, 2021	December 31, 2020
Customer 1 (grant revenue)	12%	15%
Customer 2 (grant revenue)	22%	19%
Customer 3 (product revenue)	21%	27%
Customer 4 (product revenue)	*	10%
Customer 5 (product revenue)	*	10%
____________________________
*Amount represents less than 10%
(l)Inventories
Inventories, consisting primarily of EV charging stations, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At June 30, 2021, and December 31, 2020, the Company’s inventories consisted solely of finished goods. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying condensed consolidated balance sheets.
(m)Property and Equipment, Net
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the condensed consolidated statement of operations.
(n)Intangible Assets
Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.
(o)Impairment of Long-Lived Assets
The Company evaluates long-lived assets, for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the three and six months ended June 30, 2021 and 2020.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(p)Investments in Equity Securities Without Readily Determinable Fair Values
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
In February 2019, the Company invested in Dreev SaS, (“Dreev”), a VIE, and determined it was not the primary beneficiary of the VIE (see Note 5). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of June 30, 2021, and December 31, 2020, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the three and six months ended June 30, 2021 or the year ended December 31, 2020.
(q)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. During the three and six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not contribute to the savings plan.
(r)Fair Value Measurement
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
The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs used to measure fair value are defined as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
•Level 3 – Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities.
(s)Net Loss Per Share Attributable to Common Stockholders
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, shares issuable upon the conversion of the Series A Convertible Preferred stock (Note 8), exercise of warrants (Note 8), exercise of the unit purchase option (Note 8), and options to purchase common stock (Note 9) are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(t)Revenue Recognition
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Products – The Company sells EV charging stations either on a standalone basis or together with services such as access to the GIVe platform, extended warranty and maintenance services. When the charging station is a distinct performance obligation, revenue is recognized upon delivery. For other customer contracts, the charging stations are sold as part of a solution and are not distinct from the services, and revenue from the charging station is recognized upon completion of installation and commissioning of the equipment.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(u)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions.
(v)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, incurred to obtain the contract and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of June 30, 2021, and December 31, 2020 and determined these to be immaterial to the condensed consolidated financial statements.
(w)Income Taxes
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(x)Research and Development
The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.
(y)Stock-Based Compensation
The Company accounts for share-based awards granted to employees and non-employees under the fair value method prescribed by ASC 718-10, Stock Compensation. Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.
(z)Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$812,796	$272,643	$1,404,627	$836,559
United Kingdom	113,703	188,436	254,989	319,877
Denmark	54,831	2,064	120,746	252,037
	$981,330	$463,143	$1,780,362	$1,408,473
The following table summarizes the Company’s long-lived assets in different geographic locations as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$1,624,203	$1,705,201
Denmark	29,977	10,544
	$1,654,180	$1,715,745

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(aa)Recently adopted accounting pronouncements
Effective January 1, 2021, the Company adopted the new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842) using the modified retrospective transition approach. The Company has elected the package of practical expedients permitted in ASC Topic 842 (“ASC 842”). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2020) would have met the definition of initial direct costs in ASC 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, as of January 1, 2021 (the date of adoption of ASC 842) the Company recorded (a) a lease liability of $98,491, which represents the present value of the remaining lease payments of $100,292, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $95,346, which represents the lease liability of $98,491 adjusted for accrued rent of $3,145. There was no cumulative effect on retained earnings as of January 1, 2021 as a result of adoption of ASC 842.
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-6”). ASU 2020-6 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-6 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-6 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020. The Company early adopted the provisions of ASU 2020-6 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception. Adopting ASU 2020-6 did not result in a cumulative impact of adoption during the quarter ended March 31, 2021.
(bb)Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in determining the allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable, and notes receivable. The CECL model requires that an entity estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Entities will also be required to disclose information about how the entity developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In July 2021, FASB issued Accounting Standards Update (“ASU 2021-05”), Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 provides that a lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: (1) The lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842, and The lessor would’ve otherwise recognized a day-one loss. The classification as operating would eliminate recognition of a day-one loss or gain because the lessor does not recognize a net investment in the lease or derecognize the underlying asset. ASU 2021-05 align the lessor lease classification requirements under Topic 842 with the longstanding practice to account for certain leases with variable payments as operating leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue based on revenue by service lines for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized over time:
Services	$363,366	$35,739	$530,611	$296,511
Grants	214,814	408,818	701,943	1,048,427
Products	403,150	18,586	547,808	63,535
Total revenue	$981,330	$463,143	$1,780,362	$1,408,473
The aggregate amount of revenue for the Company’s existing contracts with customers as of June 30, 2021 expected to be recognized in the future for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2021 (remaining six months)	$379,235
Thereafter	123,133
Total	$502,368

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2021	Total Gains (Losses) For The Three Months Ended June 30, 2021	Total Gains (Losses) For The Six Months Ended June 30, 2021
Recurring fair value measurements
Private warrants	$—	$—	$1,183,000	$1,183,000	$(351,602)	$70,228
Total recurring fair value measurements	$—	$—	$1,183,000	$1,183,000	$(351,602)	$70,228
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 8) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021:

Private Warrants
Balance at December 31, 2020	$—
Assumed at closing of merger	1,253,228
Total (gains) losses recognized during the six months ended June 30, 2021 included in earnings	(70,228)
Balance at June 30, 2021	$1,183,000

The fair value of the level 3 Private Warrants was estimated at June 30, 2021 using the Black-Scholes model which used the following inputs: term of 4.7 years, risk free rate of 0.8%, no dividends, volatility of 88.0%, and strike price of $11.50.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2021 and 2020.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve warrants and securities purchase agreement to purchase shares of the Company’s common stock (see Note 8 for details) at the date of issuance of May 17, 2021:

	Series B Warrants	Series C Warrants	Series D Warrants	Series E Warrants	Series F Warrants	Options
Fair value (in millions)	$12.8	$5.6	$4.8	$3.8	$3.2	$12.6
Valuation methodology	Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Black Scholes
Terms (years)	10	10	10	10	10	7.50
Risk free rate	1.6%	1.6%	1.6%	1.6%	1.6%	1.4%
Strike price	$10.0	$15.0	$20.0	$30.0	$40.0	$50.0
Volatility	55.0%	55.0%	55.0%	55.0%	55.0%	57.0%
Capital expenditure forecast (in millions)	N/A	$125.0	$250.0	$375.0	$500.0	N/A
Probability of warrants vesting	100.0%	96.9%	87.7%	78.2%	69.9%	N/A

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
Commencing in October 2018 and continuing through August 2020, the Company performed consulting services to Dreev related to transferring the IP, software development, and operations of Dreev. The consulting services were zero for each of the three and six months ended June 30, 2021. The consulting services were $71,643 and $254,212 for the three and six months ended June 30, 2020, respectively. The consulting services were provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.

Note 6 – Intangible Assets
At both June 30, 2021 and December 31, 2020, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 and $69,719 for the three and six months ended June 30, 2021, respectively. Amortization expense of intangible assets was $26,553 and $53,106 for the three and six months ended June 30, 2020, respectively. Accumulated amortization totaled $540,761 and $471,042 at June 30, 2021 and December 31, 2020, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net amount of intangible assets of $670,951 at June 30, 2021, will be amortized over the weighted average remaining life of 11.4 years.
Total estimated future amortization expense is as follows:

2021 (remaining six months)	$69,718
2022	139,437
2023	139,437
2024	139,437
2025	139,437
Thereafter	923,329
$1,550,795

Note 7 – Debt
The following is a summary of debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
6% Senior Secured Convertible Debenture	$—	$4,000,000
Payroll Protection Plan loan	—	492,100
	—	4,492,100
Less: discount on convertible debenture	—	(198,046)
Total debt - current	$—	$4,294,054
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
Interest expense on the Debenture for the three and six months ended June 30, 2021 is zero and $52,402, respectively. There was no interest expense on the Debenture for the three and six months ended June 30, 2020.
Convertible Notes Payable
Beginning in July 2018 and at various dates thereafter, the Company issued convertible notes payable ("Notes"). The Notes accrued interest at 5% per annum. The Notes were due at various dates ranging from January 31, 2019 to December 1, 2021 (Maturity Dates) (if called) or earlier upon the closing of a qualified next equity financing, as defined in the agreement (Next Equity Financing"), or an IPO or liquidation event. In the event of a Next Equity Financing, the Notes balance, including accrued interest, would convert into shares of common or preferred stock issued in connection with the financing, at the lower of a price equal to (a) 80% of the price paid by investors participating in the Next Equity Financing or (b) a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. In the event of conversion at maturity, a liquidation event or an IPO, the Notes balance, including accrued interest, would be converted to equity securities at a conversion rate based on a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. On November 17, 2020, the Company entered into the 6% Senior Secured Convertible Debenture, which met the definition of a Next Equity Financing. Accordingly, as of November 17, 2020, the total principal and accrued interest on the Notes then outstanding were converted into a total of 1,529,225 shares of the Company's common stock. As a result, at both June 30, 2021 and December 31, 2020, the outstanding balance on the Notes was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Next Equity Financing conversion options were identified as redemption features for accounting purposes. Accordingly, the redemption feature was bifurcated and recorded at estimated fair value. Since the Notes converted in November 2020, no amounts associated with the redemption feature are reflected in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
Interest expense recognized on the Convertible Notes during the three and six months ended June 30, 2021 was zero. Interest expense recognized on the Convertible Notes during the three and six months ended June 30, 2020 was $2,213 and $4,088, respectively.
PPP and EIDL Loans
In April 2020, the Company applied for, and in May 2020, the Company received a loan in the amount of $482,100 as a part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loan is also known as a Payroll Protection Program ("PPP") loan. The loan had a term of 2 years at an interest rate of 1% with principal and interest deferred for 6 months. The loan also was eligible for forgiveness if certain criteria were met. The Company applied for forgiveness of the PPP loan in June 2021, and it was fully forgiven.
Interest expense recognized on the PPP loan for the three and six months ended June 30, 2021 was $402 and $1,607, respectively. Interest expense recognized on the PPP loan for the three and six months ended June 30, 2020 was $804 and $804, respectively.
In March 2020, the Company applied for, and in May 2020, the Company received an Economic Injury Disaster Loan Emergency Advance ("EIDL") loan from the Small Business Administration in the amount of $149,900, along with a $10,000 advance. The terms of the loan were as follows: 1) interest rate of 3.75% per year, 2) repayment over a 30-year term, and 3) a deferment of payment of principal and interest for one year. On November 16, 2020, the Company repaid the principal and interest balance due on the EIDL loan from the SBA, therefore the balance of the EIDL loan at both June 30, 2021 and December 31, 2020 was zero. There was no interest expense recognized during the three and six months ended June 30, 2020.

Note 8 – Stockholders’ Equity
As of June 30, 2021, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).
Preferred Stock
The Board of Directors is expressly granted authority to issue shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a “Preferred Stock Designation”) and as may be permitted by the General Corporation Law of the State of Delaware. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation. No preferred stock of Nuvve Holding have been issued and outstanding.
Common Stock
General: The voting, dividend, liquidation, conversion, and stock split rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the Preferred Stock of any series as may be designated by the Board of Directors upon any issuance of the Preferred Stock of any series. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Company entitled to vote.
Voting: Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held by such holder. Each holder of Common Stock shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the
Company (as in effect at the time in question) (the “Bylaws”) and applicable law on all matters put to a vote of the stockholders of the Company.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dividends: Subject to the rights of any holders of any shares of Preferred Stock which may from time to time come into existence and be outstanding, the holders of Common Stock shall be entitled to the payment of dividends when and as declared by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. Any dividends declared by the Board of Directors to the holders of the then outstanding shares of Common Stock shall be paid to the holders thereof pro rata in accordance with the number of shares of Common Stock held by each such holder as of the record date of such dividend.
Liquidation: Subject to the rights of any holders of any shares of Preferred Stock which may from time to time come into existence and be outstanding, in the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the funds and assets of the Corporation that may be legally distributed to the Corporation’s stockholders shall be distributed among the holders of the then outstanding shares of Common Stock pro rata in accordance with the number of shares of Common Stock held by each such holder.
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See Note 15 for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the warrants are recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs.
Warrants - Public and Private
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
Each of the Public Warrants and Private Warrants entitles the holder to purchase one-half of a share of Nuvve’s Common Stock at a price of $11.50 per share. The term of the warrants commenced on March 19, 2021, the date of completion of the Business Combination, and expire on March 19, 2026. The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company decides to redeem the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Public Warrants sold and issued in Newborn’s IPO, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant shall not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial Business Combination is not consummated, the Public Warrants will expire and will be worthless.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

share at $11.50 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2021 (there were no warrants outstanding at December 31, 2020):

	Number of Warrants	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	2,875,000	—	$11.50	March 19, 2026
Private Warrants	136,250	—	$11.50	March 19, 2026
PIPE Warrants	1,353,750	—	$11.50	March 19, 2026
Stonepeak/Evolve Warrants - series B	2,000,000	—	$10.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	1,000,000	—	$15.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	1,000,000	—	$20.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	1,000,000	—	$30.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	1,000,000	—	$40.00	May 17, 2031
	10,365,000
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrant is reflected as a liability in the condensed consolidated balance sheet as of June 30, 2021 in the amount of $1,183,000 and the change in the fair value of the Private Warrant for the three and six months ended June 30, 2021 of is reflected as loss of $351,602 and a gain of $70,228, respectively, in the condensed consolidated statement of operations.
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, a unit purchase option ("UPO") to purchase up to a total of 316,250 units at $11.50 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $11.50 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.
Put Option
On March 19, 2021, the Closing Date of the Business Combination, EDF Renewables exercised its put option on the Company’s common shares held them (see Note 2). As a result, on April 26, 2021, the Company reacquired 134,449 shares of the Company's Common Stock from EDF Renewables for $2,000,000 in cash, at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise).
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See Note 15 for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of June 30, 2021, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of June 30, 2021, a total of 1,258,704 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense for the three and six months ended June 30 are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	$810,738	$21,957	$1,063,008	$32,978
Restricted stock	258,137	—	267,972	—
Total	$1,068,875	$21,957	$1,330,980	$32,978
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the six months ended June 30, 2021 for the 2010 Plan and the 2020 Plan.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.0	6.0
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	1.02%	1.02%
Volatility (4)	60.4%	60.4%
__________________
(1)The expected life of options is the average of the contractual term of the options and the vesting period.
(2)No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate declaring or paying cash dividends over the expected life of the options.
(3)The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.
(4)Volatility is estimated by management. As the Company has been a private company for most of its existence, there is not enough historical volatility data related to the Company’s Common stock as a public entity. Therefore, this estimate is based on the average volatility of certain public company peers within the Company’s industry.
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	1,235,860	2.89	6.73	—
Granted	81,775	8.71	—	—
Exercised	—	—	—	—
Forfeited	(2,766)	4.41	—	—
Expired/Cancelled	(2,544)	2.73	—	—
Outstanding - June 30, 2021	1,312,325	3.25	6.39	13,871,041
Options Exercisable at June 30, 2021	974,127	2.03	5.52	11,480,737
Option Vested at June 30, 2021	970,941	2.04	5.51	11,441,071
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 was $4.06.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	—	—	—	—
Granted	1,686,350	12.81	9.75	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(100)	10.00	—	—
Outstanding - June 30, 2021	1,686,250	12.81	9.75	1,710,440
Options Exercisable at June 30, 2021	—	—	—	—
Option Vested at June 30, 2021	—	—	—	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 was $7.27.
During the six months ended June 30, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the quarter ended June 30, 2021 was $21,728.
Other Information:

	June 30, 2021	Weighted average remaining recognition period
Total unrecognized options compensation costs	$12,504,838	3.56
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2020, and changes during the six months ended June 30, 2021, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2020	—	—
Granted	355,046	10.81
Vested/Release	—	—
Cancelled/Forfeited	—	—
Nonvested and Outstanding at June 30, 2021	355,046	10.81
As of June 30, 2021, there was $3,568,408 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately three years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax (benefit) expense	$1,000	$1,000	$1,000	$1,000
Effective tax rate	0.0%	(0.1)%	0.0%	(0.1)%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2021, there was no material change from the year ended December 31, 2020 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.
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
Note 11 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,187,306)	$(1,054,102)	$(11,549,026)	$(1,551,910)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	18,668,009	8,778,916	14,560,862	8,778,916
Net Loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.12)	$(0.79)	$(0.18)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options issued and outstanding	2,505,711	962,891	1,792,556	970,387
Nonvested restricted stock issued and outstanding	677,543	—	582,148	—
Public warrants	2,875,000	—	1,627,060	—
Private warrants	136,250	—	77,109	—
PIPE warrants	1,353,750	—	766,133	—
Stonepeak and Evolve warrants	2,901,099	—	1,450,549	—
Stonepeak and Evolve options	2,417,582	—	1,208,791	—
Convertible notes payable	—	150,576	—	139,624
Total	12,866,935	1,113,467.00	7,504,346	1,110,011

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During 2020, the Company engaged a stockholder for consulting services. During the three and six months ended June 30, 2021 and 2020 no amounts were paid to the stockholder for these services. As of both June 30, 2021 and December 31, 2020, $42,500 due to the stockholder is included in accounts payable in the accompanying condensed consolidated balance sheets.
During the three and six months ended June 30, 2021, the Company recognized revenue of $252,000 and $399,620, respectively. During the three and six months ended June 30, 2020, the Company recognized revenue of zero and $49,501, respectively. The Company had a balance of accounts receivable of $252,000 and zero at June 30, 2021 and December 31, 2020, respectively. The accounts receivable and revenue were from an entity that is an investor in the Company.
Note 13 – Leases
The Company has entered into leases for commercial office spaces and vehicles. These leases are not unilaterally cancellable by the Company, are legally enforceable, and specify fixed or minimum amounts. The leases expire at various dates through 2026 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay real estate taxes, insurance, and repairs.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2021

Operating lease assets	Right-of-use operating lease assets	$5,253
Finance lease assets	Property, plant and equipment, net	29,977
Total lease assets		$35,230

Operating lease liabilities - current	Operating lease liabilities - current	$5,406
Finance lease liabilities - current	Other liabilities - current	3,363
Finance lease liabilities - noncurrent	Other long-term liabilities	26,614
Total lease liabilities		$35,383

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease expense are as follows:

		Three Months Ended June 30,	Six Months Ended June 30,
	Classification	2021	2021

Operating lease expense	Selling, general and administrative	$33,396	$91,827
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	2,190	2,190
Interest on finance lease liabilities	Interest expense	510	510
Total lease expense		$36,096	$94,527

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2021	June 30, 2021
2021	$5,474	$3,977
2022	—	7,954
2023	—	7,954
2024	—	7,954
2025	—	7,954
Thereafter	—	1,988
Total lease payments	5,474	37,781
Less: interest	(68)	(7,804)
Total lease obligations	$5,406	$29,977

Lease term and discount rate:

June 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	0.2
Finance lease	4.8

Weighted-average discount rate:
Operating lease	10%
Finance lease	10%
Other Information:

Six Months Ended June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94,818
Operating cash flows from finance leases	510
Financing cash flows from finance leases	$1,989

Leased assets obtained in exchange for new finance lease liabilities	$29,977
Leased assets obtained in exchange for new operating lease liabilities	$—

Disclosures related to periods prior to adoption of ASU 2016-02

Rent expenses paid for the year ended December 31, 2020, was $334,350.

The minimum annual payments under operating leases as of December 31, 2020 through September 2021 was $139,843.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Main Office Lease
On May 16, 2021, the Company entered into a ten years lease for an additional 10,250 rentable square feet for its main office facilities in San Diego, California. The lease terms include 3% annual fixed increases in the base rental payment. Also, the lease requires the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The estimated commencement date for the lease is December 1, 2021. The monthly base rent will be abated for the second through and including the eleventh full calendar months of the term and the Company's pro rata share of certain operating expenses will be abated for the first twelve full calendar months of the lease term. The Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease, and this amount was recorded as restricted cash.
The following is a maturity analysis of the annual undiscounted cash flows under the new main office lease for years ended December 31:

2021	$41,513
2022	84,270
2023	514,377
2024	529,809
2025	545,703
Thereafter	3,579,935
$5,295,607

Note 14 – Commitments and Contingencies
Deferred Compensation
The Company has deferred compensation for two of its founders earned during the first five years of the Company's operations, which is payable upon successful completion of a purchase of the Company or an initial public offering. As a result, the Company is committed to pay one of the founders an amount equivalent to 1% of the value of the Company as of the date the Merger transaction closes, which amounted to approximately $1,548,347. The Company is committed to pay the other founder an amount equivalent to 100% of his current base salary at the date the Merger transaction closes, which amounts to approximately 260,000. No deferred compensation amount was accrued at December 31, 2020 related to these commitments as they were contingent upon the successful close of the Merger transaction. The Company accrued $1,808,347 in compensation expense related to these payments during the three months ended March 2021. The deferred compensation was paid to the founders in April 2021.
(b)Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.
(c)Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2021 and 2020, $200,000 and $166,667 were paid under the research agreement, respectively. At June 30, 2021, $66,667 was outstanding and payable under the agreement.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d)In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2021 and December 31, 2020, no royalty expenses had been incurred under this agreement.
In November 2017, the Company executed an agreement ("IP Acquisition Agreement") with the University of Delaware (Seller) whereby all right, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen years expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least six consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2021, no royalty expenses had been incurred under this agreement.
(e)Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 5) in the amount of $270,000.
(f)Reimbursement of Legal Fees
On October 5, 2020, the Company entered into an agreement with an investor whereby the Company agreed to reimburse the investor for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by the Company of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through June 30, 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Joint Venture
Stonepeak and Evolve Initial Term Sheet
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
Under the terms of Proposed Transaction, Levo will utilize the Company’s proprietary V2G technology and the capital from Stonepeak and Evolve to help accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts nationwide through “V2G hubs” and Transportation as a Service (TaaS). If consummated on the proposed terms, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate capital commitment of $750 million. They will have the option to upsize their capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.
In connection with the signing of the Letter Agreement, the Company issued to Stonepeak and Evolve the following ten years warrants (the “Warrants”) to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve):
•Series B warrants to purchase 2,000,000 shares of the Company’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance,
•Series C warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures,
•Series D warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures,
•Series E warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures, and
•Series F warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

The warrants may be exercised at any time on or after the date that is 180 days after the applicable vesting date.
In connection with the signing of the Letter Agreement, the Company also entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with Stonepeak and Evolve.
•Under the SPA, from time to time between November 13, 2021 and November 17, 2028, Stonepeak and Evolve may elect, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). The SPA includes customary representations and warranties and closing conditions and customary indemnification provisions. In addition, Stonepeak and Evolve may elect to purchase shares under the SPA on a cashless basis in the event of a change of control of the Company.
•Under the RRA, the Company granted Stonepeak and Evolve demand and piggyback registration rights relating to the sale of the Warrants and the shares of the Company’s common stock issuable pursuant to the Warrants and the SPA.
The Letter Agreement further requires that the Company use its reasonable best efforts to obtain stockholder approval of the issuance of shares of the Company’s common stock under the Warrants and SPA. On June 30, 2021, the stockholders of the Company, at a special meeting, approved the issuance of shares of the Company’s common stock under the Warrants and SPA.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stonepeak and Evolve Definitive Agreement
On August 4, 2021, the Company formed a joint venture, Levo Mobility LLC (“Levo,” and such joint venture, the “Levo Joint Venture”), with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve,” and together with Stonepeak, the “Investors”).
In connection with the Levo Joint Venture, on August 4, 2021, (the "Joint Venture Date"), the Company’s wholly owned operating subsidiary, Nuvve Corporation (“Nuvve”), Stonepeak and Evolve entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLCA”); the Company and Levo entered into a Development Services Agreement (the “DSA”); the Company, Stonepeak, Evolve and Levo entered into a Parent Letter Agreement (the “PLA”); the Company and Stonepeak entered into a Board Rights Agreement (the “BRA”); and the Company and Levo entered into an Intellectual Property License and Escrow Agreement (the “IP License and Escrow Agreement”). The terms of the agreements were substantially consistent the proposed terms set forth in the letter agreement between the parties signed on May 17, 2021.
Pursuant to the Levo LLCA, Stonepeak and Evolve plan to make capital contributions to Levo in an aggregate amount of up to $750.0 million (which may be increased up to $1.0 billion) to finance Levo’s business.

Levo LLCA

The Levo LLCA governs the affairs of Levo and the conduct of its business.

The membership interests authorized by the Levo LLCA consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On the Joint Venture Date and the signing of the Levo LLCA, Levo issued 510,000 Class A Common Units to the Company, 2,801 Class B Preferred Units to Stonepeak and Evolve, and 490,000 Class C Common Units to Stonepeak and Evolve. Stonepeak and Evolve agreed to pay to Levo an aggregate purchase price of $2.8 million for the Class B Preferred Units and the Class C Common Units. Stonepeak and Evolve will receive additional Class B Preferred Units for each $1,000 in additional capital contributions made by them.

The Class B Preferred Units have an initial liquidation preference of $1,000 per unit and are entitled to cumulative preferred distributions at a rate of 8.0% of the liquidation preference per annum, payable quarterly. Available cash will be distributed quarterly, first, to the Class B Preferred Unit holders to pay the preferred distributions for such quarter; second, to the Class B Preferred Unit holders to pay all amounts due and unpaid on such units (including accumulated and unpaid preferred distributions); third, until the liquidation preference of the Class B Preferred Units is reduced to $1.0, to the both Class B Preferred Unit holders and the Common Unit holders, with the percentage allocation between them varying based on a leverage ratio; and thereafter, to the Common Unit holders. Distributions on the Class B Preferred Units in excess of the preferred distributions will reduce the liquidation preference of the Class B Preferred Units. Until the completion of the first full twelve fiscal quarters after Stonepeak and Evolve have made aggregate capital contributions of at least $50.0 million, Levo may elect to pay the preferred distributions in cash or in kind.

The Class D Incentive Units are profits interests intended to provide incentives to certain key employees and service providers of Levo, its members and its affiliates. The Class D Incentive Unit holders will receive certain distributions from and after the time that the Class B Preferred Unit holders have received a target return on their investment and the Common Unit holders have received a return of their capital contributions.

At the earliest to occur of August 4, 2028, a fundamental change (which includes, for example, a change of control of the Company or Nuvve, certain changes in ownership of Levo, a sale of all or substantially all of Levo’s assets, or an initial public offering or direct listing of Levo) (a “Fundamental Change”) or a trigger event (which includes, for example, a failure to pay quarterly distributions or a material breach by us of our obligations under the transaction documents) (a “Trigger Event”), Stonepeak will have the option to cause Levo to redeem the Class B Preferred Units in whole or in part from time to time at a redemption price equal to the greater of the liquidation preference, a price based on a 12.5% internal rate of return, and a price based on a 1.55 multiple on invested capital.

At any time following the earliest to occur of August 4, 2028 and a Trigger Event, Stonepeak has the right to cause a sale of Levo. In addition, at any time following the earliest to occur of August 4, 2023, the date on which Levo has entered into contracts with third parties to spend at least $500.0 million in aggregate capital expenditures, and a Trigger Event, Stonepeak has the right to effect an underwritten initial public offering of Levo.

Levo will be managed by a board of managers consisting of nine managers, of whom (i) five will be appointed by Nuvve, (ii) for so long as any Class B Preferred Units remain outstanding or Stonepeak owns at least 10.0% or more of the issued and outstanding Common Units, three will be appointed by Stonepeak, and (iii) one will be an independent manager. For so long as Evolve owns more than 2.0% of the issued and outstanding Common Units, Evolve will have the right to designate one person

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to act as an observer at all meetings of the board of managers, subject to certain limited exceptions. Certain specified actions will require the approval of at least one of the Stonepeak managers, the representative of the Class B Preferred Unit holders and/or Evolve.

The Company and its affiliates are required to present to Levo all investment or business opportunities in North America they become aware of and desire to pursue, to the extent such investment or business opportunities are within the scope of, primarily relate to or compete with, Levo’s business, and shall not pursue any such business opportunity, subject to certain exceptions, during the period ending on the earliest to occur of the funding of the full commitment amount (generally $750.0 million, subject to increase or decrease in accordance with the Levo LLCA), the end of the commitment period (generally August 4, 2024, subject to reduction or extension in certain circumstances) or a monetization event (including, for example, an underwritten initial public offering or sale of Levo).

The Levo LLCA includes other customary provisions for an agreement of its type, including tag-along rights, a right of first offer on transfers, and drag-along rights.

DSA

Under the DSA, the Company or one of its affiliates will provide certain services to Levo and its subsidiaries, including operational, commercial, research and development, engineering, business development, legal, regulatory, accounting, treasury, and finance services.

As payment for the services, for the initial development period commencing on August 4, 2021 and running through the date that Levo has entered into contracts with third parties to spend at least $25.0 million, in the aggregate, of capital expenditures relating to qualifying business opportunities, Levo will pay the Company an amount equal to 49.0% of its budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee. After the expiration of the initial development period, Levo will pay the Company an amount equal to 100.0% of its budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee.

The DSA may be terminated under certain conditions, including by Levo for convenience upon 30 days’ written notice, by either party upon written notice to the other party upon a material uncured breach of the DSA, by the Company on 90 days’ written notice if no business opportunities have been approved during the commitment period under the Levo LLCA, or by either party upon 30 days’ notice following the earliest of the 3rd anniversary of Levo’s initial public offering, the 3rd anniversary of the date the Comapny ceases to own any Levo equity interests, and the 5th anniversary of the date the Comapny ceases to have the right to designate a majority of Levo’s board of managers.

PLA

The PLA includes, among other provisions, certain restrictive covenants with respect to Levo’s business, including a business opportunities covenant applicable to the Company that is identical to the one in the Levo LLCA described above, and a covenant granting Stonepeak a right of first offer to participate in certain future financing transactions of Levo. In addition, the Company agreed to reimburse each of Stonepeak and Evolve for a portion of their out-of-pocket expenses incurred in connection with the due diligence, documentation and negotiation of the agreements.

BRA

Under the BRA, so long as the Investors beneficially own any Class B Preferred Units or at least 10.0% of the Company’s common stock, Stonepeak has the right to designate two individuals to act as observers at all meetings of the Company’s board of directors. In addition, for so long as the Investors beneficially own at least 10.0% of the Company’s common stock, Stonepeak has the right to designate one individual for appointment as a member of the Company’s board of directors and as a member of one committee of the board of directors (or two committees, if the Investors beneficially own at least 15.0% of the Company’s common stock, or all committees, if the Investors beneficially own at least 25.0% of the Company’s common stock). Any such designee must meet certain qualification requirements.

IP License and Escrow Agreement

The IP License and Escrow Agreement provides that (i) certain intellectual property of the Company used in Levo’s business will be deposited into escrow, to be released to Levo upon the occurrence of certain specified release events (including, for example, certain circumstances in which the Company ceases to provide the services under the DSA and certain bankruptcy-related events), and (ii) the Company will grant a license to such intellectual property to Levo, which may be exercised solely after the occurrence of one of the specified release events.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If (i) one of the specified release events has occurred, (ii) Stonepeak and Evolve have made capital contributions to Levo of at least $1.0 billion in respect of Class B Preferred Units or the commitment period has expired, and (iii) the Company and its subsidiaries no longer own any equity interests in Levo, from and after such time and for so long as the license subsists and the intellectual property remains proprietary, Levo shall pay the Company (or its successor) a royalty on all vehicle-to-grid net revenue generated by or on behalf of or otherwise attributable to Levo and its affiliates and sublicensees from assets acquired or developed by Levo and its sublicensees.

The foregoing summaries of the Levo LLCA, the DSA, the BRA and the IP License and Escrow Agreement are qualified in their entirety by reference to the text of such agreements. Please refer to Exhibit 10.17, Exhibit 10.18, Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 in this Quarterly Report on Form 10-Q for the full text of the agreements.
Reimbursement of Out-of-Pocket Expenses
As part of the transaction agreement, the Company is responsible for the first $900,000 of Stonepeak’s out-of-pocket expenses, and the first $100,000 of Evolve’s out-of-pocket expenses. To the extent that the out-of-pocket expenses exceed those levels, Levo would bear all excess amounts.
In addition, the Company is responsible for its own Levo related expenses for the first $1.0 million, and expenses above those levels will be borne by Levo. As of June 30, 2021, the Company has incurred and recorded in deferred financing costs $1.0 million towards the responsible for its own Levo related expenses.

Note 16 - Subsequent Events

On August 4, 2021, the Company formed a joint venture, Levo Mobility LLC with Stonepeak Rocket Holdings LP, a Delaware limited partnership and Evolve Transition Infrastructure LP, a Delaware limited partnership.
Please see Note 15 for a summary description of the key items of the joint venture agreement. Also, please refer to Exhibit 10.17, Exhibit 10.18, Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 in this Quarterly Report on Form 10-Q for the full text of the agreements.

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
The most significant change in Nuvve’s future reported financial position and results as a result of the completion of the Business Combination and the PIPE was an estimated net increase in cash of approximately $62,018,410. Total transaction costs of $3,702,421 were treated as a reduction of the cash proceeds with capital raising costs being deducted from Nuvve’s additional paid-in capital. In addition, the net cash proceeds were reduced by the Company’s payment of $6,000,000 to EDF Renewables in connection with the repurchase from them of 600,000 shares of the Company’s common stock pursuant to the Purchase and Option Agreement, payment of $487,500 to NeoGenesis Holding Co. Ltd., the sponsor of Newborn, in repayment of loans made by the sponsor to Newborn, and deposit of $495,000 into escrow for the potential repayment Nuvve’s PPP loan. Upon forgiveness of the PPP loan in June 2021, the $495,000 was released to the Company.
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
On August 4, 2021, we formed a joint venture, Levo Mobility LLC with Stonepeak Rocket Holdings LP, a Delaware limited partnership and Evolve Transition Infrastructure LP, a Delaware limited partnership. Please see Note 15 for a summary description of the key items of the joint venture agreement.

COVID-19
The outbreak of disease cause by a novel coronavirus discovered in December 2019 (COVID-19), which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, have negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Nuvve operates.
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
In the future, Nuvve will derive other revenue from fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states. Generally, only the owner of EV charging stations can either claim or assign such regulatory credits. If a material percentage of Nuvve’s customers were to claim these regulatory credits or choose to not assign the regulatory credits to Nuvve, Nuvve’s revenue from this source could decline significantly, which could have an adverse effect on its revenues and overall gross margin. While Nuvve has derived an immaterial percentage of its other revenue from these regulatory credits, Nuvve expects revenue from this source as a percentage of revenue may increase over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, Nuvve’s ability to generate this revenue in the future could be adversely impacted.
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
Geographic Expansion
Nuvve operates in North America, selected countries in Europe (directly and through its business venture with EDF), and Japan. Revenue from North America and Europe is expected to contribute significantly to Nuvve’s total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of its market for V2G technology and services. Nuvve plans to use a portion of the proceeds from the Business Combination to increase its sales and marketing activities, as well as to potentially pursue strategic acquisitions in North America and Europe. Nuvve is also positioned to grow its North American and European business through future partnerships with charge point operators, OEMs and leasing companies. However, Nuvve may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Nuvve’s growth in North America and Europe requires differentiating itself as compared to the several existing competitors. If Nuvve is unable to penetrate the market in North America and Europe, its future revenue growth and profits will be impacted.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers for products and services. Backlog is converted into revenue in future periods as we satisfied the performance obligations to our customers for products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog at June 30, 2021 was $6.4 million.
Market Opportunity
There is a huge market opportunity for V2G, totaling approximately over $6 trillion and Nuvve is well positioned to capture this global opportunity. This is for a variety of reasons:
•First, our intellectual property includes key patents, making it difficult for competitors to perform V2G functions without violating our IP. Our technology originated with an academic unit at the University of Delaware starting in 1996 and not only had decades of development but tens of millions of dollars in project funding invested prior to our acquisition of the IP and commercialization of the technology.
•Second, we are already qualified by multiple Transmission System Operators, which typically take anywhere from one to three years to get approval. With this qualification, it makes it easier for us to expand in other areas.
•Third, we have over a decade of experience. Our history and strong relationships with key customers optimize our market participation and value proposition.
•Fourth, we have collected a huge amount of data which is a key element for rapid and accurate development, as well as monetization.

Because of these factors, Nuvve has a significant competitive advantage which is a key differentiator for us. Further, our global experience allows us to bring the lessons we have learned into each new region which, in turn, enables us to bring the unique experience and incredible benefits of our V2G technology to customers at a faster rate.

Results of Operations
Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Revenue
Products and services	$766,516	$54,325	$712,191	1,311%	$1,078,419	$360,046	$718,373	200%
Grants	214,814	408,818	(194,004)	(47)%	701,943	1,048,427	(346,484)	(33)%
Total revenue	981,330	463,143	518,187	112%	1,780,362	1,408,473	371,889	26%
Operating expenses
Cost of product and service revenue	362,658	10,808	351,850	3,255%	489,886	33,204	456,682	1,375%
Selling, general and administrative expenses	5,269,791	868,813	4,400,978	507%	9,752,531	1,717,420	8,035,111	468%
Research and development expense	1,689,245	665,460	1,023,785	154%	2,952,195	1,207,085	1,745,110	145%
Total operating expenses	7,321,694	1,545,081	5,776,613	374%	13,194,612	2,957,709	10,236,903	346%
Operating loss	(6,340,364)	(1,081,938)	(5,258,426)	486%	(11,414,250)	(1,549,236)	(9,865,014)	637%
Other income (expense)
Interest income (expense)	1,984	(5,455)	7,439	(136)%	(595,565)	(7,330)	(588,235)	8,025%
Change in fair value of conversion option on convertible notes	—	3,107	(3,107)	100%	—	—	—	100%
Change in fair value of private warrants liability	(351,602)	—	(351,602)	100%	70,228	—	70,228	100%
Other, net	503,676	31,184	472,492	1,515%	391,561	5,656	385,905	6,823%
Total other (expense) income, net	154,058	28,836	125,222	434%	(133,776)	(1,674)	(132,102)	7,891%
Loss before taxes	(6,186,306)	(1,053,102)	(5,133,204)	487%	(11,548,026)	(1,550,910)	(9,997,116)	645%
Income tax (benefit) expense	1,000	1,000	—	—%	1,000	1,000	—	—%
Net loss	$(6,187,306)	$(1,054,102)	$(5,133,204)	487%	$(11,549,026)	$(1,551,910)	$(9,997,116)	644%

Revenue
Total revenue was $1.0 million for the three months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020, an increase of $0.5 million, or 111.9%. The increase is attributed to $0.7 million increase in products and services revenue, partially offset by a $0.2 million decrease in grants revenue.
Total revenue was $1.8 million for the six months ended June 30, 2021, compared to $1.4 million for the six months ended June 30, 2020, an increase of $0.4 million, or 26.4%. The increase is attributed to a $0.7 million increase in products and services revenue, partially offset by a $0.3 million decrease in grants revenue.
Cost of Product and Service Revenue
Cost of product and service revenues primarily consisted of the cost of charging station goods sold. Cost of product and service revenues for the three months ended June 30, 2021, increased by $0.4 million, or 3,255.5%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period. Product and service gross margins decreased by 27.4% to 52.7% from 80.1% compared to the same prior year period mostly due to unfavorable mix of products sold with lower gross margins.
Cost of product and service revenues for the six months ended June 30, 2021, increased by $0.5 million, or 1,375.4%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period. Product and service gross margins decreased by 36.2% to 54.6% from 90.8% compared to the same prior year period mostly due to unfavorable mix of products sold with lower gross margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses. Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 2021 as compared to $0.9 million for the three months ended June 30, 2020, an increase of $4.4 million, or 506.6%. Selling, general and administrative expenses were $9.8 million for the six months ended June 30, 2021 as compared to $1.7 million for the six months ended June 30, 2020, an increase of $8.0 million, or 467.9%.
The increases during the three and six months ended June 30, 2021 were primarily attributable to increases in compensation expenses, including share-based compensation, and professional fees which were associated with the completion of the Business Combination and the Company becoming a recapitalized publicly traded company in March 2021.
Research and Development Expenses
Research and development expenses increased by $1.0 million, or 153.8%, from $0.7 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021. Research and development expenses increased by $1.7 million, or 144.6%, from $1.2 million for the six months ended June 30, 2020 to $3.0 million for the six months ended June 30, 2021. The increases during the three and six months ended June 30, 2021 were primarily attributable to increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of private warrants liability, change in fair value of conversion option on convertible notes, and other income (expense). Other income (expense) increased by $0.1 million, from $0.03 million of other expense for the three months ended June 30, 2020 to $0.2 million in other expense for the three months ended June 30, 2021. Other income (expense) increased by $0.1 million, from $0.002 million of other expense for the six months ended June 30, 2020 to $0.1 million in other expense for the six months ended June 30, 2021.
The increases during the three and six months ended June 30, 2021 were primarily attributable to the interest expense on the convertible debenture, the change in fair value of the private warrants liability, and the beneficial conversion feature associated with the convertible debenture, partially offset by the gains on the forgiveness write-off of the PPP loan. The debenture was converted upon the closing of the Business Combination and will not be recurring.
Income Taxes
In the three and six months ended June 30, 2021 and 2020, we recorded income tax expenses of $1,000 in each period. The income tax expenses during the three and six months ended June 30, 2021 and 2020 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss increased by $5.1 million, or 487.0%, from $1.1 million for the three months ended June 30, 2020 to $6.2 million for the three months ended June 30, 2021. The increase in net loss was primarily due to increase in expenses of $5.3 million and increase in other expense of $0.1 million for the aforementioned reasons.
Net loss increased by $10.0 million, or 644.2%, from $1.6 million for the six months ended June 30, 2020 to $11.5 for the six months ended June 30, 2021. The increase in net loss primarily due to increase in expenses of $9.9 million and increase in other expense of $0.1 million for the aforementioned reasons.

Liquidity and Capital Resources
Sources of Liquidity
We are an early-stage business enterprise. Prior to the Business Combination, we funded our business operations primarily with the issuance of equity and convertible notes, and borrowings along with cash from operations. Nuvve has incurred net losses and negative cash flows from operations since its inception. During the six months ended June 30, 2021, Nuvve raised net proceeds of $61.8 million from the Business Combination, the PIPE offering, and related transactions. As reflected in Nuvve’s unaudited condensed consolidated financial statements as of June 30, 2021, Nuvve had a cash balance, working capital, and stockholders’ equity of $48.1 million, $49.9 million and $94.8 million, respectively. Nuvve has been able to raise funds primarily through the Business Combination and PIPE Offering to support its business operations, although there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all. We believe that our cash balance as of June 30, 2021 and our cash flows from operations, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
PPP and SBA Loans
In April 2020, Nuvve applied for, and in May 2020 received, a loan in the amount of $0.5 million as a part of the CARES Act. The loan is also known as a PPP loan. The loan had a term of two years at an interest rate of 1% with principal and interest deferred for six months. The loan also was eligible for forgiveness if certain criteria were met. Upon the closing of the Business Combination, $495,000 of the proceeds received from Newborn’s trust account were set aside in trust for the possible repayment of the PPP loan. We applied for forgiveness of the PPP loan in June 2021, and the PPP loan was fully forgiven and the $495,000 in trust was released to us.
Nuvve has two contracts, E-FLEX and Project Local Energy Oxfordshire, with a United Kingdom government agency, Innovate UK ("IUK"). Due to the COVID-19 pandemic, IUK offered, and in March 2020, Nuvve accepted a grant of disaster relief funds of 0.1 million British pounds (equivalent to approximately US$0.1 million) to only be used in performance under these contracts.
Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,413,426)	$(734,140)
Investing activities	7,969	(22,504)
Financing activities	59,474,365	669,997
Effect of exchange rate on cash and restricted cash	98,193	(11,454)
Net increase (decrease) in cash and restricted cash	$46,167,101	$(98,101)
Net cash used in operating activities during the six months ended June 30, 2021 was $13.4 million as compared to net cash used of $0.7 million in the six months ended June 30, 2020. The $12.7 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the six months ended June 30, 2021 as compared to the same prior period. Working capital during the six months ended June 30, 2021 was impacted by, among other items, lower net revenues and the related net loss of $11.5 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the six months ended June 30, 2021, cash provided by investing activities was $0.01 million. Net cash used in investing activities was $0.02 million during the three months ended March 31, 2020, which was used to purchase fixed assets.
Net cash provided by financing activities for the six months ended June 30, 2021 was $59.5 million, of which $58.2 million was provided in connection with the reverse recapitalization, $14.3 million was provided in connection with the PIPE offering, partially offset by issuance costs of $4.0 million, the repayment of Newborn sponsor loans of $0.5 million, the $6.0 million repurchase of common stock, the payment of investor stock liability of $2.0 million and the payment of legal and accounting costs of $0.5 million associated with the recapitalization of the Company. Cash provided by financing activities for the six months ended June 30, 2020 was $0.7 million, all of which was proceeds from PPP and EDF loans.

Business Combination
Immediately prior to the closing of the Business Combination on the Closing Date, March 19, 2021, Newborn consummated the sale of $14,250,000 of Newborn’s ordinary shares and warrants in the PIPE pursuant to the Subscription Agreements. In addition, immediately prior to the closing of the Business Combination, the principal and interest earned on the Bridge Loan (see Note 7 of the Consolidated Financial Statements for further information) was automatically converted into 2,562,005 shares of common stock of Nuvve Corp. based on a stated conversion price of $1.56 per share of Nuvve Corp. common stock (equivalent to $7.50 per share of the Company’s common stock). At the effective time of the Business Combination, subject to the terms and conditions of the Merger Agreement, each share of Nuvve Corp. common stock (including the shares of Nuvve Corp. common stock issued upon conversion of Nuvve Corp.'s Series A preferred stock and upon conversion of the Bridge Loan immediately prior to the closing) was canceled and converted into the right to receive the number of shares of the Company’s common stock equal to the Closing Exchange Ratio. As part of the Business Combination, Newborn was merged with and into the Company, the separate corporate existence of Newborn ceased and the Company continued as the surviving corporation. Upon the closing of the merger with the Company, each of Newborn’s outstanding units was automatically separated into its constituent securities and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the PIPE Investors) were converted into a like number of equivalent securities of the Company, except that each of Newborn’s rights was converted automatically into one-tenth of one share of the Company’s common stock in accordance with its terms. In connection with the closing, the Company changed its name to Nuvve Holding Corp.
On the closing date of the Business Combination, the proceeds from Newborn's Trust Account, which were generated from Newborn's initial public offering and a concurrent private placement, were released to the combined company. In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed in a trust account with a trust company acting as trustee. On the closing Date of the Business Combination, the balance in the Trust Account, net of $18,630 of redemptions by Newborn shareholders, was $58,453,331.
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

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Expected life of options (in years)	6.0	—
Dividend yield	0%	—
Risk-free interest rate	1.02%	—
Expected volatility	60.4%	—
There were no stock options granted during the six months ended June 30, 2020.
•Expected Life. The expected term represents the expected life of options is the average of the contractual term of the options and the vesting period.
•Dividend Yield. The expected dividend yield is zero as Nuvve has never declared or paid cash dividends and has no current plans to do so over the expected life of the options.
•Risk Free Interest Rate. The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.
•Expected Volatility. As Nuvve has only been a public company for a short period of time, the volatility rate was estimated by management based on the average volatility of certain public company peers within Nuvve’s industry corresponding to the expected term of the awards.
Common Stock Valuation
Historically for financial statement periods prior to the Business Combination, the fair value of Nuvve Common Stock has been determined by the Nuvve’s Board of Directors with the assistance of management. In the absence of a public trading market for Nuvve Common Stock, on each grant date, Nuvve developed an estimate of the fair value of Nuvve Common Stock based on the information known on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of Nuvve Common Stock, and in part on input from third-party valuations. For periods subsequent to the Business Combination, the Company determines the fair value of its common stock based on the price of its publicly traded stock.
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
The assumptions used to determine the estimated fair value of Nuvve Common Stock are based on numerous objective and subjective factors, combined with management’s judgment, including:
•third-party valuations of its common stock;
•external market conditions affecting the EV industry and trends within the industry;
•the rights, preferences, and privileges of Nuvve convertible Series A preferred stock relative to those of Nuvve Common Stock;
•the prices at which Nuvve sold shares of its common stock;
•its financial condition and operating results, including its levels of available capital resources;
•the progress of its research and development efforts, its stage of development, and business strategy;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Nuvve given prevailing market conditions;
•the history and nature of Nuvve’s business, industry trends, and competitive environment;
•the lack of marketability of Nuvve Common Stock;

•equity market conditions affecting comparable public companies; and
•general U.S. and global market conditions.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2021.
In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, the Company intends to rely on such exemptions, the Company is not required to, among other things: (a) provide an auditor’s attestation report on the Company’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); or (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed below, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which we have started remediating but have not completed the remediation as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities in the accounting department; and (ii) financial close and reporting processes lacking formal documentation of financial closing policies and procedures, that do not result in timely production of accurate financial information, and that do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters. As of June 30, 2021, we have taken a number of actions to remediate these material weaknesses, including:
•utilizing outside accounting and financial reporting consultants to supplement the Company’s resources in the area of the financial close and financial reporting;
•engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP;
•utilizing outside consultants to perform a comprehensive review of current procedures to identify and assist in implementing controls in conformity with COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring; and

•hiring additional finance and accounting personnel, including hiring an SEC compliance and technical accountant, to augment accounting staff and to provide further segregation of duties and more resources for complex accounting matters and financial reporting.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the proxy statement/prospectus filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(3) on February 17, 2021 (the “Proxy Statement/Prospectus”), in the section entitled “Risk Factors” beginning on page 30, which is incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except as described below, there have been no material changes to our risk factors since the Proxy Statement/Prospectus.
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
As a result, included on our condensed consolidated balance sheet as of June 30, 2021, contained elsewhere in this Quarterly Report, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Conducting a portion of our operations through joint ventures exposes us to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through joint ventures with other companies, such as Dreev and the Levo Joint Venture, and we may enter into additional joint ventures and strategic alliances in the future. Joint ventures may involve risks not otherwise present for our operations, including:

•our joint ventures may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
•we may not control the joint ventures and/or our joint venture partners may hold veto rights over certain actions;
•we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;
•we may not have control over the timing or amount of distributions from the joint venture;
•our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
•our joint venture partners may fail to fund capital contributions or fail to fulfil their obligations as a joint venture partner;
•the arrangements governing our joint ventures may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;

•we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint ventures;
•it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and
•our joint venture partners may exercise termination rights under the relevant agreements.

We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture.
If our partners are unable or unwilling to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint ventures may be unable to adequately perform and conduct their respective operations, or may require us to provide, or make other arrangements for, additional financing for the joint ventures. Such financing may not be available on favorable terms, or at all.

The other partners in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, even where we control a joint venture, the other members in our joint venture may exercise veto rights to block actions that we believe to be in our best interests and may take action contrary to our objectives with respect to the joint venture. Partners in our joint venture partners who provide financing may prioritize the return of their investment over maximizing the value of the enterprise.

In cases where we choose to pursue a business through a joint venture, we cannot assure you that financing for the business would not be available on more favorable terms through other sources. Furthermore, our competitors may be able to obtain less expensive financing for similar business opportunities, which may provide them with a competitive advantage.
In addition to having an adverse effect on results of operations and financial condition, if any of these risks come to pass, it may have a material negative impact on our brand and how it is perceived by customers.on, if any of these risks come to pass, it may have a material negative impact on our brand and how it is perceived by customers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2021, the Company granted 355,046 shares of restricted stock to its employees under the 2020 Equity Incentive Plan. See Note 9, Stock Option Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details. The shares of restricted stock were granted pursuant to the exemption from registration provided by section 4(a)(2) of Securities Act of 1933, as amended, for transactions not involving a public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2021, pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between us and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corporation, our wholly owned subsidiary, and the owner of more than 5% of our common stock, we repurchased 600,000 shares of our common stock from EDF Renewables at a price of $10.00 per share on March 19, 2021. In addition, on March 19, 2021, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of our common stock back to us at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise), or 134,449 shares of our common stock. The sale of the shares to us pursuant to the option closed on April 26, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
Mar. 1 – Mar. 31	600,000	$10.00	600,000	—
April 1 - June 30	134,500	$14.87	134,500	—
Total	734,500			—

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	8-K	3.2	3/25/2021
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
10.1	Indemnification Escrow Agreement	8-K	10.1	3/25/2021
10.2	Earn-out Escrow Agreement	8-K	10.2	3/25/2021
10.3	Form of Lock-Up Agreement	424B3	Annex A (Ex. A)	2/17/2021
10.4	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.5	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.6	Form of PIPE Subscription Agreement	8-K	10.6	3/25/2021
10.7	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.8	Purchase and Option Agreement	8-K	10.8	3/25/2021
10.9	Nuvve Holding Corp. 2020 Equity Incentive Plan	424B3	Annex C	2/17/2021
10.10	Employment Agreement with Gregory Poilasne	8-K	10.10	3/25/2021
10.11	Employment Agreement with Ted Smith	8-K	10.11	3/25/2021
10.12	Employment Agreement with David Robson	8-K	10.12	3/25/2021
10.13	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.14#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.15#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.16	Paycheck Protection Program Note, dated April 30, 2020, issued by Nuvve Corporation to Silicon Valley Bank	S-4	10.18	2/4/2021
10.17#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.18#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.19#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021
10.20#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.21#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
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
August 13, 2021

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer