Form 10-Q
period 2021-09-30
Nuvve Holding Corp.
filed 2021-11-12
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVVE	The Nasdaq Stock Market
Warrants to Purchase Common Stock	NVVEW	The Nasdaq Stock Market
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
☐ Yes   ☒ No
As of November 4, 2021, 18,801,247 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$40,735,312	$2,275,895
Restricted cash	380,000	—
Accounts receivable	1,099,185	999,897
Inventories	6,179,175	1,052,478
Security deposit, current	—	20,427
Prepaid expenses and other current assets	1,485,229	416,985
Total Current Assets	49,878,901	4,765,682

Property and equipment, net	95,425	95,231
Intangible assets, net	1,515,936	1,620,514
Investment	670,951	670,951
Deferred financing costs	46,505,225	—
Financing receivables	125,000	—
Security deposit, long-term	3,057	3,057
Total Assets	$98,794,495	$7,155,435

Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$2,718,326	$2,960,249
Accrued expenses	2,974,820	585,396
Deferred revenue	262,939	196,446
Debt	—	4,294,054
Other liabilities	7,770	—
Total Current Liabilities	5,963,855	8,036,145

Warrants liability	626,000	—
Derivative liability - non-controlling redeemable preferred shares	509,785	—
Other long-term liabilities	20,561	—
Total Liabilities	7,120,201	8,036,145

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issue and outstanding; aggregate liquidation preference of $3,177,096 at September 30, 2021	2,723,960	—
Stockholders’ (Deficit) Equity
Convertible preferred stock, $0.0001 par value, zero and 30,000,000 shares authorized; zero and 16,789,088 shares issued and outstanding; aggregate liquidation preference of $0 and $12,156,676 at September 30, 2021 and December 31, 2020, respectively	—	1,679
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 18,634,537 and 9,122,996 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,865	2,616
Additional paid-in capital	127,992,794	19,650,659
Accumulated other comprehensive income (loss)	69,941	(77,841)
Accumulated deficit	(38,844,294)	(20,457,823)
Nuvve Stockholders’ Equity (Deficit)	89,220,306	(880,710)
Non-controlling interests	(269,972)	—
Total Stockholders’ Equity (Deficit)	88,950,334	(880,710)
Total Liabilities, Mezzanine equity and Stockholders’ Equity (Deficit)	$98,794,495	$7,155,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Products and services	$682,900	$541,349	$1,761,319	$901,395
Grants	480,104	799,561	1,182,047	1,847,988
Total revenue	1,163,004	1,340,910	2,943,366	2,749,383
Operating expenses
Cost of product and service revenue	387,582	32,125	877,468	65,329
Selling, general, and administrative	6,599,490	1,366,472	16,352,021	3,083,892
Research and development	1,622,608	770,696	4,574,803	1,977,781
Total operating expenses	8,609,680	2,169,293	21,804,292	5,127,002

Operating loss	(7,446,676)	(828,383)	(18,860,926)	(2,377,619)
Other income (expense)
Interest income (expense)	3,220	(48,457)	(592,345)	(55,787)
Change in fair value of conversion option on convertible notes	—	19,000	—	19,000
Change in fair value of warrants liability	557,000	—	627,228	—
Change in fair value of derivative liability	(12,179)	—	(12,179)	—
Other, net	(69,647)	75,590	321,914	81,246
Total other (expense) income, net	478,394	46,133	344,618	44,459
Loss before taxes	(6,968,282)	(782,250)	(18,516,308)	(2,333,160)
Income tax (benefit) expense	—	—	1,000	1,000
Net loss	$(6,968,282)	$(782,250)	$(18,517,308)	$(2,334,160)
Less: Net loss attributable to non-controlling interests	(130,837)	—	(130,837)	—
Net loss attributable to Nuvve Holding Corp.	$(6,837,445)	$(782,250)	$(18,386,471)	$(2,334,160)
Less: Preferred dividends on redeemable non-controlling interests	39,096	—	39,096	—
Less: Accretion on redeemable non-controlling interests preferred shares	100,039	—	100,039	—
Net loss attributable to Nuvve common stockholders	$(6,976,580)	$(782,250)	$(18,525,606)	$(2,334,160)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.37)	$(0.09)	$(1.16)	$(0.27)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	18,627,978	8,778,916	15,931,466	8,778,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,968,282)	$(782,250)	$(18,517,308)	$(2,334,160)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	51,179	(83,704)	147,782	(95,113)
Total Comprehensive loss	$(6,917,103)	$(865,954)	$(18,369,526)	$(2,429,273)
Less: Comprehensive loss attributable to non-controlling interests	(130,837)	—	(130,837)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(6,786,266)	$(865,954)	$(18,238,689)	$(2,429,273)
Less: Preferred dividends on redeemable non-controlling interests	(39,096)	—	(39,096)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(100,039)	—	(100,039)	—
Comprehensive loss attributable to Nuvve common stockholders	$(6,647,131)	$(865,954)	$(18,099,554)	$(2,429,273)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$—	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances December 31, 2020, as previously reported	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	—	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	—	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	—	57,394,610
Additional merger recapitalization costs	—	—	—	—	(265,736)	—	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of warranties to Stonepeak and Evolve	—	—	—	—	30,234,000	—	—	—	30,234,000
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Stock-based compensation	—	—	—	—	1,090,603	—	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	(20,146)	—	—	(20,146)
Net loss	—	—	—	—	—	—	(6,187,306)	—	(6,187,306)
Balances June 30, 2021	—	—	18,626,624	1,863	126,816,249	18,762	(32,006,849)	—	94,830,025
Exercise of stock options	—	—	7,913	2	18,323	—	—	—	18,325
Stock-based compensation	—	—	—	—	1,337,373	—	—	—	1,337,373
Stonepeak and Evolve warrants and option deferred commitment costs - amortization	—	—	—	—	(179,151)	—	—	—	(179,151)
Currency translation adjustment	—	—	—	—	—	51,179	—	—	51,179
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(39,096)	(39,096)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(100,039)	(100,039)
Net loss	—	—	—	—	—	—	(6,837,445)	(130,837)	(6,968,282)
Balances September 30, 2021	—	$—	18,634,537	$1,865	$127,992,794	$69,941	$(38,844,294)	$(269,972)	$88,950,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2019, as previously reported	16,789,088	$1,679	24,542,314	$2,454	$17,131,913	$107,620	$(15,573,689)	$1,669,977
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(15,763,398)	(1,576)	3,255	—	—	—
Balances December 31, 2019, effect of reverse recapitalization (refer to Note 2)	—	$—	8,778,916	$878	$17,135,168	$107,620	$(15,573,689)	$1,669,977
Stock-based compensation	—	—	—	—	17,557	—	—	17,557
Currency translation adjustment	—	—	—	—	—	26,781	—	26,781
Net loss	—	—	—	—	—	—	(497,808)	(497,808)
Balances March 31, 2020	—	—	8,778,916	878	17,152,725	134,401	(16,071,497)	1,216,507
Stock-based compensation	—	—	—	—	15,421	—	—	15,421
Currency translation adjustment	—	—	—	—	—	(38,190)	—	(38,190)
Net loss	—	—	—	—	—	—	(1,054,102)	(1,054,102)
Balances June 30, 2020	—	$—	8,778,916	$878	$17,168,146	$96,211	$(17,125,599)	$139,636
Stock-based compensation	—	—	—	—	82,090	—	—	82,090
Currency translation adjustment	—	—	—	—	—	(83,704)	—	(83,704)
Net loss	—	—	—	—	—	—	(782,250)	(782,250)
Balances September 30, 2020	—	$—	8,778,916	$878	$17,250,236	$12,507	$(17,907,849)	$(644,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(18,517,308)	$(2,334,160)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	122,352	123,607
Share-based compensation	2,690,081	115,068
Beneficial conversion feature on convertible debenture	427,796	(19,000)
Accretion of discount on convertible debenture	116,147	43,385
Change in fair value of warrants liability	(627,228)	—
Loss on disposal of asset	1,349	—
Gain on extinguishment of PPP Loan	(492,100)	—
Noncash lease expense	2,141	—
Change in operating assets and liabilities
Accounts receivable	(99,963)	76,948
Inventory	(5,126,698)	32,266
Prepaid expenses and other assets	(4,062,202)	(93,332)
Accounts payable	(240,200)	427,332
Accrued expenses	2,260,833	137,983
Deferred revenue	66,493	220,662
Net cash used in operating activities	(23,478,507)	(1,269,241)
Investing activities
Proceeds from sale of property and equipment	7,784	—
Purchase of property and equipment	—	(22,504)
Net cash provided (used) in investing activities	7,784	(22,504)
Financing activities
Proceeds from issuance of convertible notes	—	496,500
Proceeds from Newborn Escrow Account	58,184,461	—
Redemption of Newborn shares	(18,629)	—
Issuance costs related to reverse recapitalization and PIPE offering	(3,970,657)	—
Proceeds from PIPE offering	14,250,000	—
Repayment of Newborn sponsor loans	(487,500)	—
Repurchase of common stock from EDF	(6,000,000)	—
Newborn cash acquired	50,206	—
Purchase of stock from investor	(2,000,000)	—
Payment of financing costs	(1,000,000)	—
Payment of finance lease Obligations	(4,613)	—
Proceeds from PPP/EIDL Loan	—	642,000
Proceeds from exercise of stock options	18,325	—
Issuance of Common Stock	—	(3)
Issuance of Preferred Stock	3,138,000	—
Repayment proceeds from shareholder loan	—	(75,000)
Proceeds from shareholder loan	—	75,000
Net cash provided by financing activities	62,159,593	1,138,497
Effect of exchange rate on cash	150,547	(95,399)
Net increase (decrease) in cash and restricted cash	38,839,417	(248,647)
Cash and restricted cash at beginning of year	2,275,895	326,703
Cash and restricted cash at end of period	$41,115,312	$78,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Nine Months Ended September 30,
	2021	2020

Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$1,679	$—
Conversion of debenture and accrued interest to common shares	$3,999,435	$—
Conversion of shares due to reverse recapitalization	$3,383	$—
Issuance of common stock for merger success fee	$2,085,299	$—
Non-cash merger transaction costs	$2,085,299	$—
Accrued transaction costs related to reverse recapitalization	$189,434	$—
Issuance of private warrants	$1,253,228	$—
Forgiveness of PPP Loan	$492,100	$—
Issuance of Stonepeak and Evolve warrants	$30,234,000	$—
Issuance of Stonepeak and Evolve options	$12,584,000	$—
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
(b)Structure of the Company
Nuvve has two wholly owned subsidiaries, Nuvve Corp. and Nuvve Co (Nuvve Japan). Nuvve Corp. has three wholly owned subsidiaries: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France, and (3) Nuvve LTD, a company registered in United Kingdom. In March 2020, following the establishment of its investment in Dreev in 2019 (Note 6), the Company ceased operations of its subsidiary, Nuvve SaS in France. The two employees of Nuvve SaS resigned from the Company in March 2020 and were concurrently hired by Dreev. Financial results for Nuvve SaS are included in the Company’s financial results through the cessation of operations.
On August 4, 2021, the Company formed Levo Mobility LLC, a Delaware limited liability company ("Levo"), with Stonepeak Rocket Holdings LP, a Delaware limited partnership (Stonepeak"), and Evolve Transition Infrastructure LP, a Delaware limited partnership ("Evolve"). Levo is a consolidated a entity of the Company. Please see Note 16 for a summary description of the key items of the Levo agreements, and Note 2 for the principles of consolidation.
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments. Levo utilizes Nuvve’s V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and support the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs, such as electric school buses, charging infrastructure powered by Nuvve’s V2G platform, EV and charging station maintenance, energy management, and technical advice.

Levo will initially focus on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying audited (i) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (ii) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Current Report on Form 8-K dated March 19, 2021, filed with the SEC.
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
(b)Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries and its consolidated variable interest entity. All intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity in which it has a financial relationship and, if so, whether or not that entity is a variable interest entity ("VIE"). A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company formed Levo with Stonepeak and Evolve (see Note 16 for details), in which the Company owns 51% of Levo's common units. The Company has determined that Levo is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Levo and records a non-controlling interest for the share of the entity owned by Stonepeak and Evolve.

Assets and Liabilities of Consolidated VIEs

The Company's condensed consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net loss attributable to

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

non-controlling interests" in the condensed consolidated statements of operations and "Non-controlling interests" in the condensed consolidated balance sheets. See Note 17 for details of non-controlling interests. The Company began consolidating the assets, liabilities and results of operations of Levo during the quarter ended September 30, 2021.

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2021:

September 30, 2021
Assets
Cash	$67,774
Deferred financing costs	3,920,323
Total Assets	$3,988,097

Liabilities and Mezzanine Equity
Accrued expenses	$39,096
Derivative liability - non-controlling redeemable preferred shares	509,785
Total Liabilities	$548,881

(c)Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders") who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 17 for details.
(d)Non-controlling interests
The Company presents non-controlling interests as a component of equity on its condensed consolidated balance sheets and reports the portion of its earnings or loss for non-controlling interest as net earnings or loss attributable to non-controlling interests in the condensed consolidated statements of operations.
(e)Business Combination
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
In connection with the entry into the Merger Agreement, on November 11, 2020, Newborn entered into subscription agreements (the “Subscription Agreements”) with certain accredited Private Investment in Public Equity investors (the “PIPE Investors”), under which, immediately before the closing of the Business Combination, the PIPE Investors purchased 1,425,000 ordinary shares of Newborn, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 in a private placement (the “PIPE”). The PIPE Investors also received warrants to purchase 1,353,750 ordinary shares of Newborn (the “PIPE Warrants”) that were identical to Newborn’s other outstanding warrants.
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
The Closing Exchange Ratio was determined by taking (i) a number of shares of the Company’s common stock equal to (A) the Closing Merger Consideration (as defined below), divided by (B) $10.00 per share, and dividing it by (ii) the sum of (x) the total number of shares of Nuvve Corp.’s common stock outstanding as of immediately prior to closing (including the shares issued upon conversion of Nuvve Corp.’s preferred stock, but excluding the shares issued upon conversion of the Bridge Loan) and (y) the total number of shares of Nuvve Corp.’s common stock issuable upon exercise of Nuvve Options outstanding immediately prior to the closing. The “Closing Merger Consideration” was determined by taking $100,000,000, subtracting the amount of Nuvve Corp.’s indebtedness for borrowed money as of the closing of the Acquisition Merger (excluding Payroll Protection Program loans eligible for forgiveness – see Note 8), which was zero, and adding the aggregate exercise price of the Nuvve Options outstanding as of the date of the Merger Agreement or granted prior to the closing of the Acquisition Merger, which was $4,265,785.
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
Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between the Company and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corp. and the owner of more than 5% of the Company’s common stock, immediately after the closing, the Company repurchased 600,000 shares of the Company’s common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of the Company’s common stock back to the Company at a price per share of $14.87 (the average closing price over the five preceding trading days). The share repurchase was completed on April 26, 2021 (see Note 9).
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Each unit issued in the initial public offering consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Public Warrant”), and one right automatically convertible into one-tenth of an ordinary upon completion of an initial business combination. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Each unit in the private placement consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Private Warrant”), and one right automatically convertible into one-tenth of an ordinary share upon completion of an initial business combination. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed by Newborn in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). On the Closing Date of the Business Combination, the balance in the Trust Account was $58,471,961. After the closing of the Business Combination, and other transactions described above, including payment of $18,630 for redemptions of ordinary shares by Newborn stockholders, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, repurchase of $6,000,000 in common shares held by EDF Renewables, and transfer into an escrow account with Silicon Valley Bank of $495,000 to cover the balance of the Company’s PPP Loan payable (Note 8), the Company received total net proceeds from the Trust Account in cash of $47,768,410.
Also on March 19, 2021, the PIPE closed, and the Company received cash proceeds, net of $2,500 of transaction costs, of $14,247,500.
(f)Emerging Growth Company
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
(g)COVID-19
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
(h)Use of Estimates
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

(i)Warrants
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
(j)Foreign Currency Matters
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
(k)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.
Pursuant to the Business Combination agreement, $495,000 of the proceeds received from Newborn’s trust account were required to be set aside in trust for the possible repayment of the Company’s Payroll Protection Plan (“PPP”) loan (Note 8). The Company applied for forgiveness of the PPP loan. In June 2021, the PPP loan was fully forgiven and the $495,000 in trust was released to the Company.

In May 2021, in connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease. This amount securing the letter of credit was recorded as restricted cash as of September 30, 2021.
(l)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Based on the analysis the Company did not record an allowance for doubtful accounts as of September 30, 2021 or December 31, 2020.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(m)Concentrations of Credit Risk
Revenue for customers that accounted for 10% or more of revenue for the three and nine months ended September 30, 2021 and 2020, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer 1 (grant revenue)	14.5%	31.8%	17.9%	33.5%
Customer 2 (grant revenue)	*	19.1%	13.8%	11.1%
Customer 3 (grant revenue)	17.0%	*	*	*
Customer 4 (services revenue)	13.3%	*	*	*
Customer 5 (services revenue)	*	12.2%	*	16.2%
Customer 6 (Product revenue)	29.6%	*	11.7%	*
Customer 7 (Product revenue)	*	12.2%	*	10.5%
Accounts receivable balances for customers that accounted for 10% or more of accounts receivable at September 30, 2021, and December 31, 2020, is summarized below:

	September 30, 2021	December 31, 2020
Customer 1 (grant revenue)	15.2%	15.0%
Customer 2 (grant revenue)	16.9%	19.0%
Customer 3 (product revenue)	10.0%	27.0%
Customer 4 (product revenue)	11.8%	10.0%
Customer 5 (product revenue)	20.9%	10.0%
____________________________
*Amount represents less than 10%
(n)Inventories
Inventories, consisting primarily of EV charging stations, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At September 30, 2021, and December 31, 2020, the Company’s inventories consisted solely of finished goods, including school buses added as of September 30, 2021, which the Company expect to lease or sell in the future. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying condensed consolidated balance sheets. As of September 30, 2021, the Company has taken delivery of four school buses out of the ten it has a commitment to purchase from the manufacturer. The manufacturer is expected to deliver all the school buses within one year from the purchase order date of May 26, 2021.
The following table summarizes the Company’s inventories balance by category:

	September 30, 2021	December 31, 2020
DC Chargers	$4,576,750	$842,122
AC Chargers	257,119	163,346
Vehicles - School Buses	1,296,000	—
Others	49,306	47,010
Total	$6,179,175	$1,052,478

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(o)Property and Equipment, Net
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the condensed consolidated statement of operations.
(p)Intangible Assets
Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.
(q)Impairment of Long-Lived Assets
The Company evaluates long-lived assets, for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the three and nine months ended September 30, 2021 and 2020.
(r)Investments in Equity Securities Without Readily Determinable Fair Values
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
In February 2019, the Company invested in Dreev SaS, (“Dreev”), a VIE, and determined it was not the primary beneficiary of the VIE (see Note 6). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of September 30, 2021, and December 31, 2020, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.
(s)Deferred Financing Costs

Deferred financing costs consist of direct and incremental costs incurred and fees paid for a commitment to obtain financing. See Note 16 for details. As the commitment amount is funded, the carrying amount of the deferred financing costs is reduced and the amount is charged to additional-paid-in-capital.
(t)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not contribute to the savings plan.
(u)Fair Value Measurement
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
(v)Net Loss Per Share Attributable to Common Stockholders
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests from the condensed consolidated net earnings or loss.
The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, shares issuable upon the conversion of the Series A Convertible Preferred stock (Note 9), exercise of warrants (Note 9), exercise of the unit purchase option (Note 9), and options to purchase common stock (Note 10) are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
(w)Revenue Recognition
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
The Company’s revenue is primarily derived from sales of EV charging stations, fees for cloud computing services related to providing access to the Company’s GIVe platform, extended warranty and maintenance services. The Company also has performed certain software development services and received government grants. GIVe platform access is considered a monthly series comprised of one performance obligation and fees are recognized as revenue in the period the services are provided to and consumed by the customer. The transaction price for each contract is allocated between the identified performance obligations based on relative estimated standalone selling prices.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Services – Specific contracts contain licenses to the software that provides the V2G functionality for one- to twelve-year contract periods through access to the Company’s software as a service GIVe platform application. The Company determined that the nature of the GIVe application performance obligation is providing continuous access to its GIVe application for the contract period. Although the activities that the customer may be able to perform via the GIVe application may vary from day to day, the overall promise is to provide continuous access to the GIVe application to the customer for a period of one- to twelve-years. Thus, access to the GIVe application represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company has determined that for GIVe SaaS revenue, the best indicator for the transfer of control is the passage of time.The payment terms for some of the Company’s service contracts include revenue sharing arrangements whereby the Company is entitled to the right to receive a portion of the revenue generated by the customer selling energy through the GIVe platform or from carbon credits received as a result of the customer using the GIVe platform.

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
The Company occasionally enters into agreements with customers in which EV charging stations are sold at a discount in exchange for a higher percentage of revenue share from the customer selling energy through the GIVe platform or from carbon credits. Due to the long-term nature of these payment terms, certain contracts are considered to have significant financing components as it relates to the equipment. The Company estimates the effect of any significant financing component and records the revenue associated with the equipment at the estimated present value of the expected stream of payments. As payments are received, the difference between the total payment and the amortized value of the receivable is recorded to interest income using the effective yield method.

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
(x)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions.
(y)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, incurred to obtain the contract and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of September 30, 2021, and December 31, 2020 and determined these to be immaterial to the condensed consolidated financial statements.
(z)Income Taxes
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
(aa)Research and Development
The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.
(ab)Stock-Based Compensation
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ac)Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$825,868	$997,429	$2,230,495	$1,833,988
United Kingdom	114,157	330,922	369,146	650,799
Denmark	222,979	12,559	343,725	264,596
	$1,163,004	$1,340,910	$2,943,366	$2,749,383
The following table summarizes the Company’s long-lived assets in different geographic locations as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$1,583,705	$1,705,201
Denmark	27,656	10,544
	$1,611,361	$1,715,745

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ba)Recently adopted accounting pronouncements
Effective January 1, 2021, the Company adopted the new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842) using the modified retrospective transition approach. The Company has elected the package of practical expedients permitted in ASC Topic 842 (“ASC 842”). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2020) would have met the definition of initial direct costs in ASC 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, as of January 1, 2021 (the date of adoption of ASC 842) the Company recorded (a) a lease liability of $98,491, which represents the present value of the remaining lease payments of $100,292, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $95,346, which represents the lease liability of $98,491 adjusted for accrued rent of $3,145. There was no cumulative effect on retained earnings as of January 1, 2021 as a result of adoption of ASC 842.
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

In July 2021, FASB issued Accounting Standards Update (“ASU 2021-05”), Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 provides that a lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: (1) The lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842, and the lessor would’ve otherwise recognized a day-one loss. The classification as operating lease would eliminate recognition of a day-one loss or gain because the lessor does not recognize a net investment in the lease or derecognize the underlying asset. ASU 2021-05 align the lessor lease classification requirements under Topic 842 with the longstanding practice to account for certain leases with variable payments as operating leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue based on revenue by service lines for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized over time:
Services	$216,071	$511,847	$746,682	$808,358
Grants	480,104	799,561	1,182,047	1,847,988
Products	466,829	29,502	1,014,637	93,037
Total revenue	$1,163,004	$1,340,910	$2,943,366	$2,749,383
The aggregate amount of revenue for the Company’s existing contracts with customers as of September 30, 2021 expected to be recognized in the future for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2021 (remaining three months)	$19,835
Thereafter	243,104
Total	$262,939

During the quarter ended September 30, 2021, the Company recognized $345,000 of product revenue related to a contract with a customer for which we determined that control of the equipment transferred to that customer. Of this amount, $220,000 was recorded within accounts receivable in the condensed consolidated balance sheet as the Company expects to collect it in the short term. The remaining $125,000 represents the amount for the equipment that will be collected over the life of the contract, adjusted for the estimated effect of a significant financing component. This amount is a long-term financing receivable recorded in the condensed consolidated balance sheet.

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2021	Total Gains (Losses) For The Three Months Ended September 30, 2021	Total Gains (Losses) For The Nine Months Ended September 30, 2021
Recurring fair value measurements
Private warrants	$—	$—	$626,000	$626,000	$557,000	$627,228
Derivative liability - non-controlling redeemable preferred shares	—	—	509,785	509,785	(12,179)	(12,179)
Total recurring fair value measurements	$—	$—	$1,135,785	$1,135,785	$544,821	$615,049
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 9) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Private Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2020	$—	$—
Assumed at closing of merger	1,253,228	—
Total (gains) losses for period included in earnings	(421,830)	—
Balance at March 31, 2021	831,398	—
Total (gains) losses for period included in earnings	351,602	—
Balance at June 30, 2021	1,183,000	—
Initial fair value	—	497,606
Total (gains) losses for period included in earnings	(557,000)	12,179
Balance at September 30, 2021	$626,000	$509,785

The fair value of the level 3 Private Warrants was estimated at September 30, 2021 using the Black-Scholes model which used the following inputs: term of 4.5 years, risk free rate of 0.9%, no dividends, volatility of 54.0%, and strike price of $11.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at September 30, 2021 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.0 years to 7.0 years, risk free rate of 1.0%, no dividends, volatility of 51.0% and probability of redemptions triggered of 65.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2021 and 2020.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve warrants and securities purchase agreement to purchase shares of the Company’s common stock (see Note 9 for details) at the date of issuance of May 17, 2021:

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

Note 5 - Derivative Liability - Non-Controlling Redeemable Preferred Stock

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the redemption features as a derivative liability is required because its economic characteristics and risks are considered more akin to a debt instrument, and therefore, not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. The economic characteristics of the redemption features are considered more akin to an debt instrument because the minimum redemption value could be greater than the face amount, the redemption features are contingently exercisable, and the shares carry a fixed mandatory dividend.

Accordingly, the Company has recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the company’s consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 17.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table display the fair value of derivatives by balance sheet line item at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$509,785	$—

Note 6 – Investment in Dreev
In October 2018, the Company entered into a Cooperation Framework Agreement and in February 2019, the Company invested in an enterprise (the “Investment”) with EDF Pulse Croissance Holding (“EDF”), a related party (see Note 13), in which the companies incorporated an entity under the name of Dreev S.A.S., a société par actions simplifiée, organized in France (“Dreev”) in order to jointly develop and market V2G products in France, the UK, Belgium, and Italy (the “G4”). The Company licensed certain of its patents, know-how, and software copyrights (the “IP”) to Dreev to develop and commercialize the IP in the G4, with a promise to transfer the patents to Dreev in the future, in exchange for an initial 49% ownership stake in Dreev.
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
Commencing in October 2018 and continuing through August 2020, the Company performed consulting services to Dreev related to transferring the IP, software development, and operations of Dreev. The consulting services were zero for each of the three and nine months ended September 30, 2021. The consulting services were $24,675 and $278,887 for the three and nine months ended September 30, 2020, respectively. The consulting services were provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.

Note 7 – Intangible Assets
At both September 30, 2021 and December 31, 2020, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 and $104,578 for the three and nine months ended September 30, 2021, respectively. Amortization expense of intangible assets was $51,471 and $104,578 for the three and nine months ended September 30, 2020, respectively. Accumulated amortization totaled $575,620 and $471,042 at September 30, 2021 and December 31, 2020, respectively.

The net amount of intangible assets of $670,951 at September 30, 2021, will be amortized over the weighted average remaining life of 11.1 years.
Total estimated future amortization expense is as follows:

2021 (remaining three months)	$34,860
2022	139,437
2023	139,437
2024	139,437
2025	139,437
Thereafter	923,328
$1,515,936

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Debt
The following is a summary of debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
6% Senior Secured Convertible Debenture	$—	$4,000,000
Payroll Protection Plan loan	—	492,100
	—	4,492,100
Less: discount on convertible debenture	—	(198,046)
Total debt - current	$—	$4,294,054
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
Interest expense on the Debenture for the three and nine months ended September 30, 2021 is zero and $52,402, respectively. There was no interest expense on the Debenture for the three and nine months ended September 30, 2020.
Convertible Notes Payable
Beginning in July 2018 and at various dates thereafter, the Company issued convertible notes payable ("Notes"). The Notes accrued interest at 5% per annum. The Notes were due at various dates ranging from January 31, 2019 to December 1, 2021 (Maturity Dates) (if called) or earlier upon the closing of a qualified next equity financing, as defined in the agreement ("Next Equity Financing"), or an IPO or liquidation event. In the event of a Next Equity Financing, the Notes balance, including accrued interest, would convert into shares of common or preferred stock issued in connection with the financing, at the lower of a price equal to (a) 80% of the price paid by investors participating in the Next Equity Financing or (b) a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. In the event of conversion at maturity, a liquidation event or an IPO, the Notes balance, including accrued interest, would be converted to equity securities at a conversion rate based on a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. On November 17, 2020, the Company entered into the 6% Senior Secured Convertible Debenture, which met the definition of a Next Equity Financing. Accordingly, as of November 17, 2020, the total principal and accrued interest on the Notes then outstanding were converted into a total of 1,529,225 shares of the Company's common stock. As a result, at both September 30, 2021 and December 31, 2020, the outstanding balance on the Notes was zero.

The Next Equity Financing conversion options were identified as redemption features for accounting purposes. Accordingly, the redemption feature was bifurcated and recorded at estimated fair value. Since the Notes converted in November 2020, no amounts associated with the redemption feature are reflected in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
Interest expense recognized on the Convertible Notes during the three and nine months ended September 30, 2021 was zero. Interest expense recognized on the Convertible Notes during the three and nine months ended September 30, 2020 was $8,314 and $12,402, respectively.

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
Interest expense recognized on the PPP loan for the three and nine months ended September 30, 2021 was zero and $1,607, respectively. Interest expense recognized on the PPP loan for the three and nine months ended September 30, 2020 was $1,205 and $2,009, respectively.
In March 2020, the Company applied for, and in May 2020, the Company received an Economic Injury Disaster Loan Emergency Advance ("EIDL") loan from the Small Business Administration in the amount of $149,900, along with a $10,000 advance. The terms of the loan were as follows: 1) interest rate of 3.75% per year, 2) repayment over a 30-year term, and 3) a deferment of payment of principal and interest for one year. On November 16, 2020, the Company repaid the principal and interest balance due on the EIDL loan from the SBA, therefore the balance of the EIDL loan at both September 30, 2021 and December 31, 2020 was zero. There was no interest expense recognized during the three and nine months ended September 30, 2020.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Stockholders’ Equity
As of September 30, 2021, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).
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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See Note 16 for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the warrants are recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital.

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
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2021 (there were no warrants outstanding at December 31, 2020):

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
	10,365,000
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrant is reflected as a liability in the condensed consolidated balance sheet as of

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2021 in the amount of $626,000 and the change in the fair value of the Private Warrant for the three and nine months ended September 30, 2021 of is reflected as a gain of $557,000 and a gain of $627,228, respectively, in the condensed consolidated statement of operations.
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
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See Note 16 for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of September 30, 2021, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of September 30, 2021, a total of 1,365,933 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense for the three and nine months ended September 30 are as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	$778,922	$82,090	$1,841,930	$115,068
Restricted stock	537,693	—	805,665	—
Total	$1,316,615	$82,090	$2,647,595	$115,068
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the nine months ended September 30, 2021 for the 2010 Plan and the 2020 Plan.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.0	6.0
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	1.02%	1.02%
Volatility (4)	60.2%	60.2%
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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	1,242,234	2.88	6.73	—
Granted	81,775	8.71	—	—
Exercised	(7,903)	2.49	—	—
Forfeited	(21,175)	5.84	—	—
Expired/Cancelled	(2,809)	2.78	—	—
Outstanding - September 30, 2021	1,292,122	3.21	5.50	9,812,805
Options Exercisable at September 30, 2021	1,004,969	2.15	4.58	8,709,677
Option Vested at September 30, 2021	1,004,969	2.15	4.58	8,652,097

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 was $4.06.
The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	—	—	—	—
Granted	1,776,850	12.82	9.51	—
Exercised	—	—	—	—
Forfeited	(177,500)	9.81	—	—
Expired/Cancelled	(100)	10.00	—	—
Outstanding - September 30, 2021	1,599,250	13.15	9.51	320,565
Options Exercisable at September 30, 2021	—	—	—	—
Option Vested at September 30, 2021	—	—	—	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 was $7.25.
During the nine months ended September 30, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and nine months ended September 30, 2021, were $20,758 and $42,486, respectively.
Other Information:

	Nine Months Ended September 30,
	2021	2020
Amount received from option exercised	$18,325	$—

	September 30, 2021		Weighted average remaining recognition period
Total unrecognized options compensation costs	$11,321,196		3.35
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2020, and changes during the nine months ended September 30, 2021, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2020	—	—
Granted	359,923	10.84
Vested/Release	—	—
Cancelled/Forfeited	(15,106)	9.93
Nonvested and Outstanding at September 30, 2021	344,817	10.87
As of September 30, 2021, there was $2,944,210 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.9 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax (benefit) expense	$—	$—	$1,000	$1,000
Effective tax rate	0.0%	(0.1)%	0.0%	(0.1)%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2021, there was no material change from the year ended December 31, 2020 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Nuvve common stockholders	$(6,976,580)	$(782,250)	$(18,525,606)	$(2,334,160)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	18,627,978	8,778,916	15,931,466	8,778,916
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.37)	$(0.09)	$(1.16)	$(0.27)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options issued and outstanding	2,890,564	1,128,286	2,342,967	1,031,454
Nonvested restricted stock issued and outstanding	832,757	—	667,297	—
Public warrants	2,875,000	—	2,061,121	—
Private warrants	136,250	—	97,679	—
PIPE warrants	1,353,750	—	970,519	—
Stonepeak and Evolve warrants	6,000,000	—	3,000,000	—
Stonepeak and Evolve options	5,000,000	—	2,500,000	—
Convertible notes payable	—	151,323	—	143,606
Total	19,088,321	1,279,609	11,639,583	1,175,060

Note 13 – Related Parties
At March 31, 2020, the Company had accrued compensation payable to an officer and director totaling $471,129. On August 11, 2020, the Board of Directors of the Company approved the conversion of the compensation payable into a convertible note (Note 8). On November 17, 2020, convertible note was converted to common stock (Note 8).
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During 2020, the Company engaged a stockholder for consulting services. During the three and nine months ended September 30, 2021 and 2020 no amounts were paid to the stockholder for these services. As of both September 30, 2021 and December 31, 2020, $42,500 due to the stockholder is included in accounts payable in the accompanying condensed consolidated balance sheets.
During the three and nine months ended September 30, 2021, the Company recognized revenue of zero and $399,620, respectively, from an entity that is an investor in the Company. During the three and nine months ended September 30, 2020, the Company recognized revenue of $367,268 and $416,769, respectively, from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero and $203,215 at September 30, 2021 and December 31, 2020, respectively, from the same entity that is an investor in the Company.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Leases
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

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2021

Operating lease assets	Right-of-use operating lease assets	$—
Finance lease assets	Property, plant and equipment, net	27,656
Total lease assets		$27,656

Operating lease liabilities - current	Operating lease liabilities - current	$—
Finance lease liabilities - current	Other liabilities - current	7,770
Finance lease liabilities - noncurrent	Other long-term liabilities	20,561
Total lease liabilities		$28,331

The components of lease expense are as follows:

		Three Months Ended September 30,	Nine Months Ended September 30,
	Classification	2021	2021

Operating lease expense	Selling, general and administrative	$44,952	$136,779
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,536	3,073
Interest on finance lease liabilities	Interest expense	729	1,487
Total lease expense		$47,217	$141,339

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2021	September 30, 2021
2021	$—	$1,942
2022	—	7,770
2023	—	7,770
2024	—	7,770
2025	—	7,770
Thereafter	—	1,942
Total lease payments	—	34,964
Less: interest	—	(6,633)
Total lease obligations	$—	$28,331

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

September 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	0.0
Finance lease	4.5

Weighted-average discount rate:
Operating lease	10%
Finance lease	10%
Other Information:

Nine Months Ended September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,292
Operating cash flows from finance leases	$1,487
Financing cash flows from finance leases	$4,613

Leased assets obtained in exchange for new finance lease liabilities	$27,656
Leased assets obtained in exchange for new operating lease liabilities	$—

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

Note 15 – Commitments and Contingencies
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
During the three and nine months ended September 30, 2021, the Company accrued $496,666 of costs associated with the departures of former employees.
(c)Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2021 and 2020, $266,667 each were paid under the research agreement, respectively. In October 2021, the agreement was renewed for one year through August 2022. Therefore, at September 30, 2021, $400,000 was the outstanding balance payable under the renewed agreement.
(d)In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2021 and December 31, 2020, no royalty expenses had been incurred under this agreement.
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
$7,500,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2021, no royalty expenses had been incurred under this agreement.
(e)Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.
(f)Reimbursement of Legal Fees
On October 5, 2020, the Company entered into an agreement with an investor whereby the Company agreed to reimburse the investor for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by the Company of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through September 30, 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 – Levo Mobility LLC Entity
Stonepeak and Evolve Initial Term Sheet
On May 17, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve”), relating to the formation of an entity, Levo Mobility LLC, a Delaware limited liability company. Pursuant to the Letter Agreement, the parties agreed to negotiate in good faith to finalize and enter into definitive agreements to form an entity.
Under the terms of the Letter Agreement, Levo will utilize the Company’s proprietary V2G technology and the capital from Stonepeak and Evolve to help accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts nationwide through “V2G hubs” and Transportation as a Service ("TaaS"). Also, under the terms of the Letter Agreement, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate capital commitment of $750 million. They will have the option to upsize their capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.
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
The Letter Agreement further requires that the Company use its reasonable best efforts to obtain stockholder approval of the issuance of shares of the Company’s common stock under the Warrants and SPA. On June 30, 2021, the stockholders of the Company, at a special meeting, approved the issuance of shares of the Company’s common stock under the Warrants and SPA. See Note 9 for detail of the accounting of the Warrants and SPA.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stonepeak and Evolve Definitive Agreements
On August 4, 2021, the Company formed an entity, Levo Mobility LLC a Delaware limited liability company (“Levo,”), with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve,” and together with Stonepeak, the “Investors”).
In connection with the Levo, on August 4, 2021, (the "Formation Date"), the Company’s wholly owned operating subsidiary, Nuvve Corporation (“Nuvve”), Stonepeak and Evolve entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLCA”); the Company and Levo entered into a Development Services Agreement (the “DSA”); the Company, Stonepeak, Evolve and Levo entered into a Parent Letter Agreement (the “PLA”); the Company and Stonepeak entered into a Board Rights Agreement (the “BRA”); and the Company and Levo entered into an Intellectual Property License and Escrow Agreement (the “IP License and Escrow Agreement”). The terms of the agreements were substantially consistent with the proposed terms set forth in the letter agreement between the parties signed on May 17, 2021.
Pursuant to the Levo LLCA, Stonepeak and Evolve agreed to make capital contributions to Levo in an aggregate amount of up to $750.0 million (which may be increased up to $1.0 billion) to finance Levo’s business subject to project approval process as outlined under the terms of the definitive agreements.

Levo LLCA

The Levo LLCA governs the affairs of Levo and the conduct of its business.

The membership interests authorized by the Levo LLCA consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On the Formation Date and the signing of the Levo LLCA, Levo issued 510,000 Class A Common Units to the Company, 2,801 Class B Preferred Units to Stonepeak and Evolve, and 490,000 Class C Common Units to Stonepeak and Evolve. Stonepeak and Evolve agreed to pay to Levo an aggregate purchase price of $2.8 million for the Class B Preferred Units and the Class C Common Units. Stonepeak and Evolve will receive additional Class B Preferred Units for each $1,000 in additional capital contributions made by them.

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

The Class D Incentive Units are profits interests intended to provide incentives to certain key employees and service providers of Levo, its members and its affiliates. The Class D Incentive Unit holders will receive certain distributions from and after the time that the Class B Preferred Unit holders have received a target return on their investment and the Common Unit holders have received a return of their capital contributions. As of September 30, 2021, no Class D Incentive Units have been issued.

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

Levo is managed by a board of managers consisting of nine managers, of whom (i) five will be appointed by Nuvve, (ii) for so long as any Class B Preferred Units remain outstanding or Stonepeak owns at least 10.0% or more of the issued and

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

outstanding Common Units, three will be appointed by Stonepeak, and (iii) one will be an independent manager. For so long as Evolve owns more than 2.0% of the issued and outstanding Common Units, Evolve will have the right to designate one person to act as an observer at all meetings of the board of managers, subject to certain limited exceptions. Certain specified actions will require the approval of at least one of the Stonepeak managers, the representative of the Class B Preferred Unit holders and/or Evolve.

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
Reimbursement of Out-of-Pocket Expenses
As part of the initial transaction agreement, the Company is responsible for the first $900,000 of Stonepeak’s out-of-pocket expenses, and the first $100,000 of Evolve’s out-of-pocket expenses. To the extent that the out-of-pocket expenses exceed those levels, Levo would bear all excess amounts.
In addition, the Company is responsible for its own Levo related expenses for the first $1.0 million, and expenses above those levels will be borne by Levo. As of September 30, 2021, the Company has incurred and recorded in deferred financing costs $1.0 million towards its responsibility for Levo related expenses.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 - Non-Controlling Interest

For entities that are consolidated, but not 100% owned, a portion of the net income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the net income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements.

Non-controlling interests are presented outside as a separate component of stockholders’ equity on the Company’s condensed consolidated Balance Sheets. The primary components of non-controlling interests are separately presented in the Company’s condensed consolidated statements of changes in stockholders’ equity to clearly distinguish the interest in the Company and other ownership interests in the consolidated entities. Net income or loss includes the net income or loss attributable to the holders of non-controlling interests on the Company’s condensed consolidated statements of operations. Net income or loss is allocated to non-controlling interests in proportion to their relative ownership interests.

Levo Series B Redeemable Preferred Stock

Levo is authorized to issue 1,000,000 shares of series B preferred stock at no par value.

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At September 30, 2021, Levo had accrued preferred dividends of $39,096 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not participating or converted security. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders, or a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At September 30, 2021, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$39,096	$3,177,096

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

As stated above, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by 497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. As of September 30, 2021, Levo has accreted $100,039 resulting in the carrying value of the the redeemable preferred stock of $2,723,960.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets at September 30, 2021:

September 30, 2021

Add: net loss attributable to non-controlling interests as of September 30, 2021	$(130,837)
Less: dividends paid to non-controlling interests as of September 30, 2021	39,096
Less: Preferred share accretion adjustment	100,039
Non-controlling interests	$(269,972)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net loss attributable to non-controlling interests	$(130,837)	$(130,837)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning balance - December 31, 2020	$—	$—
Beginning redemption value (at fair value)	3,138,000	3,138,000
Less: Non-controlling redeemable preferred shares - embedded derivatives	497,606	497,606
Adjusted initial carrying value	2,640,394	2,640,394
Deferred finance costs adjustment	(16,473)	(16,473)
Preferred share Accretion adjustment	100,039	100,039
Ending balance - September 30, 2021	$2,723,960	$2,723,960

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
On August 4, 2021, we formed Levo Mobility LLC ("Levo"), a Delaware limited liability company with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership. Please see Note 16 for a summary description of the key items of the venture agreements.
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments. Levo utilizes Nuvve’s V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and support the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs, such as electric school buses, charging infrastructure powered by Nuvve’s V2G platform, EV and charging station maintenance, energy management, and technical advice.

Levo will initially focus on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

Business Combination
On March 19, 2021, the Company consummated the Business Combination with Newborn and Nuvve Corp.contemplated by the Merger Agreement. See Note 2 of the Consolidated Financial Statements for more information. The Business Combination was effected in two steps, as follows: (i) Newborn reincorporated to the State of Delaware by merging with and into the Company, with the Company surviving the merger as the new public company (the "Reincorporation Merger"), and (ii) immediately after the Reincorporation Merger, Merger Sub merged with and into Nuvve Corp., with Nuvve Corp. surviving the merger as a wholly-owned subsidiary of the Company (the "Acquisition Merger"). Also on March 19, 2021, the Company consummated the Private Investment in Public Equity ("PIPE"), generating net proceeds of $14,250,000.
The most significant change in the Company's future reported financial position and results as a result of the completion of the Business Combination and the PIPE was an estimated net increase in cash of approximately $62,018,410. Total transaction costs of $3,702,421 were treated as a reduction of the cash proceeds with capital raising costs being deducted from the Company's additional paid-in capital. In addition, the net cash proceeds were reduced by the Company’s payment of $6,000,000 to EDF Renewables in connection with the repurchase from them of 600,000 shares of the Company’s common stock pursuant to the Purchase and Option Agreement, payment of $487,500 to NeoGenesis Holding Co. Ltd., the sponsor of Newborn, in repayment of loans made by the sponsor to Newborn, and deposit of $495,000 into escrow for the potential repayment Nuvve Corp.'s PPP loan. Upon forgiveness of the PPP loan in June 2021, the $495,000 was released to the Company.
Upon consummation of the Business Combination, Nuvve Corp-designated directors were appointed to five of the seven seats of the combined company’s board of directors; Nuvve Corp’s Chief Executive Officer was appointed as Chairman of the combined company’s board of directors; Nuvve Corp’s senior management became the senior management of the combined company; and the former stockholders of Nuvve Corp became the owners of approximately 48.3% of the outstanding shares of common stock of the combined company. Accordingly, the Business Combination is being accounted for as a Reverse Recapitalization, whereby Nuvve Corp is the acquirer for accounting and financial reporting purposes and Newborn is the legal acquirer. A Reverse Recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy Nuvve Corp in many respects. The shares of Newborn remaining after redemptions, and the unrestricted net cash and cash equivalents on the date the Business Combination is consummated, are being accounted for as a capital infusion to Nuvve Corp.
As a consequence of the Business Combination, Nuvve Corp effectively became an SEC-registered, Nasdaq-listed company, which has required the combined company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The combined company expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.
Additionally, the combined company expects its capital and operating expenditures will increase significantly in connection with ongoing activities as the combined company invests additional working capital for heavy-duty DC-V2G charging stations and level 2 AC-V2G charging stations, additional investments in equipment to meet increased project needs, and additional operating expenses to hire project managers, technicians, sales, partnership and customer service personnel, data scientists, trading teams, software engineers and administrative staff.
Nuvve Corp’s historical operations and statements of assets and liabilities may not be comparable to the operations and statements of assets and liabilities of the combined company as a result of the Business Combination.

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
Growth in EV Adoption
Nuvve’s revenue growth is tied to the overall acceptance of commercial fleet and passenger EVs, which it believes will help drive the demand for intelligent vehicle-grid-integration solutions. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles when the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would impact Nuvve’s ability to increase its revenue or grow its business.
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
In the future, Nuvve will derive other revenue from fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states. Generally, only the owner of EV charging stations can either claim or assign such regulatory credits. If a material percentage of Nuvve’s customers were to claim these regulatory credits or choose to not assign the regulatory credits to Nuvve, Nuvve’s revenue from this source could decline significantly, which could have an adverse effect on its revenues and overall gross margin. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, Nuvve’s ability to generate this revenue in the future could be adversely impacted.While Nuvve has derived an immaterial percentage of its other revenue from these regulatory credits, Nuvve expects revenue from this source as a percentage of revenue may increase over time.
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
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers for products and services. Backlog is converted into revenue in future periods as we satisfy the performance obligations to our customers for products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog at September 30, 2021 was $6.2 million.
Market Opportunity
There is a huge market opportunity for V2G, totaling approximately over $6 trillion. Nuvve's management believes it is well positioned to capture this global opportunity for a variety of reasons:
•First, our intellectual property ("IP") includes key patents, making it difficult for competitors to perform V2G functions without violating our IP. Our technology originated with an academic unit at the University of Delaware starting in 1996 and not only had decades of development but tens of millions of dollars in project funding invested prior to our acquisition of the IP and commercialization of the technology.
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

Results of Operations
Three and Nine Months Ended September 30, 2021 Compared with Three and Nine Months Ended September 30, 2020
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Revenue
Products and services	$682,900	$541,349	$141,551	26%	$1,761,319	$901,395	$859,924	95%
Grants	480,104	799,561	(319,457)	(40)%	1,182,047	1,847,988	(665,941)	(36)%
Total revenue	1,163,004	1,340,910	(177,906)	(13)%	2,943,366	2,749,383	193,983	7%
Operating expenses
Cost of product and service revenue	387,582	32,125	355,457	1,106%	877,468	65,329	812,139	1,243%
Selling, general and administrative expenses	6,599,490	1,366,472	5,233,018	383%	16,352,021	3,083,892	13,268,129	430%
Research and development expense	1,622,608	770,696	851,912	111%	4,574,803	1,977,781	2,597,022	131%
Total operating expenses	8,609,680	2,169,293	6,440,387	297%	21,804,292	5,127,002	16,677,290	325%
Operating loss	(7,446,676)	(828,383)	(6,618,293)	799%	(18,860,926)	(2,377,619)	(16,483,307)	693%
Other income (expense)
Interest income (expense)	3,220	(48,457)	51,677	(107)%	(592,345)	(55,787)	(536,558)	962%
Change in fair value of conversion option on convertible notes	—	19,000	(19,000)	100%	—	19,000	(19,000)	100%
Change in fair value of private warrants liability	557,000	—	557,000	100%	627,228	—	627,228	100%
Change in fair value of derivative liability	(12,179)	—	(12,179)	100%	(12,179)	—	(12,179)	100%
Other, net	(69,647)	75,590	(145,237)	(192)%	321,914	81,246	240,668	296%
Total other (expense) income, net	478,394	46,133	432,261	937%	344,618	44,459	300,159	675%
Loss before taxes	(6,968,282)	(782,250)	(6,186,032)	791%	(18,516,308)	(2,333,160)	(16,183,148)	694%
Income tax (benefit) expense	—	—	—	—%	1,000	1,000	—	—%
Net loss	$(6,968,282)	$(782,250)	$(6,186,032)	791%	$(18,517,308)	$(2,334,160)	$(16,183,148)	693%
Less: Net loss attributable to non-controlling interests	(130,837)	—	(130,837)	100%	(130,837)	—	(130,837)	100%
Net loss attributable to Nuvve Holding Corp.	$(6,837,445)	$(782,250)	$(6,055,195)	774%	$(18,386,471)	$(2,334,160)	$(16,052,311)	688%

Revenue
Total revenue was $1.2 million for the three months ended September 30, 2021, compared to $1.3 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 13.3%. The decrease is attributed to $0.3 million decrease in grants.
Total revenue was $2.9 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020, an increase of $0.2 million, or 7.1%. The increase is attributed to a $0.9 million increase in products and services revenue, mostly offset by a similar decrease in grants revenue.
Cost of Product and Service Revenue
Cost of product and service revenues primarily consisted of the cost of charging station goods sold. Cost of product and service revenues for the three months ended September 30, 2021, increased by $0.4 million, or 1,106.5%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period. Product and service margins decreased by 50.8% to 43.2% from 94.1% compared to the same prior year period mostly due to to a higher mix of hardware charging stations sales and a lower mix of engineering services in the current quarter.
Cost of product and service revenues for the nine months ended September 30, 2021, increased by $0.8 million, or 1,243.2%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period. Product and service margins decreased by 42.6% to 50.2% from 92.8% compared to the same prior year period mostly due to unfavorable mix of products sold with lower margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance, and professional expenses. Selling, general and administrative expenses were $6.6 million for the three months ended September 30, 2021, as compared to $1.4 million for the three months ended September 30, 2020, an increase of $5.2 million, or 383.0%. Selling, general and administrative expenses were $16.4 million for the nine months ended September 30, 2021 as compared to $3.1 million for the nine months ended September 30, 2020, an increase of $13.3 million, or 430.2%. $0.5 million of the increase in selling, general and administrative expenses represent Levo's expenses resulting from the consolidation of Levo's activities beginning in the third quarter 2021.
The increases during the three and nine months ended September 30, 2021 were primarily attributable to increases in compensation expenses, including share-based compensation, non-recurring severance costs related to departures of former employees, and professional fees and governance costs associated with the completion of the Business Combination and the Company becoming a recapitalized publicly traded company in March 2021.
Research and Development Expenses
Research and development expenses increased by $0.9 million, or 110.5%, from $0.8 million for the three months ended September 30, 2020 to $1.6 million for the three months ended September 30, 2021. Research and development expenses increased by $2.6 million, or 131.3%, from $2.0 million for the nine months ended September 30, 2020 to $4.6 million for the nine months ended September 30, 2021. The increases during the three and nine months ended September 30, 2021 were primarily attributable to increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of private warrants liability, change in fair value of conversion option on convertible notes, and other income (expense). Other income (expense) increased by $0.4 million of income, from $0.05 million of other income for the three months ended September 30, 2020, to $0.5 million in other expense for the three months ended September 30, 2021. Other income (expense) increased by $0.3 million, from $0.04 million of other expense for the nine months ended September 30, 2020 to $0.3 million in other expense for the nine months ended September 30, 2021.
The increases during the three and nine months ended September 30, 2021 were primarily attributable to the interest expense on the convertible debenture, the change in fair value of the private warrants liability, and the beneficial conversion feature associated with the convertible debenture, partially offset by the gains on the forgiveness write-off of the PPP loan. The debenture was converted upon the closing of the Business Combination and will not be recurring.

Income Taxes
In the three and nine months ended September 30, 2021 and 2020, we recorded no material income tax expenses. The income tax expenses during the three and nine months ended September 30, 2021 and 2020 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss includes the net loss attributable to Stonepeak and Evolve, the holders of non-controlling interests in Levo, on our condensed consolidated statements of operations. We began consolidating the results of operations of Levo during the quarter ended September 30, 2021.
Net loss increased by $6.2 million, or 790.8%, from $0.8 million for the three months ended September 30, 2020, to $7.0 million for the three months ended September 30, 2021. The increase in net loss was primarily due to increase in expenses of $6.6 million and increase in other expense of $0.4 million for the aforementioned reasons.
Net loss increased by $16.2 million, or 693.3%, from $2.3 million for the nine months ended September 30, 2020 to $18.5 for the nine months ended September 30, 2021. The increase in net loss primarily due to increase in expenses of $16.5 million and increase in other expense of $0.3 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.1 million for the three and nine months ended September 30, 2021.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve (see Note 16 for details). We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entities (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of the entity owned by Stonepeak and Evolve during the three and nine months ended September 30, 2021.

Liquidity and Capital Resources
Sources of Liquidity
We are an early-stage business enterprise. Prior to the Business Combination, we funded our business operations primarily with the issuance of equity and convertible notes, borrowings and cash from operations. Nuvve has incurred net losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2021, Nuvve raised net proceeds of $61.8 million from the Business Combination, the PIPE offering, and related transactions. As reflected in Nuvve’s unaudited condensed consolidated financial statements as of September 30, 2021, Nuvve had a cash balance, working capital, and stockholders’ equity of $40.7 million, $43.9 million and $89.0 million, respectively. Nuvve has been able to raise funds primarily through the Business Combination and PIPE Offering to support its business operations, although there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all. We believe that our cash balance as of September 30, 2021 and our cash flows from operations, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS. Levo utilizes our proprietary V2G technology, and the capital commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their capital commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 16 for details of the definitive agreements.
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
Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(23,478,507)	$(1,269,241)
Investing activities	7,784	(22,504)
Financing activities	62,159,593	1,138,497
Effect of exchange rate on cash and restricted cash	150,547	(95,399)
Net increase (decrease) in cash and restricted cash	$38,839,417	$(248,647)
Net cash used in operating activities during the nine months ended September 30, 2021 was $23.5 million as compared to net cash used of $1.3 million in the nine months ended September 30, 2020. The $22.2 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the nine months ended September 30, 2021 as compared to the same prior period. Working capital during the nine months ended September 30, 2021 was impacted by, among other items, lower net revenues and the related net loss of $18.5 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.

During the nine months ended September 30, 2021, cash provided by investing activities was $0.01 million. Net cash used in investing activities was $0.02 million during the nine months ended September 30, 2020, which was used to purchase fixed assets.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $62.2 million, of which $58.2 million was provided in connection with the Business Combination, $14.3 million was provided in connection with the PIPE offering, and $3.1 million was provided through the issuance of Levo's preferred stock, partially offset by issuance costs of $4.0 million, the repayment of Newborn sponsor loans of $0.5 million, the $6.0 million repurchase of common stock, the payment of investor stock liability of $2.0 million and the payment of legal and accounting costs of $1.0 million associated with the Business Combination.
Cash provided by financing activities for the nine months ended September 30, 2020 was $1.1 million, all of which was proceeds from PPP and EDF loans.
Business Combination
Immediately prior to the closing of the Business Combination on March 19, 2021, Newborn consummated the sale of $14,250,000 of Newborn’s ordinary shares and warrants in the PIPE pursuant to the Subscription Agreements. See Note 2 of the Consolidated Financial Statements for more information. In addition, immediately prior to the closing of the Business Combination, the principal and interest earned on the Bridge Loan (see Note 8 of the Consolidated Financial Statements for further information) was automatically converted into 2,562,005 shares of common stock of Nuvve Corp. based on a stated conversion price of $1.56 per share of Nuvve Corp. common stock (equivalent to $7.50 per share of the Company’s common stock). At the effective time of the Business Combination, subject to the terms and conditions of the Merger Agreement, each share of Nuvve Corp. common stock (including the shares of Nuvve Corp. common stock issued upon conversion of Nuvve Corp.'s Series A preferred stock and upon conversion of the Bridge Loan immediately prior to the closing) was canceled and converted into the right to receive the number of shares of the Company’s common stock equal to the Closing Exchange Ratio. As part of the Business Combination, Newborn was merged with and into the Company, the separate corporate existence of Newborn ceased and the Company continued as the surviving corporation. Upon the closing of the merger with the Company, each of Newborn’s outstanding units was automatically separated into its constituent securities and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the PIPE Investors) were converted into a like number of equivalent securities of the Company, except that each of Newborn’s rights was converted automatically into one-tenth of one share of the Company’s common stock in accordance with its terms. In connection with the closing, the Company changed its name to Nuvve Holding Corp.
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
After the closing of the above transactions, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, and deposit into escrow of $495,000 to cover the balance of the PPP Loan (see Note 8 of the Consolidated Financial Statements for further information), the Company received total net proceeds in cash of $62,018,410 result of the above transactions.

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
When agreements involve multiple distinct performance obligations, Nuvve accounts for individual performance obligations separately if they are distinct. Nuvve applies significant judgment in identifying and accounting for ach performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Nuvve determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, Nuvve estimates the SSP using the residual approach.
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
Revenue for other service contracts is recognized over time using an input method where progress on the performance obligation is measured based on the proportion of actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The payment terms for some of the Company’s service contracts include revenue sharing arrangements whereby the Company is entitled to the right to receive a portion of the revenue generated by the customer selling energy through the GIVe platform or from carbon credits received as a result of the customer using the GIVe platform.
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
The Company occasionally enters into agreements with customers in which EV charging stations are sold at a discount in exchange for a higher percentage of revenue share from the customer selling energy through the GIVe platform or from carbon credits. Due to the long-term nature of these payment terms, certain contracts are considered to have significant financing components as it relates to the equipment. The Company estimates the effect of any significant financing component and records the revenue associated with the equipment at the estimated present value of the expected stream of payments. As payments are received, the difference between the total payment and the amortized value of the receivable is recorded to interest income using the effective yield method.
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

Principles of Consolidation

We consolidate entities based on either a variable interest model or voting interest model. As such, for entities that are determined to be VIEs, we consolidate those entities where we have both significant economics and the power to direct the activities of the entity that impact economic performance.

The consolidation guidance requires qualitative and quantitative analysis to determine whether our involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests would give us a controlling financial interest. This analysis requires judgment. These judgments include: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties’ equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5)

evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and hence would be deemed the primary beneficiary.

The creditors of the consolidated VIEs do not have recourse to us other than to the assets of the consolidated VIEs. See Note 2 for details.
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
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Expected life of options (in years)	6.0	—
Dividend yield	0%	—
Risk-free interest rate	1.02%	—
Expected volatility	60.2%	—
There were no stock options granted during the nine months ended September 30, 2020.
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
Since August 2020, Nuvve used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of ommon shares based upon an analysis of future values for Nuvve, assuming various outcomes.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2021.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed below, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which we have started remediating but have not completed the remediation as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities in the accounting department; and (ii) financial close and reporting processes lacking formal documentation of financial closing policies and procedures, that do not result in timely production of accurate financial information, and that do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters. As of September 30, 2021, we have taken a number of actions to remediate these material weaknesses, including:
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
During the three and nine months ended September 30, 2021, the Company accrued $496,666 of costs associated with the departures of former employees.
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
As a result, included on our condensed consolidated balance sheet as of September 30, 2021, contained elsewhere in this Quarterly Report, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Conducting a portion of our operations through subsidiaries and entities we may not have 100% ownership interest exposes us to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through subsidiaries and entities we may not have 100% ownership interest, such as Dreev and Levo, and we may enter into additional ventures and strategic alliances in the future. Such ventures and strategic alliances may involve risks not otherwise present for our operations, including:

•our ventures and strategic alliances may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
•we may not control the ventures and strategic alliances and/or our ventures and strategic alliances partners may hold veto rights over certain actions;
•we may experience impasses or disputes with our ventures and strategic alliances partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;
•we may not have control over the timing or amount of distributions from the ventures and strategic alliances;
•our ventures and strategic alliances partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;

•our ventures and strategic alliances partners may fail to fund capital contributions or fail to fulfil their obligations as ventures and strategic alliances partners;
•the arrangements governing our ventures and strategic alliances may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;
•we may suffer losses as a result of actions taken by our ventures and strategic alliances partners with respect to our ventures and strategic alliances;
•it may be difficult for us to exit ventures and strategic alliances if an impasse arises or if we desire to sell our interest for any reason; and
•our ventures and strategic alliances partners may exercise termination rights under the relevant agreements.

We believe an important element in the success of any venture and strategic alliance is a solid relationship between the members of that venture and strategic alliance. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a venture and strategic alliance that adversely impacts the relationship between the venture and strategic alliance members, it could adversely impact that venture and strategic alliance.

If our partners are unable or unwilling to invest in the ventures and strategic alliances in the manner that is anticipated or otherwise fail to meet their contractual obligations, the ventures and strategic alliances may be unable to adequately perform and conduct their respective operations, or may require us to provide, or make other arrangements for additional financing for the ventures and strategic alliances. Such financing may not be available on favorable terms, or at all.

The other partners in our ventures and strategic alliances may have economic or business interests or goals that are inconsistent with our interests or goals. For example, even where we control a venture and strategic alliance, the other members in our venture and strategic alliance may exercise veto rights to block actions that we believe to be in our best interests and may take action contrary to our objectives with respect to the venture and strategic alliance. Partners in our ventures and strategic alliances who provide financing may prioritize the return of their investment over maximizing the value of the enterprise.

In cases where we choose to pursue a business through a venture and strategic alliance, we cannot assure you that financing for the business would not be available on more favorable terms through other sources. Furthermore, our competitors may be able to obtain less expensive financing for similar business opportunities, which may provide them with a competitive advantage.
In addition to having an adverse effect on our results of operations and financial condition, if any of these risks come to pass, it may have a material negative impact on our brand and how it is perceived by customers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2021, in addition to the unregister sales of equity securities previously reported by us in our current reports on Form 8-K, the Company granted 359,923 shares of restricted stock to its employees under the 2020 Equity Incentive Plan. See Note 10, Stock Option Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details. The shares of restricted stock were granted pursuant to the exemption from registration provided by section 4(a)(2) of Securities Act of 1933, as amended, for transactions not involving a public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2021, pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between us and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corporation, our wholly owned subsidiary, and the owner of more than 5% of our common stock, we repurchased 600,000 shares of our common stock from EDF Renewables at a price of $10.00 per share on March 19, 2021. In addition, on March 19, 2021, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of our common stock back to us at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise), or 134,449 shares of our common stock. The sale of the shares to us pursuant to the option closed on April 26, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
Mar. 1 – Mar. 31	600,000	$10.00	600,000	—
April 1 - June 30	134,500	$14.87	134,500	—
July 1 - September 30	—	$—	—	—
Total	734,500			—

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
November 12, 2021

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer