Form 10-K
period 2021-12-31
Nuvve Holding Corp.
filed 2022-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-40296

NUVVE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			86-1617000
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2488 Historic Decatur Road,	San Diego,	California	92106
(Address of principal executive offices)			(Zip Code)

	(619)	456-5161
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒ No
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 ☒Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                        ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $13.82 on the Nasdaq Stock Market, was approximately $82,452,801.
As of March 21, 2022, 18,862,305 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s year ended December 31, 2021.

NUVVE HOLDING CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, (i) risks related to the rollout of Nuvve's business and the timing of expected business milestones; (ii) Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; (iii) Nuvve's ability to maintain effective internal controls over financial reporting, including the remediation of identified material weaknesses in internal control over financial reporting relating to segregation of duties with respect to, and access controls to, its financial record keeping system, and Nuvve's accounting staffing levels; (iv) Nuvve's current dependence on sales of charging stations for most of its revenues; (v) any impact of the analysis of the accounting and reporting of warrants related to the extension of filing the Form 10-Q for the first quarter; (vi) overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; (vii) potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; (viii) the effects of competition on Nuvve's future business; (ix) risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; (x) the risk that we conduct a portion of our operations through a joint venture exposes us to risks and uncertainties, many of which are outside of our control; (xi) that our joint venture with Levo Mobility LLC may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds; (xii) changes in applicable laws or regulations; (xiii) the COVID-19 pandemic and its effect directly on Nuvve and the economy generally; (xiv) risks related to disruption of management time from ongoing business operations due to our joint ventures; (xv) risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; (xvi) the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; and (xvii) risks related to the benefits expected from the $1.2 trillion dollar infrastructure bill passed by the U.S. House of Representatives (H.R. 3684), as well as other risks described in this Annual Report on Form 10-K and other factors described from time to time in our filings with the SEC.

Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.
ii

Part I
Item 1.    Business
Unless the context otherwise requires, references in this section to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Corporation and its subsidiaries for periods prior to the Business Combination ( as described under "Corporate Information" below) and Nuvve Holding Corp. and its subsidiaries, including Nuvve Corporation, for periods after the Business Combination.

Nuvve is leading the electrification of the planet, beginning with transportation. Founded on the need to store and optimize renewable energy sources, we believe that electrification will unlock the benefits of clean energy and the profound impact it will have on our society and the planet.

Nuvve has introduced a new model for electrification through our intelligent energy platform. Nuvve offers deep expertise and technical solutions that make electric vehicles more sophisticated, efficient, and cost-effective. Combining the world’s most advanced vehicle-to-grid (V2G) technology and our ecosystem of partners, Nuvve dynamically manages power among EV batteries and the grid. Together, these networked batteries serve as expanded capacity to supplement shifting energy needs and contribute to a more resilient grid. When the world’s batteries are intelligently connected, everyone has an opportunity to share in the benefits of an electrified world. Nuvve is delivering new value to owners, accelerating the adoption of EVs and the world’s transition to clean energy.
Since its founding in 2010, Nuvve has been responsible for successful V2G projects on five continents and is deploying commercial services worldwide.

El Cajon, CA
Bornholm, Denmark
Oxford, UK
Durango, CO
Bornholm, Denmark
NUVVE.COM
Pekin, IL

12
Concord, CA
Copenhagen, Denmark
Azores, Portugal
San Diego, CA
Frederiksberg, Denmark
White Plains, NY

V2G AROUND THE WORLD

©2022 Nuvve Holding Corp. All rights reserved. Confidential and proprietary.

9

Overview of Nuvve’s Technology

The Nuvve platform dynamically manages power to and from EVs and the grid at scale. Our intelligent vehicle-to-grid (V2G) technology allows owners to efficiently meet the energy demands of individual vehicles and entire fleets. With Nuvve, the grid becomes more resilient through the benefits of greater networked battery capacity.

Nuvve’s Grid Integrated Vehicle (GIVe) software platform enables it to aggregate multiple EV batteries into a virtual power plant (VPP) to provide bidirectional services to the electrical grid in a qualified and secure manner. VPPs can generate revenue by selling excess power to utility companies, utilizing the stored power to perform grid services, or reduce building energy peak consumption. Nuvve is capable of providing many levels of vehicle-grid integration (VGI) and V2G services such as time of use optimization (“TOU”), demand response, demand charge management and wholesale energy market participation, thereby providing revenues from grid services as well as utility bill savings behind the meter.

Nuvve’s longest running commercial operation is in Denmark, where it has provided V2G services for more than five years with daily bidding on energy markets. Specifically, this operation aggregates a coalition of EV batteries to provide a primary frequency containment reserve (“FCR”) service to the local transmission system operator. The frequency of the current transmitted on an electrical grid is affected by the demand placed on the grid. By acting as a reserve to store or release energy into the grid in order to offset variations in demand, the FCR service provided by Nuvve’s GIVe platform assists the local system operator in the critical task of frequency regulation.

Over the five-plus years of this deployment, Nuvve accumulated many hours of valuable learning on fleet operation and energy market behavior. This Denmark-based fleet is driven primarily during the day and is parked at night and on weekends, allowing it on average about 17 hours of available market participation per day. While FCR values in Denmark fluctuate year over year, Nuvve has been able to generate approximately US$2,000 per car per year in market revenue on average.
The V2G services revenue gives Nuvve’s customers a lower total cost of EVs ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. This Denmark deployment showcases Nuvve’s ability to adapt its V2G software to match requirements for market participation and interconnection to the grid — vehicles in this commercial V2G operation are each connected to 10kW bidirectional DC chargers that are controlled by Nuvve’s V2G GIVe platform. As each vehicle is plugged in, Nuvve’s software automatically takes control of each vehicle’s charging and discharging. Nuvve aggregates multiple EVs into a VPP. The total available capacity from a coalition of aggregated EVs is bid onto the frequency-controlled reserve market. It is the design of Nuvve’s V2G platform that enables it to aggregate EVs into a VPP to provide services to the grid bidirectionally. This design incorporates (1) aggregation capabilities for available vehicles, charging stations and stationary batteries; (2) the ability to receive signals from and thereby know the needs of the grid at generation, transmission, distribution and behind-the-meter regions; and (3) real-time optimization that matches available coalition capacity onto grid needs on a second-by-second basis, all while ensuring the desired EV battery charge level at drive time.

NUVVE PLATFORM: HOW IT WORKS

Forecast

- **Vehicle-based**
  - Availability
  - Power capacity
  - Historical usage

Bid

- **Market-based**
  - Historical trends
  - Projected value
  - Volatility

Dispatch

- Compatible w/ all standards
- Control infrastructure directly or via APIs

Report

- Performance and financial results to stakeholders (utilities, fleet owners, drivers)

AI integration in development

Nuvve GIVe aggregator

Nuvve's platform simultaneously meets the needs of drivers, batteries, and the grid on a second-by-second basis

Electric vehicles are inherently unreliable grid resources because their primary transportation function can cause them to be plugged in or unplugged at any time with varying states of charge. Nuvve’s platform transforms these unreliable resources into reliable, dispatchable and monetizable assets; this helps stabilize the grid, enables increased renewables penetration, reduces the total cost of EV ownership and encourages EV adoption. From the user perspective, the V2G operation is seamless as Nuvve’s V2G platform reduces the cost of ownership and ensures EVs are sufficiently charged to meet their primary transportation functions. Vehicle operators can use Nuvve’s fleet management app and set driving needs for any given day to fulfill their driving duties.

Market Opportunity and the Nuvve Solution

The EV industry has grown rapidly since Nuvve was founded in 2010. According to the Bloomberg New Energy Finance (BNEF) Vehicle-to-Grid: Big Opportunities, Big Challenges (March 2021), by 2040, there will be 500 million EVs on the road by 2040. In addition, countries around the world are expected to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles, which account for approximately 45% of global CO2 emissions (source: ourworldindata.org).

As EV adoption grows, the associated charging infrastructure needed to support EVs has also seen a growth trend over the last few years. According to an April 2021 report from Schroders, the number of public charging points has grown from just over 600,000 at the end of 2018 to reach over 1.3 million by the end of 2020. The same report projects the annual run-rate of investment in charging points will be $80 billion over the next 20 years.

Additional factors propelling this shift to electrification include proposed fossil fuel bans or restrictions, transit electrification mandates, utility incentive programs and declining battery costs.

However, as EV adoption grows, demand for electricity as a transportation fuel may lead to congestion and overloading on transmission and local distribution grids. A significant investment is predicted to be needed to upgrade the electric grid to support this influx.

POTENTIAL ADDED INVESTMENT NEEDED TO SUPPORT ELECTRIC GRID

USDbn
500
450
400
350
300
250
200
150
100
50
0
2020
2030
2040
Charging point hardware
Grid reinforcement
Additional peaking power

Source: BNEF, ICCT, Schroders, June 2021. 602431

Simultaneously, higher penetration of renewable energy sources (such as solar and wind generation) inherently increases grid volatility. Nuvve believes that this combination of factors further drives the need for intelligent VGI and V2G capabilities to effectively regulate grid voltage and frequency on a real time basis and address other common challenges such as massive morning and afternoon grid ramping.

With V2G services capturing available grid value streams such as frequency regulation, adaptive power, smart charging, smart charging/discharging, and peak-shaving services as part of the solution, the EV fleet owner/operator can symbiotically assist in improving and assuring grid stabilization while earning revenues. These revenues can be shared with the ratepayer to save in transportation energy costs and thereby effectively lower the cost of EV ownership. V2G services can also help mitigate intermittency issues associated with renewables by (1) continuously injecting or absorbing energy to and from the grid every few seconds to help to regulate frequency; and (2) be orderly and intelligently dispatched over a larger time period to mitigate the enormous needs for capacity ramping. Perhaps most importantly, EVs represent one of the most appropriate solutions to act as dispatchable distributed energy resources during renewable-rich mid-day periods by absorbing excess energy which might otherwise be curtailed or create transmission network congestion problems.

Nuvve understands that the widespread adoption of electric mobility and renewable generation resources like solar and wind will require that EVs be utilized as bidirectional distributed energy resources to help stabilize the grid and be compensated for providing valuable grid services. Further, Nuvve believes that commercial fleet EVs represent the best initial addressable market for V2G because for commercial fleets, the shift from internal combustion vehicles to EV can bring numerous advantages:

1.Lower “fuel” costs and more sustainable, efficient and convenient infrastructure.
2.Lower maintenance costs for EVs compared to internal combustion engine vehicles.
3.Reduced maintenance downtime for EVs compared to internal combustion engine vehicles.
4.EV charging does not present all of the same environmental risks of liquid refueling, as it does not involve the storage and release of hydrocarbons at the refueling site.
5.The specific use cases for EVs by fleet operators, which often involve multiple shorter trips, can alleviate the range anxiety that has been a limiting factor in EV adoption to date.

Additionally, Nuvve believes that commercial fleet EVs are the best initial target market for V2G because the additional revenue potential would offset the higher up-front cost of EVs and further lower the total cost of ownership compared to traditional gasoline and diesel internal combustion engine vehicles.

Nuvve also believes that significant value can be derived from aggregating EVs into a VPP to provide grid services that can be monetized in the energy and power capacity markets. Nuvve’s GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., coalitions of aggregated EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services offered by conventional generation sources (i.e., coal and natural gas plants). Nuvve’s current addressable energy and capacity markets for targeted grid services (frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage) are estimated to be of considerable value — each ranging from $3 billion to $250 billion per year.

Since 2010, Nuvve has been optimizing its energy software as a service (SaaS) model into a product that is adaptable (evolving with energy markets worldwide), adjustable (micro-service based to enable quick iteration) and scalable (compatible with widely adopted standards for EVs and charging stations). The result is a flexible, recurring revenue model where fleet customers can share in the value generated from their vehicles by Nuvve’s GIVe software platform. Today, Nuvve continues to advance its software platform’s ability to conduct forecasting, bidding, dispatching and reporting functionalities — so that the needs of the driver, the grid and the EV battery are continually met.

Nuvve’s Strategy
Nuvve’s strategy incorporates a diversified set of segments, geographies and partners, including light duty fleets, heavy duty fleets, automotive OEMs, charge point operators, and strategic partnerships located in Europe, Asia (including Japan) and North America.
•Light duty fleet customers are typically organizations that operate vehicle fleets for delivery and logistics, as shared transit for sales, service and other functions requiring a motorpool and for ridesharing services. Nuvve believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership favors electrification. Nuvve’s GIVe software platform can help them lower operating costs and achieve sustainability goals. Nuvve offers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low or free energy costs. The light duty fleet segment is accessed via direct sales force and world-wide channel partners.
•Heavy duty fleet customers are typically organizations that operate vehicle fleets in the school bus, shuttle bus, delivery truck, refuse truck, and transit bus segments. Nuvve believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership favors electrification. Nuvve’s GIVe software platform can help them lower operating costs and achieve sustainability goals. Nuvve offers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low or free energy costs. The heavy duty fleet segment is accessed via direct sales force and world-wide channel partners.
•Automotive OEM customers are typically organizations that develop and manufacture electric vehicles targeted for sale to their customers. Nuvve believes automotive OEM customers recognize that Nuvve’s GIVe software platform can help their customers lower operating costs and achieve sustainability goals, thereby helping to increase electric vehicle sales. Nuvve integrates its technology into the automotive OEM’s EV platforms in order make their vehicles compatible with the GIVe software platform. The automotive OEM segment is accessed via world-wide channel partners.
•Charge point operator customers are typically organizations that own, operate and provide EV charging equipment and networked EV charging services. Nuvve believes charge point operator customers recognize that Nuvve’s GIVe software platform can help their customers lower operating costs and achieve sustainability goals, thereby helping to increase the relative attractiveness of their charging network within this highly competitive segment. Nuvve integrates its technology into charge point operator platforms in order to make their charging station network compatible with the GIVe software platform. The charge point operator segment is accessed via world-wide channel partners.
•Strategic partnerships are typically joint ventures formed with strategic partners to help commercialize Nuvve’s technology and services within a given territory. Nuvve believes strategic partnerships are an important way to accelerate the adoption of its GIVe software platform world-wide. One such strategic partnership is Dreev, a business venture formed in 2019 between Nuvve (who provided its technology and know-how) and its strategic partner EDF (who provided capital and a subsidiary partner ecosystem) to address the territory within France, United Kingdom, Belgium, Italy and Germany. Nuvve agreed to assign to Dreev its rights to the V2G technology in these territories. Nuvve presently holds a 13% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. While Nuvve anticipates that it will maintain or increase its stake in the business venture, there can be no assurance that it will be able to do so.
Nuvve currently views the North American school bus segment to be one of its highest priorities world-wide. Nuvve anticipates the electrification of school buses to experience significant growth in the next 2 to 5 years, as there are over 600,000 school buses on the road today in the US and Canada. Approximately 95% of them are diesel with an average age of over 11 years. Leading school bus OEMs are thereby ramping up their electric bus production capacity in response to an increasing interest from school districts and fleet operators across the US and Canada. The electric school bus segment thereby represents a key growth opportunity for Nuvve to sell V2G capable charging stations and establish long-term recurring revenue streams from grid services. Following announcements during 2020 with leading OEMs in the North American electric school bus segment,
Nuvve has formed Levo Mobility LLC ("Levo"), a Delaware limited liability company with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership to further develop its offerings to bring turnkey V2G solutions with finance packages to customers, including equipment financing, V2G services, infrastructure and maintenance operations. Levo is a consolidated entity of Nuvve.
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

Nuvve also operates a small number of company-owned charging stations serving as demonstration projects funded by government grants. In previous years, a substantial portion of Nuvve’s revenues have been derived from these grant funded projects and Nuvve expects growth in company-owned stations and the related government grant funding to continue, Nuvve anticipates that such projects will constitute a declining percentage of its business as its commercial operations expand.
Nuvve expects to generate revenue primarily from the provision of services to the grid via its GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, Nuvve also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, Nuvve may generate non-recurring engineering services revenue derived from the integration of its technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, Nuvve may share the recurring grid services revenue with the customer. Presently, grid services revenue comprises a small portion ov Nuvve's revenue, but Nuvve expects this portion to grow.
By employing a capital-light business model, Nuvve is able to strategically allocate its capital into research and development, marketing and sales and public policy. Nuvve continues to invest in expanding its GIVe software platform and V2G service capabilities and in the other areas described below, as well as in the service and maintenance of its company-owned stations and those stations with service and maintenance plans.
•The development and advancement of Nuvve’s GIVe software platform’s capabilities is critical to fulfilling Nuvve’s product vision for a platform that is adaptable, adjustable and scalable.
•Nuvve believes it is important to continue developing its global sales channels and grow its direct sales capabilities in order to support customer acquisition. This includes expanding its network of global partners who sell, install and maintain Nuvve’s solutions. Nuvve has and will continue to focus on category awareness and consistent branding.
•Nuvve continues to invest in its long-running efforts in policy and utility relationships. Nuvve advocates for policies that advance electric mobility and ensure a healthy industry with a focus on reduction in the barriers to bi-directional/V2G-capable infrastructure deployment, including interconnection processes and advocating for EVs and charging stations to be considered as distributed energy resources able to participate in wholesale energy markets.
Today, Nuvve believes it is the “first-mover” in the V2G space with clear competitive advantages, as described in “Competition” below.
Nuvve expects significant market opportunities for its V2G solutions as fleet EVs begin to arrive in more meaningful volume in coming years. Nuvve believes that its patent portfolio and significant experience in successfully deploying V2G technology and services presents a significant advantage.
Nuvve’s growth strategies for scaling its V2G technology and services are as follows:
•Accelerate new services and product offerings. Nuvve intends to maintain its first-mover advantage via continued efficient investment in engineering and product development.
•Invest in marketing and sales. Nuvve intends to continue attracting new customers and pursue a “portfolio effect” model which enables both V2G and uni-directional (V1G) assets to be efficiently combined in order to boost overall value.
•Pursue strategic acquisitions. Nuvve will explore potential high-quality acquisition opportunities.

Government Regulation and Incentives
State, regional and local regulations for installation of EV charging stations and the provision of grid services vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications, as examples. Compliance with such regulations may cause installation delays.
Public Utility Commissions
To operate Nuvve’s systems, Nuvve or its customer obtains interconnection permission from the applicable local primary electric utility. Depending on local law requirements, permission is provided by the local utility directly to Nuvve and/or its customers. In some cases, permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over metering policies. However, in other cases, regulatory approvals from the local public utility commission or other regulatory body are required.
NEMA
The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data. All charging station products used or sold by Nuvve comply with the NEMA standards that are applicable to such products.
Waste Handling and Disposal
Nuvve is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environmental and to seek to recover from the responsible classes of persons the costs they incur. Nuvve may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
Nuvve may also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of products used or sold by Nuvve are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, Nuvve may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or Nuvve’s ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect Nuvve’s operating expenses.
Similar laws exist in other jurisdictions where Nuvve operates. Additionally, in the European Union (“EU”), Nuvve is subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive. The WEEE Directive provides for the creation of collection scheme where consumers return WEEE to merchants, such as Nuvve. If Nuvve fails to properly manage such WEEE, it may be subject to fines, sanctions, or other actions that may adversely affect Nuvve’s financial operations.
OSHA
Nuvve is subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to Nuvve’s operations. Nuvve complies with OSHA regulations.
CAFE Standards
The regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. Although Nuvve is not a car manufacturer and is thus not directly subject to the CAFE standards, Nuvve believes such standards may have a material effect on its business. The Energy Independence and Security Act of 2007 raised the fuel economy standards of America’s cars, light trucks, and sport utility vehicles to a combined average of at least 35 miles per gallon (“mpg”) by 2020 — a 10 mpg increase over 2007 levels — and required standards to be met at maximum feasible levels through 2030. Building on the success of the first phase of the National Program, the second phase of fuel economy and global warming pollution standards for light duty vehicles covers model years 2017 – 2025. These standards were finalized by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) in August 2012. These standards would have required a reduction in average carbon dioxide emissions of new passenger cars and light trucks to 163 grams per mile (g/mi) in model year 2025. Manufacturers may choose to comply with these standards by manufacturing more EVs which would mean that more charging stations of the type Nuvve uses and sells will be needed.
However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule (the “SAFE Rule”), which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the United States government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreased, this may result in less demand for EVs and, in turn, less demand for Nuvve’s V2G technology and services.

Research and Development
Nuvve has invested a significant amount of time and expense into research and development of its GIVe software platform and V2G technology and services. Nuvve’s ability to maintain its leadership position depends in part on its ongoing research and development activities. Nuvve’s engineering team is responsible for the design, development, manufacturing and testing of its V2G technology and services. Nuvve focuses its efforts on developing its V2G technology and services to expand the capabilities of Nuvve’s software platform and V2G services.
Nuvve’s research and development is principally conducted at its headquarters in San Diego, California. As of December 31, 2021, Nuvve had 17 full-time employees and 3 contract workers engaged in its research and development activities.
Intellectual Property
Nuvve relies on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect its proprietary rights. Nuvve’s success depends in part upon its ability to obtain and maintain proprietary protection for Nuvve’s products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing Nuvve’s proprietary rights.
As of December 31, 2021, Nuvve had four United States patents issued, two United States pending non-provisional patent applications and no United States pending provisional patent applications. Additionally, Nuvve had nine issued foreign patents (in Europe, India, Japan, China and Korea) and three foreign patent applications currently pending in various foreign jurisdictions. In addition, as of December 31, 2021, there was one pending Patent Cooperation Treaty application. These patents relate to various bi-directional (V2G) and uni-directional (V1G) EV charging functionalities, aggregation and grid services.
Nuvve owns these patents, including the four issued United States patents, which were acquired from the University of Delaware pursuant to an IP acquisition agreement, dated November 7, 2017. Under the agreement, Nuvve agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets. The IP acquisition agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to Nuvve. If the University of Delaware terminates the agreement upon a material breach by Nuvve of certain limited provisions of the IP assignment agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, Nuvve will be required to assign the patents back to the university. The patents acquired from the University of Delaware, which cover the technology underlying Nuvve’s GIVe platform, as well as its implementation inside the charging stations and the EVs, are a key part of Nuvve’s patent portfolio and are critical to the operation of its business and its competitive position.
The following is an abstract of each of the four issued United States Patents:

Patent	Primary Claims
US No. 8,116,915	A method and apparatus for managing system energy flow. The apparatus includes an energy storage unit to store energy to be used by a system and a power conversion unit configured to be coupled between the energy storage unit and a utility grid. The apparatus also includes a controller to selectively control the power conversion unit to transfer energy between the utility grid and the energy storage unit based at least in part on an anticipated use of the system.

US No. 8,509,976	Methods, systems, and apparatus for interfacing an electric vehicle with an electric power grid. An exemplary apparatus may include a station communication port for interfacing with electric vehicle station equipment (“EVSE”), a vehicle communication port for interfacing with a vehicle management system (“VMS”), and a processor coupled to the station communication port and the vehicle communication port to establish communication with the EVSE via the station communication port, receive EVSE attributes from the EVSE, and issue commands to the VMS to manage power flow between the electric vehicle and the EVSE based on the EVSE attributes. An electric vehicle may interface with the grid by establishing communication with the EVSE, receiving the EVSE attributes, and managing power flow between the EVE and the grid based on the EVSE attributes.

US No. 9,043,038	Methods, systems, and apparatus for aggregating electric power flow between an electric grid and electric vehicles. An apparatus for aggregating power flow may include a memory and a processor coupled to the memory to receive electric vehicle equipment (“EVE”) attributes from a plurality of EVEs, aggregate EVE attributes, predict total available capacity based on the EVE attributes, and dispatch at least a portion of the total available capacity to the grid. Power flow may be aggregated by receiving EVE operational parameters from each EVE, aggregating the received EVE operational parameters, predicting total available capacity based on the aggregated EVE operational parameters, and dispatching at least a portion of the total available capacity to the grid.

US No. 9,754,300	Methods, systems, and apparatus transferring power between the grid and an electric vehicle. The apparatus may include at least one vehicle communication port for interfacing with EVE and a processor coupled to the at least one vehicle communication port to establish communication with the EVE, receive EVE attributes from the EVE, and transmit EVSE attributes to the EVE. Power may be transferred between the grid and the electric vehicle by maintaining EVSE attributes, establishing communication with the EVE, and transmitting the EVSE maintained attributes to the EVE.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent. The average remaining life of our patents was approximately 10.9 years as of December 31, 2021.
Nuvve intends to continue to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that Nuvve believes provide a meaningful competitive advantage. However, because patent filings can be time-consuming and expensive, Nuvve’s ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in Nuvve’s intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if Nuvve is unable to pay, may result in loss of its patent rights. If Nuvve is unable to do so, its ability to protect its intellectual property or prevent others from infringing its proprietary rights may be impaired.

Sales
Nuvve currently maintains an in-house field sales force that maintains business relationships with customers and develops new sales opportunities through lead generation and marketing. Nuvve can also sell EV charging hardware and V2G software services through reseller partners, which then sell these products and services to their customers.
Marketing is performed by our in-house staff. To promote and sell our services to customers, we also utilize marketing and communication channels including press releases, email marketing, website (www.nuvve.com), and social media. The information on our websites is not, and will not be deemed, a part of this prospectus or incorporated into any other filings we make with the SEC.
Nuvve anticipates continuing to expand revenues by selling EV charging equipment to current as well as new customers, which include school bus operators, school districts, universities, stadiums, infrastructure investors via special purpose vehicles, municipal locations, and other fleet operators. In addition to transportation hubs and workplace locations, Nuvve anticipates expanding sales channels to wholesale distributors, utilities, and automotive OEMs.
Nuvve’s revenues have and will be primarily derived from the sale of V2G-capable charging stations and recurring revenues from grid services provided by the GIVe software platform, as more fully described in “Nuvve’s Strategy” above. Historically, a significant portion of its revenue has been derived from government grant funded projects to demonstrate Nuvve’s V2G technology and services.
Customers
For the years ended December 31, 2021 and 2020, Nuvve had customers whose revenue individually represented 10% or more of its total revenue. For the years ended December 31, 2021 and 2020, one customer accounted for 12.4%, and four customers in aggregate accounted for 62.3% of Nuvve's total revenue, respectively.

During the years ended December 31, 2021 and 2020, Nuvve's top five customers accounted for approximately 44.0% and 70.8%, respectively, of its total revenue.
Nuvve’s customer concentration has historically varied based on the receipt of large orders, a trend that Nuvve expects to continue in the near term.
Manufacturing and Suppliers
Nuvve does not manufacture electric vehicle charging stations. The company integrates its technology into V2G-capable charging stations made by dedicated manufacturing partners located throughout the world. However, Nuvve's principal supplier of bidirectional DC Chargers is Rhombus Energy Solutions, and identifying a suitable alternative supplier could be an extensive process.
Nuvve has not experienced any direct disruptions in its supply chain as a result of the COVID-19 pandemic. However, certain of its charging station manufacturing partners experienced longer lead times in the acquisition of critical components, leading to delays in completing certain integration projects.
Competition
Nuvve provides a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid. While Nuvve believes its GIVe platform is the most advanced V2G platform on the market, as Management believes that it is the only one qualified by multiple grid system operators around the world to provide grid services, it operates within the highly competitive EV charging equipment and service market. Nuvve primarily competes with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Shell-NewMotion, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, Fermata, and Greenlots. Nuvve expects this market to become increasingly competitive as new entrants enter the growing market. Nuvve’s products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Nuvve’s V2G platform and the revenue it generates allows Nuvve to provide its customers with a lower total cost of EV ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. Nuvve believe its competitors have historically struggled with gaining the technology and know-how necessary to establish a functional V2G software platform capable of aggregating EVs into a VPP and providing services to the grid bidirectionally, although they could build this capability in the future. While Tesla does offer EV charging services, these do not include V2G and Nuvve does not believe Tesla vehicles are capable of bi-directional power flow. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations. Because its competitors’ platforms are less advanced in providing V2G services, Nuvve believes it faces limited direct competition.
Nuvve believes it has competitive advantages over its competitors, such as its intellectual property portfolio (Nuvve owns key patents for V2G); qualification by transmission system operators (Nuvve is already qualified by multiple operators, making it easier for it to expand into other areas); experience (over a decade of experience of market participation and stakeholder interaction); and data ownership (Nuvve has accumulated vast amounts of data, which is the key for rapid and future developments). However, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than Nuvve does. We may be unable to compete effectively against our competitors, either because they have greater resources or name recognition than we do, because their products and services are superior or more cost efficient than ours, or because they make technical advances to which we are unable to respond.
Employees
As of December 31, 2021, we had 61 regular full-time employees, 17 of whom were engaged in research and development activities, and 4 contract workers, 3 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believed it maintains good relations with its employees.
Corporate History
Nuvve is a Delaware corporation. Our principal executive offices are located at 2488 Historic Decatur Rd., Suite 200, San Diego, California, and our telephone number is (619) 456-5161.
We were formed on November 10, 2020 under the name “NB Merger Corp.” as a wholly-owned subsidiary of Newborn Acquisition Corp. (“Newborn”) for the purpose of effecting a business combination (the “Business Combination”) with Newborn and Nuvve Corporation (“Nuvve Corp.”). On March 19, 2021, we consummated the Business Combination in accordance with the terms of that certain Merger Agreement, dated as of November 11, 2020 and amended as of February 20, 2021, between us, Newborn, Nuvve Corp., Nuvve Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), and Ted Smith, an individual, as the representative of the stockholders of Nuvve Corp. (the “Merger Agreement”). Prior to the Business Combination, Newborn was a publicly traded special purpose acquisition corporation, we were a wholly owned subsidiary of Newborn, and Nuvve Corp. was a private operating company. On the closing date of the Business Combination, pursuant to the Merger Agreement, (i) Newborn reincorporated to Delaware through the merger of Newborn with and into our company, with our company surviving as the publicly traded entity (the “Reincorporation Merger”), and (ii) immediately after the Reincorporation Merger, we acquired Nuvve through the merger of Merger Sub with and into Nuvve Corp., with Nuvve Corp. surviving as the wholly-owned subsidiary of ours (the “Acquisition Merger”). As a result, we became a publicly traded holding company with Nuvve Corp. as our operating subsidiary. In connection with the closing of the Business Combination, we changed our name to “Nuvve Holding Corp.”
Nuvve Corp. was incorporated in Delaware on October 15, 2010 under the name “Nuvve Corporation.” Nuvve was formed for the purpose of providing, directly and through business ventures with its partners, its V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid and provide other grid services. Newborn was incorporated in the Cayman Islands on April 12, 2019 under the name “Newborn Acquisition Corp.” Newborn was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.
Available Information

Our website address is http://www.nuvve.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. Our corporate governance documents, including our code of ethics, are also available on our website. To access these filings, go to the “Investor Resources” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

Item 1A.    Risk Factors
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this prospectus or any prospectus supplement are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Unless the context otherwise requires, references in this section to “Nuvve” are to Nuvve Corporation and its subsidiaries for periods prior to the Business Combination and Nuvve Holding Corp. and its subsidiaries, including Nuvve Corporation, for periods after the Business Combination.
Risk Factor Summary
Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC.

Business

•the fact that we conduct a portion of our operations through subsidiaries and entities in which we may not have 100% ownership interest exposes us to risks and uncertainties;
•our early stage of development, our history of net losses, and our expectation for losses to continue in the future;
•our ability to manage growth effectively;
•our reliance on charging station manufacturing and other partners;
•existing and future competition in the EV charging market;
•pandemics and health crises, including the COVID-19 pandemic;
•our ability to increase sales of its products and services, especially to fleet operators,
•our participation in the energy markets;
•the interconnection of our GIVe™️ platform to the electrical grid;
•significant payments under the agreement pursuant which we acquired certain of our key patents;
•our international operations, including related tax, compliance, market and other risks;
•our ability to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel;
•inexperience of our management in operating a public company;
•acquisitions by us of other businesses;

EV Market

•the improvement of technologies that affect the demand for EVs;
•changes to fuel economy standards;
•the rate of adoption of EVs;
•the availability of rebates, tax credits and other financial incentives;
•the rate of technological change in the industry;
•the accuracy of market opportunity and market growth forecasts;

Technology, Intellectual Property and Infrastructure

•our ability to protect its intellectual property rights;
•our ability to obtain patents;
•the possibility we will become subject to infringement claims;
•our investment in research and development;
•the existence of undetected defects, errors or bugs in its hardware or software;
•interruptions, delays in service or inability to increase capacity at third-party data center facilities;
•the occurrence of computer malware, viruses, ransomware, hacking or phishing attacks or similar disruptions;

Customers

•the renewal of customer service contracts;

•our ability to offer high-quality support to customers;
•our reliance on a limited number of customers;
•our ability to expand our sales and marketing capabilities;
•our ability to leverage customer data in our research and development operations;

Financial, Tax and Accounting Matters

•the fact that certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;
•our ability to raise additional funds when needed;
•the effective allocation of our cash and cash equivalents;
•fluctuations in our quarterly operating results;
•the effect of U.S. tax laws and regulations generally, and changes to such laws and regulations;
•the effect of any changes in U.S. GAAP;
•the expense and administrative burden of being a public company;
•our ability to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act;
•the existence of identified material weaknesses in our internal control over financial reporting;

Legal and Regulatory Matters

•electric utility statutes and regulations and changes to such statutes or regulations;
•privacy concerns and laws;
•anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”);
•laws relating to employment;
•existing and future environmental, health and safety laws and regulations;

Ownership of Our Securities

•concentration of ownership among our officers, directors and their affiliates;
•future sales of a substantial number of shares of our Common Stock in the public market;
•our ability to issue common and preferred stock without further stockholder approval;
•the absence of cash dividends in the future;
•our warrants may expire worthless;
•volatility in the trading price of our securities;
•analyst coverage of our securities;
•anti-takeover provisions in our governing documents; and
•the exclusive forum selection clause in our governing documents.

Risks Related to Nuvve’s Business
Conducting a portion of our operations through subsidiaries and entities in which we may not have 100% ownership interest exposes us to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through subsidiaries and entities in which we may not have 100% ownership interest, such as Dreev and Levo, and we may enter into additional ventures and strategic alliances in the future. Such ventures and strategic alliances may involve risks not otherwise present for our operations, including:

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
Nuvve is an early stage company with a history of net losses, and it expects losses to continue in the future. If it does not achieve and sustain profitability, its financial condition could suffer.
As a relatively new business, Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from the sales of its technology and services or conduct sales and marketing activities necessary for successful commercialization of its GIVe platform. Consequently, any assessment you make about Nuvve’s current business or future success or viability may not be as accurate as they could be if Nuvve had a longer operating history and had been able to reduce some of the uncertainties set forth elsewhere in this annual report. Further, Nuvve’s limited financial track record, without sufficient revenue yet from Nuvve’s expected future principal business, may be of limited reference value for your assessment of Nuvve’s business. For example, although to date a substantial portion of Nuvve’s revenues have been derived from grant-funded projects, Nuvve expects to rely primarily on revenue from commercial projects in the future.
Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $27.2 million and $4.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, Nuvve had an accumulated deficit of approximately $47.4 million. Further, Nuvve expects to incur significant costs in the future, in particular research and development and commercialization costs related to its GIVe platform. As Nuvve operates in the highly competitive EV charging equipment and service market based in part on the quality of technology, Nuvve is under pressure to incur research and development and other expenses with a potential negative impact on Nuvve’s short-term profitability. Historically, Nuvve has been able to raise funds primarily through issuances of equity and convertible notes to support its business operations, although there can be no assurance Nuvve will be successful in raising funds in the future, on satisfactory terms or at all.
If Nuvve’s revenue grows slower than it anticipates, or if Nuvve’s operating expenses are higher than it expects, Nuvve may not be able to achieve profitability and its financial condition could suffer. Nuvve can give no assurance that it will ever achieve profitable operations. Nuvve’s technology products and services may fail to realize their sales potential as expected due to competition, insufficient market demand, product defects, or any other reason. Therefore, even after Nuvve starts to generate revenue from the sales of its technology products and services in the future, Nuvve may still not be profitable for an extended period of time or may not become profitable as expected, or at all. Even if Nuvve achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. Whether Nuvve can achieve cash flow levels sufficient to support its operations cannot be accurately predicted. Unless such cash flow levels are achieved, Nuvve may need to borrow additional funds or sell its debt or equity securities, or some combination of both, to provide funding for its operations. Such additional funding may not be available on commercially reasonable terms, or at all.
Nuvve expects to invest in growth for the foreseeable future. If Nuvve fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
The growth and expansion of Nuvve’s business will place a significant strain on management, operations, financial infrastructure and corporate culture. Nuvve expects its future expansion to include research and development efforts and broader deployment of its platform; hiring and training new personnel; establishing or expanding design, production, sales and service facilities; expanding into additional international markets; and implementing and enhancing administrative infrastructure, systems and processes.
Nuvve may need to expend significant time and expense on research and development and on training any newly hired employees. Research and development is inherently uncertain, and Nuvve’s efforts may not lead to commercially viable products and services in the short-term or at all. Accordingly, Nuvve may receive no return on its research and development investment. Competition for individuals with experience in relevant technology areas is intense, and Nuvve may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. In addition, Nuvve’s information technology systems and its internal control over financial reporting and procedures may not be adequate to support its future operations. To manage growth in operations and personnel, Nuvve will need to continue to improve its operational, financial and management controls and reporting systems and procedures.
Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect its business performance and operating results.
Nuvve relies on charging station manufacturing and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on Nuvve’s business.
If Nuvve experiences a significant increase in demand for its charging stations and services, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires Nuvve to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers, or an interruption in their production, could have an adverse effect on Nuvve’s business, financial condition and operating results.

Moreover, the bi-directional EV charging station market as a whole is relatively new and charging station manufacturers are even more limited and requirements are evolving. Though Nuvve works with multiple vendors, it is likely that at the time a new product is launched and new requirements are rolled out, Nuvve may rely on a single vendor. Certifications might also be delayed, as tests are not always available at the time of commercial launch. Certain of these requirements might at times apply to technology inside the vehicles, in which case such risks could also be pushed on the vehicle original equipment manufacturers (“OEMs”). For instance, Nuvve has a single primary supplier of bidirectional DC Charges. To the extent Nuvve relies on a single supplier, the risks to Nuvve would be intensified.
Nuvve currently faces competition from a number of companies, and expects to face significant competition in the future as the market for EV charging develops.
The EV charging market as a whole is relatively new and competition is still developing. Nuvve primarily competes with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Shell-NewMotion, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, Fermata and Greenlots. Nuvve expects this market to become increasingly competitive as new entrants enter the growing market. Nuvve’s products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Nuvve’s V2G platform, and the revenue it generates, allows Nuvve to provide its customers with a lower total cost of electric vehicle ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. Because its competitors’ platforms are less advanced in providing V2G services, Nuvve believes it faces limited direct competition. However, Nuvve’s competitors are developing sales relationships with the same fleet managers, and especially new electric fleet managers, as Nuvve. Despite Nuvve’s belief in its technological and price advantages, fleet managers are often less familiar with EVs and the variety of charging solutions available now and in the future, and as a result decisions by fleet managers may be delayed or they may choose the services of one of Nuvve’s competitors even in cases where Nuvve’s offering is superior.
In addition, large early stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. While Nuvve has established a business venture with Électricité de France (“EDF”), the business venture will require investment of time and funds in order to support the growth within the European countries it is targeting. The business venture may not be successful in penetrating this market, as a result of a failure by Nuvve’s partner to prioritize the project or as a result of competition by other competitors in the European market. In such event, Nuvve may not receive a return of its investment, which could have an adverse effect on its financial condition.
Further, Nuvve’s current or potential competitors may have, or msy be acquired by third parties who have, greater available resources than Nuvve does. As a result, competitors may be able to respond more quickly and effectively than Nuvve to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put Nuvve at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of Nuvve’s current or future target markets, which could create price pressure. In light of these factors, even if Nuvve offerings are more effective and higher quality than those of its competitors, current or potential customers may accept competitive solutions. If Nuvve fails to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth will be limited which would adversely affect its business and results of operations.
Nuvve has global operations and faces risks related to pandemics and health crises that could negatively impact its financial condition.
Nuvve’s business, the businesses of its customers and the businesses of its charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of the novel coronavirus COVID-19. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for Nuvve’s EV supply equipment and related networked services and likely impact its operating results. For example, the impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Difficult macroeconomic conditions as a result of the COVID-19 pandemic, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence, as well as reduced spending by businesses, could each have a material adverse effect on the demand for EVs, charging stations and related networked services, even after the COVID-19 pandemic has subsided.
Any significant outbreak in the United States, Europe or Japan, where Nuvve and its customers conduct business operations, or in China, where component suppliers of Nuvve’s charging station partners source assembly parts, also could result in the complete or partial closure of its charging station partners’ or their suppliers’ manufacturing facilities, the interruption of distribution systems, temporary or long-term disruption in supply chains from Asia and other international suppliers, disruptions or restrictions on its employees to work or travel, delays in the delivery of its charging stations to customers, reduced demand for EV charging stations, and reduced use of existing EV charging stations, as a result of travel restrictions imposed on the general public and reduced sales of EVs associated with a general economic downturn, and potential claims of exposure to diseases through contact with Nuvve’s charging stations. The spread of COVID-19, for example, has created a disruption in the manufacturing, delivery and overall supply chain of charging station manufacturers.
If the impact of an outbreak continues for an extended period of time, it could materially and adversely impact the charging station supply chain, general access to capital and the growth of Nuvve’s revenues. The extent to which the COVID-19 pandemic impacts Nuvve’s business, prospects and results of operations and the business of its charging station partners will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume.
Nuvve’s future revenue growth will depend in significant part on its ability to increase sales of its products and services, especially to fleet operators.
Nuvve’s future revenue growth will depend in significant part on its ability to increase sales of its products and services, especially to fleet operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis and on the timelines Nuvve anticipates. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators, as they are often larger organizations, with more formal procurement processes than smaller commercial site hosts for example. Fleet operators may also require significant additional services and support, and if Nuvve is unable to provide such services and support, it may adversely affect its ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect Nuvve’s future business and results of operations.
Nuvve participates in the energy markets, and pricing volatility in those markets could have a material adverse effect on its financial condition and results of operations.
Some of the grid services provided by Nuvve through its GIVe platform involve Nuvve bidding in the energy markets. These markets might exhibit significant pricing volatility depending on the type and number of participating resources. The market volatility could impact Nuvve’s ability to generate targeted revenue. New competitors in these markets could also create significant transformation of the market short and long term.
If Nuvve is unable to provide planned services to the energy markets or generate the anticipated revenue from the provision of its services, it would have a material adverse effect on Nuvve’s financial condition and results of operations.
The occurrence of delays in obtaining interconnection approval, or the imposition of interconnection limits or circuit-level caps by regulators, may significantly reduce our ability to provide grid services.
While Nuvve is able to access the grid services market in multiple locations, it is essential that Nuvve expands the number of services it is able to perform and the locations in which it performs them. The ability to interconnect and provide these services to the grid is very often regulated and requires approvals from the local utilities and in some instances, the local public utility commissions or similar regulatory bodies. Working with utilities and local regulators might create delays in the ability to roll out these services, which could delay or prevent Nuvve from recouping its investment in these services.
In addition, interconnection rules establish the circumstances in which Nuvve’s GIVe platform will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of energy from various sources that can be interconnected to the grid.

Interconnection regulations are based on determinations from utilities regarding the amount of energy from various sources that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Interconnection limits could slow our future installations, harming our growth rate. For example, the California and Hawaii Public Utilities Commissions recently required the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the physical connection to the electrical grid over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition and prospects.
Pursuant to the agreement under which Nuvve acquired certain of its key patents, Nuvve may be required to make significant payments to one of its stockholders, which may reduce its cash flow and profits, and is subject to other risks.
Nuvve is party to an intellectual property acquisition agreement (“IP Acquisition Agreement”) with the University of Delaware, pursuant to which it acquired certain of the key patents underlying its V2G technology. The university beneficially owns approximately 8.8% of our outstanding common stock. Under this IP Acquisition Agreement, upon achieving certain substantial commercialization milestones, Nuvve may be required to make up to $7,500,000 in royalty payments to the University of Delaware. Nuvve also is required to pay the University of Delaware a minimum of $400,000 per year under a research agreement. These payments will reduce Nuvve’s cash flow and profits. Furthermore, in the event of a material breach of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, Nuvve may be required to assign the patents back to the university. In addition, in the event the University of Delaware notifies Nuvve of a third party’s interest in a region in which the patents are valid, and Nuvve does not within 60 days inform the university that either it intends to address the region pursuant to a commercially reasonable development plan or it intends to enter into a license agreement with an identified third party, Nuvve will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region. In such event, Nuvve may be unable to realize all of the benefits of the development of the V2G technology.
Nuvve operates internationally, and expects to continue to expand its international operations, which will expose Nuvve to additional tax, compliance, market and other risks.
Nuvve operates in the United States, Europe and Japan and maintains contractual relationships with parts and manufacturing suppliers in around the world. Nuvve continues to invest in expanding its presence in Europe directly and through Dreev S.A.S. (“Dreev”), a business venture with EDF. Managing this expansion requires additional resources and controls, and its international operations subject Nuvve to additional risks, including:
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•challenges in arranging, and availability of, financing for customers;
•potential changes to its established business model;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•installation and interconnection challenges;
•differing transportation modalities in other markets;
•different levels of demand among commercial and fleet customers;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the EU General Data Protection Regulation, national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the United Kingdom Anti-Bribery Act;

•conforming products and services to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulties in establishing, staffing and managing foreign operations;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•restrictions on repatriation of earnings;
•compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.
As a result of these risks, Nuvve’s current expansion efforts and any potential future international expansion efforts may not be successful. Furthermore, as part of the formation of Dreev, the business venture with EDF, Nuvve agreed to assign to Dreev its rights to certain key patents and copyrights in France, the United Kingdom, Belgium, Italy and Germany. Nuvve presently holds a 13% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. Nuvve believes the business venture will accelerate its access to these European markets, and that EDF’s participation provides technology validation, brand recognition and financial resources. However, if EDF exercises its rights to acquire Nuvve’s interest in Dreev, it may make it difficult for Nuvve to penetrate these European markets on its own. While Nuvve anticipates that it will maintain or increase its stake in the business venture, there can be no assurance that it will be able to do so.
If Nuvve is unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, its ability to compete could be harmed.
Nuvve’s success depends, in part, on its ability to retain its key personnel. Nuvve is highly dependent on Gregory Poilasne, its chairman and chief executive officer, and Ted Smith, its president and chief operating officer, and the other principal members of its management and engineering teams. Although Nuvve has formal employment agreements with select executive officers, these agreements do not prevent Nuvve’s executives from terminating their employment with Nuvve at any time. Nuvve does not maintain “key person” insurance for any of its executives or other employees. The unexpected loss of or failure to retain one or more of its key employees could adversely affect its business. Nuvve’s success also depends, in part, on its continuing ability to identify, hire, attract, train and develop other highly qualified technical, sales and other personnel.
Competition for these employees can be intense, and Nuvve’s ability to hire, attract and retain them depends on its ability to provide competitive compensation. Nuvve may not be able to attract, assimilate, develop or retain qualified personnel in the future, and its failure to do so could adversely affect its business, including the execution of its global business strategy. In addition, Nuvve relies on consultants and advisors, including engineering advisors, to assist it in achieving its research and development, operations, and commercialization objectives. Any loss of the services of such employees or consultants, or failure by them to perform as expected, may have a material adverse effect on its business, prospects, financial condition and results of operations.
Nuvve’s management has limited experience in operating a public company.
Nuvve’s executive officers have limited experience in the management of a publicly traded company. Its management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of its business. Nuvve may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for Nuvve to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that Nuvve will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

While Nuvve has not made material acquisitions to date, should Nuvve pursue acquisitions in the future, it would be subject to risks associated with acquisitions.
Nuvve may acquire additional assets, products, technologies or businesses that are complementary to its existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into Nuvve’s own business would require attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
Risks Related to the EV Market
Technology improvements in the internal combustion engine and other technological developments may adversely affect the demand for electric vehicles and thereby limit the demand for V2G technology and services.
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations and otherwise and materially adversely affect Nuvve’s business and prospects in ways Nuvve does not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to Nuvve’s V2G platform. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas or hydrogen, may emerge as preferred alternative to petroleum-based propulsion. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of consumers and others such as regulatory bodies. Any failure by Nuvve to develop new or enhanced V2G technologies and services to react to changes in existing technologies and standards could materially delay the introduction and adoption of V2G technology and services, which could result in the loss of competitiveness of Nuvve’s V2G platform, decreased revenue and a loss of market share to competitors. As technologies change, Nuvve plans to integrate, upgrade or adapt its V2G technology and services, and to introduce new services in order to continue increasing the value Nuvve provide to customers.
Increases in costs, disruption of supply or shortage of raw materials, particularly lithium-ion battery cells, could harm the ability of EV manufacturers to produce electric vehicles.
EV manufacturers may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact their businesses as well as Nuvve’s business prospects, financial condition and operating results. EV manufacturers use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect their businesses and Nuvve’s business prospects and operating results. As such, Nuvve is exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:
•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the EV industry as demand for such cells increases;
•disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
•an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.
Any disruption in the supply of battery cells could temporarily disrupt production of all EVs. Moreover, battery cell manufacturers may refuse to supply to EV manufacturers if they determine that the vehicles are not sufficiently safe. Substantial increases in the prices for raw materials would increase EV manufacturer’s operating costs and could reduce their margins if the increased costs cannot be recouped through increased electric vehicle prices. This would likely result in the production of less electric vehicles by manufacturers.
Changes to fuel economy standards may negatively impact the EV market and thus the demand for Nuvve’s products and services.
As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Transit Safety Administration could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, and are followed by many other states. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect Nuvve’s business, operating results, financial condition and prospects.
Nuvve’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
Nuvve’s future growth is highly dependent upon the adoption of EVs by businesses, governments, municipalities, school districts and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, Nuvve’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
•perceptions about EV features, quality, safety, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of oil and gasoline;
•concerns regarding the stability of the electrical grid;
•the decline of an EV battery’s ability to hold a charge over time;
•availability of service for EVs;
•consumers’ perception about the convenience and cost of charging EVs;
•increases in fuel efficiency;
•government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•relaxation of government mandates or quotas regarding the sale of EVs; and
•concerns about the future viability of EV manufacturers.
In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and Nuvve’s products and services in particular.
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect Nuvve’s business, financial condition and operating results.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect Nuvve’s financial results.
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
Nuvve also derives other revenue from regulatory credits. If government support of these credits declines, Nuvve’s ability to generate this other revenue in the future would be adversely affected. The availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, Nuvve’s revenue from these credits would be adversely impacted.
The EV charging market is characterized by rapid technological change, which requires Nuvve to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of Nuvve’s products and it financial results.
Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, standards and/or Nuvve’s products. Nuvve’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the EV charging market. As new products are introduced, gross margins tend to decline in the near term and improves as the product become more mature and with a more efficient manufacturing process.
As EV technologies and standards change, Nuvve may need to upgrade or adapt its V2G technology and services, and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, which could involve substantial costs. Even if Nuvve is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete more quickly than expected.
Nuvve cannot guarantee that any new products or V2G services will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products or V2G services that meet customer requirements could damage Nuvve’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase its competitors’ products or services.
If Nuvve is unable to devote adequate resources to develop new products and V2G services or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, its products and V2G services could lose market share, its revenue will decline, it may experience higher operating losses and its business and prospects will be adversely affected.
Certain estimates of market opportunity and forecasts of market growth included in this report on Form 10-K may prove to be inaccurate.
This prospectus statement includes estimates of the addressable market for Nuvve’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current COVID-19 pandemic. The estimates and forecasts in this prospectus relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasted in this report on Form 10-K, Nuvve’s business could fail to grow at similar rates.

Risks Related to Nuvve’s Technology, Intellectual Property, and Infrastructure
Nuvve’s business may be adversely affected if it is unable to protect its intellectual property rights from unauthorized use by third parties.
Failure to adequately protect Nuvve’s intellectual property rights could result in its competitors offering similar products, potentially resulting in the loss of some of its competitive advantage, and a decrease in its revenue which would adversely affect its business, prospects, financial condition and operating results. Nuvve’s success depends, at least in part, on its ability to protect its core V2G technology and intellectual property. To accomplish this, Nuvve relies and will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property license agreements and other contractual rights to establish and protect Nuvve’s rights in its technology.
The protection of Nuvve’s intellectual property rights will be important to its future business opportunities. However, the measures Nuvve takes to protect its intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications Nuvve submits may not result in the issuance of patents;
•the scope of its issued patents may not be broad enough to protect its proprietary rights;
•its issued patents may be challenged and/or invalidated by its competitors;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent its patents; and
•its in-licensed patents, if any, may be invalidated, or the owners of these patents may breach their license arrangements.
Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of Nuvve’s intellectual property in foreign jurisdictions may be difficult. Therefore, its intellectual property rights may not be as strong or as easily enforced outside of the United States.
Nuvve’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to ours.
Nuvve cannot be certain that it is the first inventor of the subject matter for which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application for the same subject matter as Nuvve has, Nuvve may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, Nuvve cannot be certain that any patent applications that it files will issue, or that its issued patents will afford protection against competitors with similar technology. In addition, its competitors may design around its issued patents, which may adversely affect Nuvve’s business, prospects, financial condition or operating results.
Nuvve may be subject to intellectual property infringement or misappropriation claims, which may be time-consuming and expensive or require Nuvve to modify or cease selling its products and services.
From time to time, the holders of intellectual property rights may assert their rights and urge Nuvve to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that Nuvve will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, Nuvve may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase Nuvve’s operating expenses. In addition, if Nuvve is determined to have or believes there is a high likelihood that it has infringed upon or misappropriated a third party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that Nuvve’s customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to Nuvve’s products and services, Nuvve may be required to indemnify such customers and business partners. If Nuvve were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
In addition, Nuvve relies on some open-source software and libraries issued under the General Public License (or similar “copyleft” licenses) for development of its products and may continue to rely on similar copyleft licenses. Third parties may assert copyright claims against Nuvve regarding Nuvve’s use of such software or libraries, which could lead to the adverse results listed above. Use of such software or libraries may also force Nuvve to provide third parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage Nuvve have due to the secrecy of its source code.
Nuvve’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage Nuvve’s reputation with current or prospective customers, and/or expose Nuvve to product liability and other claims that could materially and adversely affect its business.
Nuvve may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured. Any insurance that Nuvve carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, Nuvve’s customers could be subjected to claims as a result of such incidents and may bring legal claims against Nuvve to attempt to hold Nuvve liable. Any of these events could adversely affect Nuvve’s brand, relationships with customers, operating results or financial condition.
Furthermore, Nuvve’s software platform is complex, developed for over two decades by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Nuvve’s software has contained defects and errors and may in the future contain undetected defects or errors. Nuvve is continuing to evolve the features and functionality of its platform through updates and enhancements, and as Nuvve does so, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if Nuvve’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect Nuvve’s business and results of its operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm;
•sales credits or refunds;
•exposure of confidential or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules, and regulations; and
•an increase in collection cycles for accounts receivable or the expense and risk of litigation.
Although Nuvve has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on Nuvve’s business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
Interruptions, delays in service or inability to increase capacity at third-party data center facilities could impair the use or functionality of Nuvve’s services, harm its business and subject Nuvve to liability.
Nuvve currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe, and Japan. Nuvve’s primary environment is AWS Cloudwatch, although it uses other systems as well. Any outage or failure of such data centers or other interruptions of AWS’ services could negatively affect Nuvve’s product connectivity and performance. Furthermore, Nuvve depends on connectivity from its charging stations to its data centers through wired, local area networks and cellular service providers. Any incident affecting a data center facility’s or network provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of Nuvve’s services.
Any damage to, or failure of, Nuvve’s systems, or those of its third-party providers, could interrupt or hinder the use or functionality of its services. Impairment of or interruptions in Nuvve’s services may reduce revenue, subject it to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and its ability to attract new customers. Nuvve’s business will also be harmed if customers and potential customers believe its products and services are unreliable.
Nuvve expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to Nuvve.
Nuvve’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Nuvve plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture, and introduce new products and enhance existing products. In addition, Nuvve invests in research and development that may not lead to commercially viable products and services in the short-term, but which it believes is critical to the long-term future of its business. Nuvve’s research and development expenses were $6.5 million and $2.9 million during the years ended December 31, 2021 and 2020, respectively, and such expenses are likely to grow in the future. Further, Nuvve’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue, or become profitable.
Computer malware, viruses, ransomware, hacking, phishing attacks, and similar disruptions could result in security and privacy breaches and interruption in service, which could harm Nuvve’s business.
Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in Nuvve’s services and operations and loss, misuse, or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on Nuvve’s systems in the future. In addition, outside parties may attempt to penetrate Nuvve’s systems or those of Nuvve’s vendors or fraudulently induce Nuvve’s personnel or the personnel of Nuvve’s vendors to disclose sensitive information in order to gain access to Nuvve’s data and/or systems. Any attempts by cyber attackers to disrupt Nuvve’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage Nuvve’s reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and Nuvve may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm Nuvve’s reputation, brand and ability to attract customers.
Nuvve may in the future experience service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If Nuvve’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for its solutions from target customers.
Nuvve has processes and procedures in place designed to enable it to quickly recover from a disaster or catastrophe and continue business operations and has tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect its business and financial results.
In the ordinary course of its business, Nuvve collects and stores sensitive data, including, among other things, personally identifiable information about Nuvve’s employees, intellectual property, and proprietary business information. Nuvve could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in its information systems and networks and those of Nuvve’s vendors, including personal information of Nuvve’s employees and clients, and company and vendor confidential data. If a material breach of Nuvve’s information technology systems or those of Nuvve’s vendors occurs, the market perception of the effectiveness of Nuvve’s security measures could be harmed and Nuvve’s reputation and credibility could be damaged. Nuvve could be required to expend significant amounts of money and other resources to strengthen or replace information systems or networks. In addition, Nuvve could be subject to regulatory actions and/or claims made by individuals and/or groups in private litigations involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite Nuvve’s efforts, the possibility of these events occurring cannot be eliminated entirely.
Risks Related to Customers
Nuvve’s business will depend on customers renewing their services contracts. If customers do not continue to use its service offerings or if they fail to add more stations, its business and operating results will be adversely affected.
Nuvve business depends on customers continuing their services contract with Nuvve for V2G charging services and warranty coverages. Therefore, it is important that customers renew their contracts when the contract term expires and add additional charging stations and services. Customers may decide not to renew their contracts with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, the features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
If customers do not renew their contracts, if they renew on less favorable terms, or if they fail to add products or services, Nuvve’s business and operating results will be adversely affected.
If Nuvve fails to offer high-quality support to station owners and drivers, its business and reputation will suffer.
Once a customer has installed Nuvve’s or a Nuvve partner’s charging stations and subscribed to Nuvve’s services, station owners and drivers will rely on Nuvve and its partners to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer support is important. The importance of high-quality customer support will increase as Nuvve seeks to expand Nuvve’s business and pursue new customers and geographies. If Nuvve does not quickly resolve issues and provide effective support, its ability to retain customers or sell additional products and services to existing customers could suffer and its brand and reputation could be harmed.
Nuvve relies on a limited number of customers for a large portion of its revenues, and the loss of one or more such customers could have a material adverse impact on its business, financial condition and results of operations.
Nuvve depends on a limited number of customers for a significant portion of its revenue. For the year ended December 31, 2021, Nuvve had one grant-related customer that accounted for over 10% of its revenue. No one single product and service customer accounted for over 10% of its total revenue. The loss of this customers could have a significant impact on Nuvve’s revenues and harm its business, results of operations and cash flows.
Failure to effectively expand Nuvve’s sales and marketing capabilities could harm its ability to increase its customer base and achieve broader market acceptance of its solutions.
Nuvve’s ability to grow its customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales and marketing operations and activities. Nuvve anticipates increased sales and marketing expenses will lead to significant increases in Nuvve’s total revenue, and its operating results will suffer if sales and marketing expenditures do not translate into increasing revenue.
Nuvve plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated, and Nuvve may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with the strong sales skills and technical knowledge. Nuvve’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Nuvve’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.
Nuvve may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.
Nuvve relies on data collected through charging stations, including usage data and geolocation data. Nuvve uses this data in connection with the research, development and analysis of Nuvve’s technologies. Nuvve’s inability to obtain necessary rights to use this data or freely transfer this data out of, for example, the European Economic Area, could result in delays or otherwise negatively impact Nuvve’s research and development efforts.
Risks Related to Financial, Tax and Accounting Matters
Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
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
As a result, included on our consolidated balance sheet as of December 31, 2021, contained elsewhere in this Annual Report, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
Nuvve may need to raise additional funds and these funds may not be available when needed.
Nuvve may need to raise additional capital in the future to further scale its business and expand to additional markets. Nuvve may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. Nuvve cannot be certain that additional funds will be available on favorable terms when required, or at all. If Nuvve cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If Nuvve raises funds through the issuance of debt securities or through loan arrangements, the terms of such financings could require significant interest payments, contain covenants that restrict its business, or otherwise include unfavorable terms. In addition, to the extent Nuvve raises funds through the sale of additional equity securities, Nuvve’s stockholders would experience additional dilution.

Nuvve may allocate its cash and cash equivalents in ways that you and other stockholders may not approve.
Nuvve’s management has broad discretion in the application of its cash, cash equivalents and marketable securities. Because of the number and variability of factors that will determine Nuvve’s use of its cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Nuvve’s management might not apply its cash and cash equivalents in ways that ultimately increase the value of your investment. Nuvve expects to use its cash and cash equivalents to execute its growth plan, as well as for working capital and other corporate purposes. The failure by Nuvve’s management to apply these funds effectively could harm its business. Pending their use, Nuvve may invest its cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to Nuvve’s stockholders. If Nuvve does not invest or apply its cash and cash equivalents in ways that enhance stockholder value, Nuvve may fail to achieve expected financial results, which could cause its stock price to decline.
Nuvve’s quarterly operating results may fluctuate significantly.
Nuvve expects that its operating results may be subject to substantial quarterly fluctuations. If Nuvve’s quarterly operating results fall below the expectations of investors or securities analysts, the price of its common stock could decline substantially. Nuvve believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of its future performance.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect Nuvve’s business and future profitability.
Nuvve is a U.S. corporation and thus subject to U.S. corporate income tax on income from its worldwide operations. Moreover, a significant amount of Nuvve’s operations and customers are located in the United States, and as a result, Nuvve is subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on Nuvve’s business, and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Nuvve.
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), and certain provisions of the Tax Act may adversely affect Nuvve. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and IRS, any of which could mitigate or increase certain adverse effects of the legislation.
In addition to the impact of the Tax Act on Nuvve’s federal taxes, the Tax Act may impact Nuvve’s taxation in other jurisdictions, including with respect to state income taxes as state legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to Nuvve’s global tax position and materially adversely affect its business and future profitability.
As a result of Nuvve’s expanding operations, including in jurisdictions in which the tax laws may not be favorable, its tax rate may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or Nuvve may be subject to future changes in tax law, the impacts of which could adversely affect Nuvve’s after-tax profitability and financial results.
Because Nuvve does not have a long history of operating at its present or anticipated scale (as Nuvve has significant expansion plans), its effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Nuvve’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) Nuvve’s operating results before taxes.
Additionally, Nuvve’s operations will be subject to significant income, withholding and other U.S. federal income tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. Nuvve’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce its tax liabilities, (b) changes in the valuation of its deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of its earnings subject to tax in the various jurisdictions in which Nuvve operate or have subsidiaries, (f) the potential expansion of its business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to its existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of its intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) Nuvve’s ability to structure its operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, Nuvve may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on Nuvve’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could successfully challenge Nuvve’s position with respect to intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Nuvve does not prevail in any such challenge, its profitability may be affected.
Nuvve’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact Nuvve’s tax position, especially as Nuvve expands its relationships and operations internationally.
Nuvve’s ability to utilize net operating loss and tax credit carryforwards is conditioned upon Nuvve attaining profitability and generating taxable income. Nuvve has incurred significant net losses since inception and it is possible that Nuvve may continue to incur significant losses. Additionally, Nuvve’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.
As of December 31, 2021, Nuvve had $36.9 million of U.S. federal and $19.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $33.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2034. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is possible that Nuvve will not generate taxable income in time to utilize the net operating loss carryforwards prior to their expiration. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If Nuvve has experienced an ownership change at any time since its incorporation, Nuvve may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in Nuvve’s stock ownership, which may be outside of Nuvve’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Nuvve’s use of accumulated state tax attributes. As a result, even if Nuvve earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Nuvve.
Nuvve has not conducted a study to assess whether an “ownership change” has occurred since inception. If Nuvve has experienced an “ownership change,” as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of Nuvve’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Business Combination may constitute an ownership change under Sections 382 and 383 of the Code. Nuvve’s net operating losses or credits may also be impaired under state law. Accordingly, Nuvve may not be able to utilize a material portion of the net operating losses or credits.
Furthermore, Nuvve’s ability to utilize its net operating losses or credits following the Business Combination is conditioned upon Nuvve attaining profitability and generating U.S. federal and state taxable income. Nuvve has incurred significant net losses since inception and will continue to incur significant losses and, therefore, Nuvve does not know whether or when the combined carryforwards, which may be or may become subject to limitation by Sections 382 and 383 of the Code, will be utilized.
Nuvve’s reported financial results may be negatively impacted by changes in U.S. GAAP.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results.
Nuvve will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on Nuvve’s business, financial condition and results of operations.
Nuvve faces increased legal, accounting, administrative and other costs and expenses as a public company that Nuvve did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require Nuvve to carry out activities in which Nuvve has not engaged previously. For example, Nuvve has created new board committees and has adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, management has identified material weaknesses, and may in the future identify other material weaknesses or significant deficiencies, in Nuvve’s internal control over financial reporting), Nuvve could incur additional costs rectifying those issues, and the existence of those issues could adversely affect its reputation or investor perceptions of it. In addition, Nuvve has obtained director and officer liability insurance. Risks associated with Nuvve’s status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require Nuvve to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if Nuvve takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make its securities less attractive to investors and may make it more difficult to compare its performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, for as long as we continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of equity securities of Newborn (our predecessor) in its initial public offering consummated on February 19, 2020. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and our warrants issued pursuant to the warrant agreement, dated as of February 13, 2020 and amended as of March 19, 2021, by and between us and Continental Stock Transfer & Trust Company (the "pre-merger warrants"), and the price of such securities may be more volatile.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Nuvve as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, the combined company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.
Nuvve has identified material weaknesses in its internal control over financial reporting. If Nuvve is unable to remediate these material weaknesses, or if Nuvve identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of its consolidated financial statements or cause Nuvve to fail to meet its periodic reporting obligations.
In connection with the preparation and audit of Nuvve’s consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Nuvve’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses include:
•Segregation of duties related to roles and responsibilities in the accounting department is lacking in various circumstances, including with respect to account reconciliation and receipt/disbursement duties, independent review of journal entries, and access to the accounting system.
•Nuvve’s financial close and reporting processes lack formal documentation of financial closing policies and procedures, do not result in timely production of accurate financial information, and do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters.
These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As of December 31, 2021, we had taken a number of actions to remediate these material weaknesses, including:
•utilizing outside accounting and financial reporting consultants to supplement our resources in the area of the financial close and financial reporting;
•engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP;
•utilizing outside consultants to perform a comprehensive review of current procedures to identify and assist in implementing controls in conformity COSO “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring; and
•hiring additional finance and accounting personnel, including hiring an SEC compliance and technical accountant, to augment accounting staff and to provide further segregation of duties and more resources for complex accounting matters and financial reporting.
In order to maintain and improve the effectiveness of Nuvve’s internal control over financial reporting, Nuvve has expended, and anticipates that Nuvve will continue to expend, significant resources, including accounting-related costs and significant management oversight. Nuvve’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, Nuvve’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results after the Business Combination and could cause a decline in the price of Nuvve’s common stock.
Risks Related to Legal Matters and Regulations
Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to Nuvve’s ability to offer grid services.
Federal, state and local government statutes and regulations concerning electricity heavily influence the market for Nuvve’s grid service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interaction of Nuvve’s GIVe platform with the electrical grid. Governments, often acting through state utility or public service commissions, change and adopt different rates on a regular basis and these changes can have a negative impact on our ability to generate revenue or customer savings.
In addition, utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than Nuvve does, may challenge policies that are beneficial to Nuvve. Any adverse changes in energy policies and regulations could have a negative impact on our business and prospects.
Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect Nuvve’s business.
National and local governments and agencies in the countries in which Nuvve operates and in which customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information regarding consumers and other individuals, which could impact Nuvve’s ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of Nuvve’s solutions, reduce overall demand, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which Nuvve closes sales transactions, any of which could harm its business. Moreover, if Nuvve or any of its employees or contractors fails or is believed to fail to adhere to appropriate practices regarding customers’ data, it may damage its reputation and brand.
Additionally, existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Nuvve and its customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, but this framework has been challenged and recently declared invalid by the Court of Justice of the European Union, thereby creating additional legal risk for Nuvve. Additionally, the European Union adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of Nuvve’s products and services and could have an adverse impact on its business. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. Nuvve may be exposed to ongoing legal risks related to CCPA and any amendments that may be made in connection with the California Privacy Rights Act approved by voters in the November 2020 election.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information. In addition, the other bases on which Nuvve and its customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If Nuvve or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services.

In addition to government activity, privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that Nuvve will meet voluntary certifications or adhere to other standards established by them or third parties. If Nuvve is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.
Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”) and similar laws associated with activities outside of the United States, could subject Nuvve to penalties and other adverse consequences.
Nuvve is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. Nuvve faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on Nuvve’s reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
Failure to comply with laws relating to employment could subject Nuvve to penalties and other adverse consequences.
Nuvve is subject to various employment-related laws in the jurisdictions in which its employees are based. Nuvve face risks if it fails to comply with applicable United States federal or state wage laws, or wage laws applicable to its employees outside of the United States. In addition, Nuvve implemented a reduction in force in 2020, and the attendant layoffs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could have a materially adverse effect on Nuvve’s reputation, business, operating results, and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact Nuvve’s financial results or results of operation.
Nuvve and its operations, as well as those of its contractors, suppliers, and customers, are subject to certain environmental, health and safety laws and regulations, including laws related to the use, handling, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require Nuvve or others in Nuvve’s value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on Nuvve’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for Nuvve’s operations or on a timeline that meets Nuvve’s commercial obligations, it may adversely impact Nuvve’s business.
Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on Nuvve’s business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with Nuvve’s operations as well as other future projects, the extent of which cannot be predicted.
Although Nuvve maintains workers’ compensation insurance to cover the costs and expenses Nuvve may incur due to injuries to its employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Nuvve does not maintain insurance for environmental liability or toxic tort claims that may be asserted against it in connection with its storage, use or disposal of biological or hazardous materials.

Risks Related to the Ownership of Our Securities
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Our directors and executive officers and their affiliates as a group beneficially own approximately 31.9% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and any approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Sales of a substantial number of our securities in the public market could cause the price of its securities to fall.
We have 18,861,130 outstanding shares of common stock and 8,730,000 outstanding pre-merger warrants outstanding, a substantial number of which are eligible for resale in the public market. Although the shares of common stock issued in the Business Combination and the shares of common stock and warrants held by the Newborn insiders had been subject to lock-up restrictions, the last of these restrictions laspe as of March 19, 2022 and a substantial number of additional shares of common stock and warrants became eligible for resale in the public market.
In addition, there are (i) 4,365,000 shares issuable upon exercise of the pre-merger warrants, which have an exercise price of $11.50 per whole share, are currently exercisable and expire in March 2026, (ii) 347,875 shares and 316,250 pre-merger warrants issuable upon exercise of the unit purchase option granted to the underwriter of Newborn’s initial public offering, which have an exercise price of $11.50 per unit of 1 1/10 shares and one pre-merger warrant, are currently exercisable and expire on February 13, 2023, and 158,125 shares issuable upon exercise of such warrants, (iii) 6,000,000 shares issuable upon exercise the warrants issued in connection with the formation of the Levo joint venture (the "Levo warrants"), which warrants have exercise prices ranging from $10.00 per share to $40.00 per share, become exercisable as described in Note 19 and expire on May 17, 2031, (iv) 5,000,000 shares issuable upon exercise of the option embodied in the stock purchase agreement executed by us in connection with the formation of the Levo joint venture (the "Levo SPA"), which option has a purchase price of $50.00 per share, becomes exercisable as described in Note 19 and expires on November 17, 2028, (v) 3,064,538 shares issuable upon exercise of our outstanding stock options, which have a weighted average exercise price of approximately $8.76 per share and an average remaining life of approximately 7.88 years, and 353,817 shares issuable upon settlement of outstanding restricted stock units; and (vi) 1,333,558 shares authorized and available for future issuance under the 2020 Equity Incentive Plan. Additionally, the number of shares of common stock outstanding excludes 4,000,000 shares held in an earn-out escrow, which are subject to cancellation unless earned pursuant to the terms of the Merger Agreement. To the extent such warrants or options are exercised, the earn-out shares are earned, or we grant additional stock options or other stock-based awards under the 2020 Plan, additional shares of common stock may be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.
Sales of a substantial number of shares of common stock or pre-merger warrants in the public market or the perception that these sales might occur could depress the market price of the common stock and/or pre-merger warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of its common stock and pre-merger warrants.
Our amended and restated certificate of incorporation grant our board the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.
We are authorized to issue 101,000,000 shares of capital stock, of which 1,000,000 shares will be authorized as preferred stock. our board of directors, without any action by its stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.
The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of the common stock. Further, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then current holders of our capital stock and may dilute its book value per share.
Nuvve has never paid cash dividends on its capital stock, and we do not anticipate paying dividends in the foreseeable future.

Nuvve has never paid cash dividends on any of its capital stock and we currently intend to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for the pre-merger warrants is $11.50 per whole share, and the exercise prices for the Levo warrants range from $10.00 per share to $40.00 per share. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.
The trading price of our securities is likely to be volatile, and you may not be able to sell our securities at or above the price you paid.
We expect the trading price of our common stock and pre-merger warrants to be volatile and such securities could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for our stock or the transportation industry in general;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•operating and share price performance of other companies that investors deem comparable to us;
•our focus on long-term goals over short-term results;
•the timing and magnitude of our investments in the growth of it business;
•actual or anticipated changes in laws and regulations affecting our business;
•additions or departures of key management or other personnel;
•disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
•our ability to market new and enhanced products and technologies on a timely basis;
•sales of substantial amounts of the common stock by executive officers, directors or significant stockholders or the perception that such sales could occur;
•changes in our capital structure, including future issuances of securities or the incurrence of debt;
•the impact of the COVID-19 pandemic and the response of governments and business to the pandemic; and
•general economic, political and market conditions.
In addition, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of its management’s attention and resources.

If securities or industry analysts issue an adverse opinion regarding our common stock or do not publish research or reports about us, the price and trading volume of its securities could decline.
The trading market for our common stock and pre-merger warrants depends in part on the research and reports that equity research analysts publish about the company and its business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of its common stock and pre-merger warrants. The price of our common stock and pre-merger warrants could also decline if one or more equity research analysts downgrade their recommendations with respect to our common stock and pre-merger warrants, change their price targets, issue other unfavorable commentary or cease publishing reports about us. If one or more equity research analysts cease coverage of Nuvve, we could lose visibility in the market, which in turn could cause the price of its securities to decline.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and bylaws, and in applicable law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and bylaws will afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable, including:
•a classified board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors;
•the requirement that a special meeting of stockholders may be called only by our board of directors, our Chairman of the Board or our Chief Executive Officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•the requirement for the affirmative vote of holders of at least 66 ⅔% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend certain provisions of our amended and restated certificate of incorporation or to amend our bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt.
We are also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for the common stock.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. These provisions do not apply to suits brought to enforce any liability or duty created by the Securities Act, the Securities Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the amended and restated certificate of incorporation. In addition, the amended and restated certificate of incorporation and bylaws provide that, to the fullest extent permitted by law, claims made under the Securities Act must be brought in federal district court.
In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but the company does not know whether courts in other jurisdictions will agree with this decision or enforce it. Further, it is possible that, in connection with claims arising under federal securities laws, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable. For example, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. If that were the case, because stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder, it would allow stockholders to bring claims for breach of these provisions in any appropriate forum.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive offices are located in leased office space at 2488 Historic Decatur Rd., Suite 200, San Diego, California. We also also maintains office space, operations and equipment storage facilities in Delaware, Denmark, France and the United Kingdom. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
Item 3.    Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors. Please see Note 18 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock and pre-merger warrants trade on the NASDAQ Stock Market under the symbols “NVVE" and "NVVEW", respectively.

Holders

As of March 21, 2022, there were approximately 59 shareholders of record of our common stock, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

Dividends

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds
None, except as previously reported by us on Form 8-K.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”).
References in this Annual Report to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Holding Corp. and its subsidiaries.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report.
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
Nuvve’s proprietary V2G technology enables it to link multiple EV batteries into a virtual power plant to provide bi-directional services to the electrical grid. Nuvve’s GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., aggregation of EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services offered by conventional generation sources (i.e., coal and natural gas plants). Nuvve’s current addressable energy and capacity markets include grid services such as frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage.
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
Nuvve offers its customers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. Nuvve expects to generate revenue primarily from the provision of services to the grid via its GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, Nuvve also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, Nuvve may generate non-recurring engineering services revenue derived from the integration of its technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, Nuvve may also share the recurring grid services revenue with the customer.
On August 4, 2021, Nuvve formed Levo Mobility LLC ("Levo"), a Delaware limited liability company with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership. Levo is a consolidated entity of Nuvve. Please see Note 19 to the Consolidated Financial Statements included in this annual report on Form 10-K for a summary description of the key items of the venture agreements.
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

Business Combination
On March 19, 2021, Nuvve consummated the Business Combination with Newborn and Nuvve Corp. contemplated by the Merger Agreement. See Note 2 to the Consolidated Financial Statements included in this annual report on Form 10-K for more information. The Business Combination was effected in two steps, as follows: (i) Newborn reincorporated to the State of Delaware by merging with and into the Nuvve, with the Nuvve surviving the merger as the new public company (the "Reincorporation Merger"), and (ii) immediately after the Reincorporation Merger, Merger Sub merged with and into Nuvve Corp., with Nuvve Corp. surviving the merger as a wholly-owned subsidiary of the Nuvve (the "Acquisition Merger"). Also on March 19, 2021, the Nuvve consummated the Private Investment in Public Equity ("PIPE"), generating net proceeds of $14,250,000.
The most significant change in the Nuvve's future reported financial position and results as a result of the completion of the Business Combination and the PIPE was an estimated net increase in cash of approximately $62,018,410. Total transaction costs of $3,702,421 were treated as a reduction of the cash proceeds with capital raising costs being deducted from the Company's additional paid-in capital. In addition, the net cash proceeds were reduced by Nuvve's payment of $6,000,000 to EDF Renewables in connection with the repurchase from them of 600,000 shares of Nuvve’s common stock pursuant to the Purchase and Option Agreement, payment of $487,500 to NeoGenesis Holding Co. Ltd., the sponsor of Newborn, in repayment of loans made by the sponsor to Newborn, and deposit of $495,000 into escrow for the potential repayment of Nuvve Corp.'s PPP loan. Upon forgiveness of the PPP loan in June 2021, the $495,000 was released to Nuvve.
Upon consummation of the Business Combination, Nuvve Corp-designated directors were appointed to five of the seven seats of the combined Nuvve’s board of directors; Nuvve Corp’s Chief Executive Officer was appointed as Chairman of the combined Nuvve's board of directors; Nuvve Corp’s senior management became the senior management of the combined Nuvve company; and the former stockholders of Nuvve Corp became the owners of approximately 48.3% of the outstanding shares of common stock of the combined Nuvve company. Accordingly, the Business Combination is being accounted for as a Reverse Recapitalization, whereby Nuvve Corp is the acquirer for accounting and financial reporting purposes and Newborn is the legal acquirer. A Reverse Recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy Nuvve Corp in many respects. The shares of Newborn remaining after redemptions, and the unrestricted net cash and cash equivalents on the date the Business Combination is consummated, are being accounted for as a capital infusion to Nuvve Corp.
As a consequence of the Business Combination, Nuvve Corp effectively became an SEC-registered, Nasdaq-listed company, which has required the combined Nuvve company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The combined Nuvve company expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.
Additionally, the combined Nuvve company expects its capital and operating expenditures will increase significantly in connection with ongoing activities as the combined Nuvve company invests additional working capital for heavy-duty DC-V2G charging stations and level 2 AC-V2G charging stations, additional investments in equipment to meet increased project needs, and additional operating expenses to hire project managers, technicians, sales, partnership and customer service personnel, data scientists, trading teams, software engineers and administrative staff.
Nuvve’s historical operations and statements of assets and liabilities may not be comparable to the operations and statements of assets and liabilities of the combined Nuvve company as a result of the Business Combination.

COVID-19
The outbreak of disease cause by a novel coronavirus discovered in December 2019 (COVID-19), which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, have negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, Nuvve continues to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Nuvve operates.
As the COVID-19 pandemic continues to evolve, Nuvve believes the extent of the impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond Nuvve’s knowledge and control, and as a result, at this time Nuvve is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the COVID-19 outbreak, and if so, Nuvve may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. Although Nuvve has made its best estimates based upon current information, there can be no assurance that such estimates will prove correct due to the effects of the COVID-19 outbreak or otherwise.
Key Factors Affecting Nuvve’s Business
Nuvve believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below and in the Risk Factors described in Part I, Item 1A of this Annual report.
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
Competition
Nuvve offers proprietary V2G technology and services and intends to expand its market share over time in its product categories, leveraging the network effect of its V2G technology, services and GIVe software platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, Nuvve’s competition includes other types of electric vehicle charging technologies, such as uni-directional “smart-charging” and lower cost (unmanaged) charging solutions. If due to increased competition Nuvve’s market share does not grow, its revenue and ability to generate profits in the future may be impacted.
Geographic Expansion
Nuvve operates in North America, selected countries in Europe (directly and through its business venture with EDF), and Japan. Revenue from North America and Europe is expected to contribute significantly to Nuvve’s total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of Japan's market for V2G technology and services. Nuvve plans to use a portion of the proceeds from the Business Combination to increase its sales and marketing activities, as well as to potentially pursue strategic acquisitions in North America and Europe. Nuvve is also positioned to grow its North American and European business through future partnerships with charge point operators, OEMs and leasing companies. However, Nuvve may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Nuvve’s growth in North America and Europe requires differentiating itself as compared to the several existing competitors. If Nuvve is unable to penetrate the market in North America and Europe, its future revenue growth and profits will be impacted.
Backlog
Nuvve's total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to Nuvve's customers for products and services. Backlog is converted into revenue in future periods as Nuvve satisfies the performance obligations to its customers for products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog at December 31, 2021 was $6.2 million.
Market Opportunity
Nuvve see a significant market opportunity for V2G, totaling approximately over $6 trillion and its management believes it is well positioned to capture this global opportunity for a variety of reasons:
•First, Nuvve's intellectual property ("IP") includes key patents, making it difficult for competitors to perform V2G functions without violating its IP. Nuvve technology originated with an academic unit at the University of Delaware starting in 1996 and not only had decades of development but tens of millions of dollars in project funding invested prior to Nuvve's acquisition of the IP and commercialization of the technology.
•Second, Nuvve is already qualified by multiple Transmission System Operators, which typically take anywhere from one to three years to get approval. With this qualification, it makes it easier for Nuvve to expand in other areas.
•Third, Nuvve has over a decade of experience. Nuvve's history and strong relationships with key customers optimize our market participation and value proposition.
•Fourth, Nuvve has collected a huge amount of data which is a key element for rapid and accurate development, as well as monetization.

Because of these factors, Nuvve has a significant competitive advantage which is a key differentiator. Further, Nuvve's global experience allows it to bring the lessons it has learned into each new region which, in turn, enables Nuvve to bring the unique experience and incredible benefits of its V2G technology to customers at a faster rate.

Results of Operations
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Period-over-Period Change
	2021	2020	Change ($)	Change (%)
Revenue
Products and services	$2,920,627	$1,943,151	$977,476	50.3%
Grants	1,270,138	2,266,546	(996,408)	(44.0)%
Total revenue	4,190,765	4,209,697	(18,932)	-0.4%
Operating expenses
Cost of product and service revenue	2,002,197	521,068	1,481,129	284.2%
Selling, general and administrative expenses	22,896,125	5,487,037	17,409,088	317.3%
Research and development expense	6,524,245	2,888,975	3,635,270	125.8%
Total operating expenses	31,422,567	8,897,080	22,525,487	253.2%
Operating loss	(27,231,802)	(4,687,383)	(22,544,419)	481.0%
Other income (expense)
Interest expense	(585,157)	(313,614)	(271,543)	86.6%
Change in fair value of conversion option on convertible notes	—	(37,497)	37,497	100.0%
Change in fair value of private warrants liability	387,228	—	387,228	100.0%
Change in fair value of derivative liability	(14,342)	—	(14,342)	100.0%
Other, net	282,183	154,360	127,823	82.8%
Total other income (expense), net	69,912	(196,751)	266,663	(135.5)%
Loss before taxes	(27,161,890)	(4,884,134)	(22,277,756)	456.1%
Income tax expense	1,000	1,000	—	—%
Net loss	$(27,162,890)	$(4,885,134)	$(22,277,756)	456.0%
Less: Net loss attributable to non-controlling interests	(209,243)	—	(209,243)	100.0%
Net loss attributable to Nuvve Holding Corp.	$(26,953,647)	$(4,885,134)	$(22,068,513)	451.7%

Revenue
Total revenue was flat at $4.2 million for the year ended December 31, 2021 and year ended December 31, 2020. The increase in products and services revenue, was mostly offset by a decrease in grants revenue. Products revenue for the year ended December 31, 2021 consist of DC and AC Chargers of about $2.2 million, grid services revenue of $0.4 million, and engineering services of $0.3 million.
Cost of Product and Service Revenue
Cost of product and service revenues for the year ended December 31, 2021, increased by $1.5 million, or 284.2%, primarily due to the sales of charging stations in the United States, with no similar activity in the comparable period. Product and service margins decreased by 41.7%, to 31.4%, from 73.2% compared to the same prior year period mostly due to a higher mix of hardware charging stations sales and a lower mix of engineering services in the current year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $22.9 million for the year ended December 31, 2021 as compared to $5.5 million for the year ended December 31, 2020, an increase of $17.4 million, or 317.3%.
The increases during the year ended December 31, 2021 were primarily attributable to increases in compensation expenses of $12.3 million, including share-based compensation and non-recurring severance costs related to departures of former employees, $0.5 million of professional fees related to internal operational reviews, $3.2 million of governance and other public company costs associated with the completion of the Business Combination and the Company becoming a recapitalized publicly traded company in March 2021, and $0.8 million representing expenses resulting from the consolidation of Levo's activities beginning in the third quarter of our year ended December 31, 2021.
Research and Development Expenses
Research and development expenses increased by $3.6 million, or 125.8%, from $2.9 million for the year ended December 31, 2020 to $6.5 million for the year ended December 31, 2021. The increases during the year ended December 31, 2021 were primarily attributable to hiring of engineering personnel, which resulted in increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of private warrants liability and derivative liability, change in fair value of conversion option on convertible notes, and other, net. Other income (expense) increased by $0.27 million, from $0.20 million of other expense for the year ended December 31, 2020 to $0.07 million in other expense for the year ended December 31, 2021.
The increases during the year ended December 31, 2021 were primarily attributable to the interest expense on the convertible debenture, the change in fair value of the private warrants liability and derivative liability, and the beneficial conversion feature associated with the convertible debenture, partially offset by the gains on the forgiveness write-off of the PPP loan. The debenture was converted upon the closing of the Business Combination and will not be recurring.
Income Taxes
In the years ended December 31, 2021 and 2020, we recorded nominal income tax expenses. The income tax expenses during the years ended December 31, 2021 and 2020 were nominal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss includes the net loss attributable to Stonepeak and Evolve, the holders of non-controlling interests in Levo, on our consolidated statements of operations. We began consolidating the results of operations of Levo during the third quarter of our year ended December 31, 2021.
Net loss increased by $22.3 million, or 456.0%, from $4.9 million for the year ended December 31, 2020 to $27.2 for the year ended December 31, 2021. The increase in net loss primarily due to increase in expenses of $22.5 million and increase in other expense of $0.3 million for the aforementioned reasons.

Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest in Levo was $0.1 million for the year ended December 31, 2021.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve (see Note 19 to the Consolidated Financial Statements included in this annual report on Form 10-K for details). We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidate Levo and record a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the year ended December 31, 2021.

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, Nuvve had a cash balance, working capital, and stockholders’ equity of $32.4 million, $37.3 million and $79.3 million, respectively.
Prior to the Business Combination, Nuvve funded its business operations primarily with the issuance of equity and convertible notes, borrowings and cash from operations. Nuvve has incurred net losses and negative cash flows from operations since its inception. During the year ended December 31, 2021, Nuvve raised net proceeds of $61.8 million from the Business Combination, the PIPE offering, and related transactions. Nuvve has been able to raise funds primarily through the Business Combination and PIPE Offering to support its business operations, although there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all.
Nuvve believes that its cash balance as of December 31, 2021, in addition to its cash flows from operations, will be sufficient to fund its working capital and capital expenditure requirements for the next 12 months from the filing date of this Annual Report.
Equity Forward Purchase

Pursuant to a letter agreement dated April 23, 2021, Nuvve’s Chief Executive Officer and Chief Operating Officer committed to purchase from Nuvve, and Nuvve is committed to sell to them, 134,499 shares of Nuvve common stock for $14.87 per share or a total of $2,000,000. The parties are committed to purchase/sell the shares on or before April 23, 2022.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS. Levo utilizes our proprietary V2G technology, and the capital commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their capital commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 19 to the Consolidated Financial Statements included in this annual report on Form 10-K for details of the definitive agreements.
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

Cash Flows

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(29,207,200)	$(3,078,943)
Investing activities	(265,475)	(22,504)
Financing activities	59,737,708	5,239,897
Effect of exchange rate on cash	199,592	(189,258)
Net increase (decrease) in cash and restricted cash	$30,464,625	$1,949,192
Net cash used in operating activities during the year ended December 31, 2021 was $29.2 million as compared to net cash used of $3.1 million in the year ended December 31, 2020. The $26.1 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the year ended December 31, 2021 as compared to the same prior period. Working capital during the year ended December 31, 2021 was impacted by, among other items, lower net revenues and the related net loss of $27.2 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the year ended December 31, 2021 and 2020, cash used in investing activities was $0.27 million and $0.02 million, respectively. Net cash used in investing activities in both years were for used to purchase fixed assets.
Net cash provided by financing activities for the year ended December 31, 2021 was $59.7 million, of which $58.2 million was provided in connection with the Business Combination, $14.3 million was provided in connection with the PIPE offering, $3.1 million was provided through the issuance of Levo's preferred stock, and $0.6 million was provided from the exercise of stock options, partially offset by issuance costs of $4.0 million, the repayment of Newborn sponsor loans of $0.5 million, the $6.0 million repurchase of common stock, the payment of investor stock liability of $2.0 million and the payment of legal and accounting costs of $1.0 million associated with the Business Combination.
Cash provided by financing activities for the year ended December 31, 2020 was $5.2 million, of which $4.0 million was provided from proceeds from issuance of convertible debenture, and $1.2 million was provided from proceeds from PPP and EDF loans.
Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to a supplier for 250 DC Chargers, for a total amount of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. On December 23 and December 27, 2021, Nuvve received a partial shipment of 80 of the DC Chargers, for which Nuvve paid $3.1 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. The supplier is in the process of bringing the delivered DC Chargers into full conformance and the parties are negotiating a revised PO for the delivery of the remaining DC Chargers subject to the original PO.
In the event Nuvve and the supplier are unable to agree to a revised PO, Nuvve believes it has duly terminated the original PO, based on Nuvve's belief that the supplier failed to timely delivery conforming DC Chargers. The supplier asserts, however, that the original PO was non-cancellable and non-refundable, notwithstanding such alleged breach. Nuvve believes the supplier’s position does not have merit and Nuvve would defend itself vigorously should any proceeding result from such dispute. However, the outcome of any such proceeding would be inherently uncertain, and there can be no assurance that Nuvve would prevail. The amount and/or timing of any liability resulting from such a proceeding is not reasonably estimable at this time.
Business Combination and PIPE Investment
Immediately prior to the closing of the Business Combination on March 19, 2021, Newborn consummated the sale of $14,250,000 of Newborn’s ordinary shares and warrants in the PIPE pursuant to the Subscription Agreements. See Note 2 to the Consolidated Financial Statements included in this annual report on Form 10-K for more information. In addition, immediately prior to the closing of the Business Combination, the principal and interest earned on the Bridge Loan (see Note 11 to the Consolidated Financial Statements included in this annual report on Form 10-K for further information) was automatically converted into 2,562,005 shares of common stock of Nuvve Corp. based on a stated conversion price of $1.56 per share of Nuvve Corp. common stock (equivalent to $7.50 per share of the Nuvve’s common stock). At the effective time of the Business Combination, subject to the terms and conditions of the Merger Agreement, each share of Nuvve Corp. common stock (including the shares of Nuvve Corp. common stock issued upon conversion of Nuvve Corp.'s Series A preferred stock and upon conversion of the Bridge Loan immediately prior to the closing) was canceled and converted into the right to receive the number of shares of Nuvve’s common stock equal to the Closing Exchange Ratio. As part of the Business Combination, Newborn was merged with and into Nuvve, the separate corporate existence of Newborn ceased and Nuvve continued as the surviving corporation. Upon the closing of the merger with Nuvve, each of Newborn’s outstanding units was automatically separated into its constituent securities and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the PIPE Investors) were converted into a like number of equivalent securities of the Company, except that each of Newborn’s rights was converted automatically into one-tenth of one share of Nuvve’s common stock in accordance with its terms. In connection with the closing, Nuvve changed its name to Nuvve Holding Corp.
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
Pursuant to a Purchase and Option Agreement between Nuvve and a former stockholder of Nuvve Corp., 600,000 shares of Nuvve’s common stock were repurchased immediately after the closing for $6,000,000 out of the proceeds available from the Trust Account.
After the closing of the above transactions, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, and deposit into escrow of $495,000 to cover the balance of the PPP Loan (see Note 11 to the Consolidated Financial Statements included in this annual report on Form 10-K for further information), Nuvve received total net proceeds in cash of $62,018,410 result of the above transactions.

Off-Balance Sheet Arrangements
Nuvve is not a party to any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of Nuvve’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires Nuvve to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Nuvve’s estimates are based on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
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
Nuvve may enter into contracts with customers that include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, Nuvve evaluates whether the individual products and services qualify as distinct performance obligations. In Nuvve’s assessment of whether products and services are a distinct performance obligation, it determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires Nuvve to assess the nature of each of its networked charging systems, subscriptions, and other performance obligations and how they are provided in the context of the contract with the customer, including whether the performance obligations are significantly integrated, which requires judgment based on the facts and circumstances of the contract.
The transaction price for each customer contract is determined based on the amount Nuvve expects to be entitled to receive in exchange for transferring the promised products or services to the customer. For the most part, collectability of revenue is reasonably assured based on historical evidence of collectability of fees Nuvve charges its customers. However, judgement may be required in estimating variable consideration promised in customer contracts. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees, collected on behalf of customers who offer public charging for a fee.
When agreements involve multiple distinct performance obligations, Nuvve accounts for individual performance obligations separately if they are distinct. Nuvve applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Nuvve determines SSP based on the observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, Nuvve estimates the SSP using the residual approach.
Nuvve has entered into various agreements for research and development services. The terms of these arrangements typically include terms whereby Nuvve receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs. At the inception of each arrangement that includes milestone payments, Nuvve evaluates whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Nuvve applies considerable judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. At the end of each subsequent reporting period, Nuvve reevaluates the probability of achievement of all milestones subject to certain constraints, such as construction of EV charging stations site, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
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
For sales of finished products (charging stations) to customers which are distinct performance obligations, Nuvve satisfies its performance obligation and records revenues when transfer of control has passed to the customer, which Nuvve has determined as the date at which the product ships and generally does not include any variable considerations. The transaction price is determined based upon the invoiced sales price and generally does not include any variable consideration. Payment terms generally require remittance from customer within 30 days of the sale date. When charging stations are sold as part of a solution, Nuvve satisfies its performance obligation and records revenues when the charging stations are installed and commissioned.
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

The creditors of the consolidated VIEs do not have recourse to us other than to the assets of the consolidated VIEs. See Note 2 to its consolidated financial statements included elsewhere in this report for details.
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

	Years Ended December 31,
	2021	2020
Expected life of options (in years)	6.0	—
Dividend yield	0%	—
Risk-free interest rate	1.02%	—
Expected volatility	60.2%	—
There were no stock options granted during the year ended December 31, 2020.
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
Nuvve’s valuations of Nuvve Common Stock prior to Nuvve becoming a public company are determined in accordance with ASC 820, Fair Value Measurement and the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The assumptions used to determine the estimated fair value of Nuvve Common Stock prior to Nuvve becoming a public company are based on numerous objective and subjective factors, combined with management’s judgment, including:
•third-party valuations of its common stock;
•external market conditions affecting the EV industry and trends within the industry;
•the rights, preferences, and privileges of Nuvve convertible Series A preferred stock relative to those of Nuvve Common Stock;
•the prices at which Nuvve sold shares of its common stock;
•Nuvve financial condition and operating results, including its levels of available capital resources;
•the progress of Nuvve research and development efforts, its stage of development, and business strategy;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Nuvve given prevailing market conditions;
•the history and nature of Nuvve’s business, industry trends, and competitive environment;
•the lack of marketability of Nuvve Common Stock;
•equity market conditions affecting comparable public companies; and
•general U.S. and global market conditions.
In determining the fair value of Nuvve Common Stock prior to Nuvve becoming a public company, Nuvve established the enterprise value of its business using the market approach and the income approach. Nuvve also estimated the enterprise value by reference to the closest round of equity financing preceding the date of the valuation if such financing took place around the valuation date. Under the income approach, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over multiple years based on forecasted financial information provided by Nuvve’s management and a terminal value for the residual period beyond the discrete forecast, which are discounted at its estimated weighted-average cost of capital to estimate its enterprise value. Under the market approach, a group of guideline publicly-traded companies with similar financial and operating characteristics to Nuvve are selected, and valuation multiples based on the guideline public companies’ financial information and market data are calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to Nuvve’s historical and forecasted revenue results.
In allocating the equity value of Nuvve’s business among the various classes of equity securities, Nuvve used the option pricing model (“OPM”) method, which models each class of equity securities as a call option with a unique claim on its assets. The OPM treats Nuvve Common Stock and convertible Series A preferred stock as call options on an equity value with exercise prices based on the liquidation preference of its redeemable convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after its redeemable convertible preferred stock is liquidated. The exclusive reliance on the OPM is appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.
Since August 2020, Nuvve used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common shares based upon an analysis of future values of Nuvve, assuming various outcomes.
The common share value was based on the probability-weighted present value of expected future investment returns considering two possible scenarios available as well as the rights of each class of shares. These two scenarios are: (i) a transaction with a SPAC and (ii) remaining a private company. The value of the common shares was determined based on an analysis of Nuvve’s operations and projections as of the valuation date, as well as its expected SPAC value for which we have discounted back to the valuation date at an appropriate risk-adjusted discount rate. We then probability weighted each outcome to arrive at an indication of value for the common shares. Nuvve used the OPM and the PWERM to allocate the equity value of its business among the various classes of stock.
After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock. The DLOM was meant to account for the lack of marketability of Nuvve's common stock that was not publicly traded. In making the final determination of the common stock value, consideration was also given to recent sales of common stock.
Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding Nuvve’s expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact Nuvve’s valuations as of each valuation date and may have a material impact on the valuation of Nuvve Common Stock. Following the Business Combination, it is not necessary to estimate the fair value of the Company’s Common Stock as the shares are traded in a public market.
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
Recent Accounting Pronouncements
See Note 2 to Nuvve’s consolidated financial statements included elsewhere in this report for more information regarding recently issued accounting pronouncements.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Nuvve is an “emerging growth company” as defined in Section 2(A) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period.
Nuvve expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Nuvve (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare Nuvve’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 to the consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the year ended December 31, 2021.
In addition, Nuvve intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, Nuvve intends to rely on such exemptions, Nuvve is not required to, among other things: (a) provide an auditor’s attestation report on Nuvve’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); or (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
Nuvve will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Nuvve’s first fiscal year following the fifth anniversary of Newborn’s IPO, (b) the last date of Nuvve’s fiscal year in which Nuvve has total annual gross revenue of at least $1.07 billion, (c) the date on which the Company is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Nuvve has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8.    Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth at the end of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed below, there has been no change in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which we started remediating but have not completed the remediation as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities; and (ii) documentation of financial closing policies and procedures, including consistently establishing approval thresholds, adhering to appropriate document retention and record-keeping practices, and documenting the review of agreements and accounting estimates. As of December 31, 2021, we have taken a number of actions to remediate these material weaknesses, including:
•utilizing outside accounting and financial reporting consultants to supplement the Company’s resources in the area of financial close and the accounting implications of complex accounting matters;
•engaging SEC compliance and technical accounting consultants to assist in evaluating complex transactions for conformity with the U.S. GAAP;
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
Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Part IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Documents Filed with Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020
Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(b)    Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	8-K	3.2	3/25/2021
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	*
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Nuvve Holding Corp. 2020 Equity Incentive Plan	424B3	Annex C	2/17/2021
10.5	Employment Agreement with Gregory Poilasne	8-K	10.10	3/25/2021
10.6	Employment Agreement with Ted Smith	8-K	10.11	3/25/2021
10.7	Employment Agreement with David Robson	8-K	10.12	3/25/2021
10.8	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.9#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.10#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.11	Warrant Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.1	5/17/2021
10.12	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.2	5/17/2021
10.13	Registration Right Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.3	5/17/2021
10.14#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.15#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.16#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021
10.17#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.18#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
21.1	List of Subsidiaries of Nuvve Holding Corp.	*
23.1	Comsent of Moss Adams LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
_____________________
*    Filed herewith.
+    Furnished herewith.
†    Filed by Newborn Acquisition Corp., the predecessor to the registrant.
#    Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVVE HOLDING CORP.

	March 31, 2022	By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date
By:	/s/ Gregory Poilasne	Chairman and Chief Executive Officer	March 31, 2022
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	President, Chief Operating Officer, and Director	March 31, 2022
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
David G. Robson

By:	/s/ Richard A. Ashby	Director	March 31, 2022
Richard A. Ashby

By:	/s/ Jon M. Montgomery	Director	March 31, 2022
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 31, 2022
H. David Sherman

By:	/s/ Angela Strand	Director	March 31, 2022
Angela Strand

By:	/s/ Kenji Yodose	Director	March 31, 2022
Kenji Yodose

By:	/s/ Rashida La Lande	Director	March 31, 2022
Rashida La Lande

Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Nuvve Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvve Holding Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 31, 2022

We have served as the Company’s auditor since 2018.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash	$32,360,520	$2,275,895
Restricted cash	380,000	—
Accounts receivable	1,886,708	999,897
Inventories	11,118,188	1,052,478
Security deposit, current	—	20,427
Prepaid expenses and other current assets	1,036,645	416,985
Total Current Assets	46,782,061	4,765,682

Property and equipment, net	356,194	95,231
Intangible assets, net	1,481,077	1,620,514
Investment	670,951	670,951
Right-of-use operating lease assets	3,483,042	—
Deferred financing costs	43,562,847	—
Financing receivables	138,161	—
Security deposit, long-term	3,057	3,057
Total Assets	$96,477,390	$7,155,435

Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$5,738,873	$2,960,249
Accrued expenses	2,874,018	586,396
Deferred revenue	719,771	196,446
Debt	—	4,294,054
Operating lease liabilities - current	41,513	—
Other liabilities	110,574	—
Total Current Liabilities	9,484,749	8,037,145

Operating lease liabilities - noncurrent	3,441,642	—
Warrants liability	866,000	—
Derivative liability - non-controlling redeemable preferred shares	511,948	—
Other long-term liabilities	18,860	—
Total Liabilities	14,323,199	8,037,145

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding; aggregate liquidation preference of $3,200,760 at December 31, 2021	2,885,427	—
Stockholders’ (Deficit) Equity
Convertible preferred stock, $0.0001 par value, zero and 30,000,000 shares authorized; zero and 16,789,088 shares issued and outstanding; aggregate liquidation preference of $0 and $12,156,676 at December 31, 2021 and December 31, 2020, respectively	—	1,679
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 18,861,130 and 9,122,996 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,888	2,616
Additional paid-in capital	127,138,504	19,650,659
Accumulated other comprehensive income (loss)	113,446	(77,841)
Accumulated deficit	(47,412,470)	(20,458,823)
Nuvve Holding Corp. Stockholders’ Equity (Deficit)	79,841,368	(881,710)
Non-controlling interests	(572,604)	—
Total Stockholders’ Equity (Deficit)	79,268,764	(881,710)
Total Liabilities, Mezzanine equity and Stockholders’ Equity (Deficit)	$96,477,390	$7,155,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue
Products and services	$2,920,627	$1,943,151
Grants	1,270,138	2,266,546
Total revenue	4,190,765	4,209,697
Operating expenses
Cost of product and service revenue	2,002,197	521,068
Selling, general, and administrative	22,896,125	5,487,037
Research and development	6,524,245	2,888,975
Total operating expenses	31,422,567	8,897,080

Operating loss	(27,231,802)	(4,687,383)
Other income (expense)
Interest expense	(585,157)	(313,614)
Change in fair value of conversion option on convertible notes	—	(37,497)
Change in fair value of warrants liability	387,228	—
Change in fair value of derivative liability	(14,342)	—
Other, net	282,183	154,360
Total other income (expense), net	69,912	(196,751)
Loss before taxes	(27,161,890)	(4,884,134)
Income tax expense	1,000	1,000
Net loss	$(27,162,890)	$(4,885,134)
Less: Net loss attributable to non-controlling interests	(209,243)	—
Net loss attributable to Nuvve Holding Corp.	$(26,953,647)	$(4,885,134)
Less: Preferred dividends on redeemable non-controlling interests	101,856	—
Less: Accretion on redeemable non-controlling interests preferred shares	261,505	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(27,317,008)	$(4,885,134)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(1.64)	$(0.55)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	16,654,495	8,821,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
Net loss	$(27,162,890)	$(4,885,134)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	191,287	(185,461)
Total Comprehensive loss	$(26,971,603)	$(5,070,595)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(209,243)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(26,762,360)	$(5,070,595)
Less: Preferred dividends on redeemable non-controlling interests	(101,856)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(261,505)	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(26,398,999)	$(5,070,595)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2019	16,789,088	$1,679	24,542,314	$2,454	$17,131,913	$107,620	$(15,573,689)	$—	$1,669,977
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(15,763,398)	(1,576)	3,255	—	—		—
Balances December 31, 2019, effect of reverse recapitalization (refer to Note 2)	—	—	8,778,916	878	17,135,168	107,620	(15,573,689)	—	1,669,977
Contingent beneficial conversion feature	—	—	—	—	97,144	—	—	—	97,144
Conversion of convertible notes payable	—	—	1,539,225	154	1,799,213	—	—	—	1,799,367
Exercise of stock options	—	—	80,583	8	22,854	—	—	—	22,862
Stock-based compensation	—	—	—	—	599,535	—	—	—	599,535
Currency translation adjustment	—	—	—	—	—	(185,461)	—	—	(185,461)
Net loss	—	—	—	—	—	—	(4,885,134)	—	(4,885,134)
Balances December 31, 2020, as previously reported	16,789,088	1,679	26,162,122	2,616	19,650,659	(77,841)	(20,458,823)	—	(881,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances December 31, 2020, effect of reverse recapitalization (refer to Note 2)	—	—	9,122,996	912	19,654,042	(77,841)	(20,458,823)	—	(881,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,484,821	—	—	—	51,485,627
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of warrants to Stonepeak and Evolve	—	—	—	—	27,112,471	—	—	—	27,112,471
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Exercise of stock options	—	—	234,506	25	576,503	—	—	—	576,528
Stock-based compensation	—	—	—	—	4,219,989	—	—	—	4,219,989
Currency translation adjustment	—	—	—	—	—	191,287	—	—	191,287
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(101,856)	(101,856)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(261,505)	(261,505)
Net loss	—	—	—	—	—	—	(26,953,647)	(209,243)	(27,162,890)
Balances December 31, 2021	—	—	18,861,130	$1,888	$127,138,504	$113,446	$(47,412,470)	$(572,604)	$79,268,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(27,162,890)	$(4,885,134)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	167,558	164,986
Share-based compensation	4,219,989	599,535
Beneficial conversion feature on convertible debenture	427,796	37,497
Convertible note issued for services	—	28,000
Accretion of discount on convertible notes	—	94,500
Accretion of discount on convertible debenture	116,147	65,519
Change in fair value of warrants liability	(387,228)	—
Loss on disposal of asset	1,326	—
Gain on extinguishment of PPP Loan	(492,100)	—
Interest expense related to notes converted at discount	—	97,144
Noncash lease expense	3,636	—
Change in operating assets and liabilities
Accounts receivable	(887,697)	(187,090)
Inventory	(10,065,710)	(835,691)
Prepaid expenses and other assets	(693,756)	(71,423)
Accounts payable	2,780,890	1,458,267
Accrued expenses	2,138,574	247,192
Deferred revenue	626,265	107,755
Net cash used in operating activities	(29,207,200)	(3,078,943)
Investing activities
Proceeds from sale of property and equipment	7,649	—
Purchase of property and equipment	(273,124)	(22,504)
Net cash used in investing activities	(265,475)	(22,504)
Financing activities
Proceeds from issuance of convertible debenture	—	4,000,000
Proceeds from issuance of convertible notes	—	988,500
Proceeds from Newborn Escrow Account	58,184,461	—
Redemption of Newborn shares	(18,629)	—
Issuance costs related to reverse recapitalization and PIPE offering	(3,970,657)	—
Proceeds from PIPE offering	14,250,000	—
Repayment of Newborn sponsor loans	(487,500)	—
Repurchase of common stock from EDF	(6,000,000)	—
Newborn cash acquired	50,206	—
Purchase of stock from investor	(2,000,000)	—
Payment of financing costs	(1,000,000)	(263,565)
Payment of finance lease obligations	(5,839)	—
Proceeds from PPP/EIDL Loan	—	652,000
Repayment of EIDL Loan	—	(159,900)
Proceeds from exercise of stock options	576,528	22,862
Issuance Costs Related to Preferred Stock	(2,939,766)	—
Issuance of Redeemable Preferred Stock	3,138,000	—
Payment of Preferred Stock dividends	(39,096)	—
Proceeds from shareholder loan	—	75,000
Repayment proceeds from shareholder loan	—	(75,000)
Net cash provided by financing activities	59,737,708	5,239,897
Effect of exchange rate on cash	199,592	(189,258)
Net increase in cash and restricted cash	30,464,625	1,949,192
Cash and restricted cash at beginning of year	2,275,895	326,703
Cash and restricted cash at end of year	$32,740,520	$2,275,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2021	2020
Supplemental Disclosure of cash information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$800	$800

Supplemental Disclosure of Noncash Financing Activity
Convertible notes issued in exchange for deferred salary liability to an officer	$—	$471,129
Issuance of convertible notes for services	$—	$28,000
Conversion option issued	$—	$94,500
Conversion of preferred stock to common stock	$1,679	$—
Conversion of debenture and accrued interest to common shares	$3,999,435	$1,799,367
Conversion of shares due to reverse recapitalization	$3,383	$—
Beneficial conversion feature	$—	$97,144
Issuance of common stock for merger success fee	$2,085,299	$—
Non-cash merger transaction costs	$2,085,299	$—
Accrued transaction costs related to reverse recapitalization	$189,434	$—
Issuance of private warrants	$1,253,228	$—
Forgiveness of PPP Loan	$492,100	$—
Issuance of Stonepeak and Evolve warrants	$30,234,000	$—
Issuance of Stonepeak and Evolve options	$12,584,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 4, 2021, the Company formed Levo Mobility LLC, a Delaware limited liability company ("Levo"), with Stonepeak Rocket Holdings LP, a Delaware limited partnership ("Stonepeak"), and Evolve Transition Infrastructure LP, a Delaware limited partnership ("Evolve"). Levo is a consolidated entity of the Company. Please see Note 19 for a summary description of the key items of the Levo agreements, and Note 2 for the principles of consolidation.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $47.4 million as of December 31, 2021. During the year ended December 31, 2021, the Company incurred a net loss of $27.2 million and used $29.2 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.

The Company expects its cash and cash equivalents as of March 31, 2022 will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Actual results could be different from management's estimates and should actual results be less favorable than these estimates management would ultimately need to take corrective steps to improve future operating results and its financial condition.
(b)Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries and its consolidated variable interest entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company formed Levo with Stonepeak and Evolve (see Note 19 for details), in which the Company owns 51% of Levo's common units. The Company has determined that Levo is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Levo and records a non-controlling interest for the share of the entity owned by Stonepeak and Evolve.

Assets and Liabilities of Consolidated VIEs

The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net loss attributable to non-controlling

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interests" in the consolidated statements of operations and "Non-controlling interests" in the consolidated balance sheets. See Note 20 for details of non-controlling interests. The Company began consolidating the assets, liabilities and results of operations of Levo during the quarter ended September 30, 2021. The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE.

The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2021:

December 31, 2021
Assets
Cash	$28,446
Deferred financing costs	3,920,323
Total Assets	$3,948,769

Liabilities and Mezzanine Equity
Accrued expenses	$116,754
Derivative liability - non-controlling redeemable preferred shares	511,948
Total Liabilities	$628,702
(c)Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders") who also own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified outside of permanent equity in the Company’s consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 20 for details.
(d)Non-controlling interests
The Company presents non-controlling interests as a component of equity on its consolidated balance sheets and reports the portion of its earnings or loss for non-controlling interest as net earnings or loss attributable to non-controlling interests in the consolidated statements of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Closing Exchange Ratio was determined by taking (i) a number of shares of the Company’s common stock equal to (A) the Closing Merger Consideration (as defined below), divided by (B) $10.00 per share, and dividing it by (ii) the sum of (x) the total number of shares of Nuvve Corp.’s common stock outstanding as of immediately prior to closing (including the shares issued upon conversion of Nuvve Corp.’s preferred stock, but excluding the shares issued upon conversion of the Bridge Loan) and (y) the total number of shares of Nuvve Corp.’s common stock issuable upon exercise of Nuvve Options outstanding immediately prior to the closing. The “Closing Merger Consideration” was determined by taking $100,000,000, subtracting the amount of Nuvve Corp.’s indebtedness for borrowed money as of the closing of the Acquisition Merger (excluding Payroll Protection Program loans eligible for forgiveness – see Note 11), which was zero, and adding the aggregate exercise price of the Nuvve Options outstanding as of the date of the Merger Agreement or granted prior to the closing of the Acquisition Merger, which was $4,265,785.
Additionally, the former stockholders of Nuvve Corp. would have been entitled to receive up to 4.0 million earn-out shares of the Company’s common stock if, for the year ending December 31, 2021, the Company’s revenue equaled or exceeded $30,000,000. The former Nuvve Corp. stockholders would have been entitled to a portion of the earn-out shares only if they continued to hold their shares of the Company’s common stock received in the Acquisition Merger through the earn-out payment date. As the Company's target revenue of $30,000,000 for the year ending December 31, 2021, was not met, the former stockholders of Nuvve Corp. were not entitled to receive up to the 4.0 million earn-out shares of the Company’s common stock.
Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between the Company and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corp. and the owner of more than 5% of the Company’s common stock, immediately after the closing, the Company repurchased 600,000 shares of the Company’s common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of the Company’s common stock back to the Company at a price per share of $14.87 (the average closing price over the five preceding trading days). The share repurchase was completed on April 26, 2021 (see Note 12).
As agreed between the parties to the Merger Agreement, immediately following the closing of the Acquisition Merger, the Company’s board of directors consisted of seven directors, five of whom were designated by Nuvve and two of whom were designated by Newborn. A majority of the directors qualified as independent directors under rules of Nasdaq.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Each unit issued in the initial public offering consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Public Warrant”), and one right automatically convertible into one-tenth of an ordinary upon completion of an initial business combination. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Each unit in the private placement consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Private Warrant”), and one right automatically convertible into one-tenth of an ordinary share upon completion of an initial business combination. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed by Newborn in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). On the Closing Date of the Business Combination, the balance in the Trust Account was $58,471,961. After the closing of the Business Combination, and other transactions described above, including payment of $18,630 for redemptions of ordinary shares by Newborn stockholders, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, repurchase of $6,000,000 in common shares held by EDF Renewables, and transfer into an escrow account with Silicon Valley Bank of $495,000 to cover the balance of the Company’s PPP Loan payable (Note 11), the Company received total net proceeds from the Trust Account in cash of $47,768,410.
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
(h)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions made by management include the impairment of intangible assets, estimated allowance for doubtful accounts receivable, the net realizable value of inventory, the grant date fair value of share-based payments, the fair value of notes payable conversion options, revenue recognition, the fair value of warrants, the fair value of the derivative liability - non-controlling redeemable preferred shares, realizability of the deferred financing costs, the recognition and disclosure of contingent liabilities.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(j)Foreign Currency Matters
For Nuvve Corp., Nuvve SaS, and Nuvve LTD, the functional currency is the U.S. dollar. All local foreign currency asset and liability amounts are remeasured into U.S. dollars at balance sheet date exchange rates, except for inventories, prepaid expenses, and property, plant, and equipment, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations.
The financial position and results of operations of the Company’s non-U.S. dollar functional currency subsidiary, Nuvve Denmark, are measured using the subsidiary’s local currency as the functional currency. The Company translates the assets and liabilities of Nuvve Denmark into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses for the subsidiary are translated using rates that approximate those in effect during the period. The resulting translation gain and loss adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency translation adjustments are included in other comprehensive income in the consolidated statements of operations and comprehensive loss.
(k)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.
Pursuant to the Business Combination agreement, $495,000 of the proceeds received from Newborn’s trust account were required to be set aside in trust for the possible repayment of the Company’s Payroll Protection Plan (“PPP”) loan (Note 11). The Company applied for forgiveness of the PPP loan. In June 2021, the PPP loan was fully forgiven and the $495,000 in trust was released to the Company.

In May 2021, in connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease. This amount securing the letter of credit was recorded as restricted cash as of December 31, 2021.
(l)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Based on the analysis the Company recorded an allowance for doubtful accounts as of December 31, 2021, but did not record an allowance for doubtful accounts for December 31, 2020. See Note 7 for details.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(m)Concentrations of Credit Risk

At December 31, 2021 and 2020, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2021 and 2020, one customer accounted for 12.4%, and four customers in aggregate accounted for 62.3% of revenue, respectively.

During the years ended December 31, 2021 and 2020, the Company's top five customers accounted for approximately 44.0% and 70.8%, respectively, of the Company’s total revenue.

At December 31, 2021, two customers in aggregate accounted for 32.2% of accounts receivable. At December 31, 2020, four customers in aggregate accounted for 70.4% of accounts receivable.

Approximately 56.0% and 80.0% of the Company’s trade accounts receivable balance was with five customers at December 31, 2021 and 2020, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
(n)Inventories
Inventories, consisting primarily of EV charging stations, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At December 31, 2021, and December 31, 2020, the Company’s inventories consisted solely of finished goods, including school buses, added as of December 31, 2021, which the Company expect to lease or sell in the future. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.
(o)Property and Equipment, Net
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of operations.
(p)Intangible Assets
Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.
(q)Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the years ended December 31, 2021 and 2020.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.
In February 2019, the Company invested in common shares of Dreev SaS, (“Dreev”), a VIE, and determined it was not the primary beneficiary of the VIE (see Note 6). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of December 31, 2021, and December 31, 2020, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2021 or the year ended December 31, 2020.
(s)Deferred Financing Costs

Deferred financing costs consist of direct and incremental costs incurred and fees paid for a commitment to obtain financing. See Note 19 for details. As the commitment amount is funded, the carrying amount of the deferred financing costs is reduced and the amount is charged to additional-paid-in-capital. The deferred financing cost will be impaired if it becomes probable that funding of the full commitment amount will not occur.
(t)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. During the year ended December 31, 2021 and the year ended December 31, 2020, the Company did not contribute to the savings plan.
(u)Fair Value Measurement
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, convertible notes payable, convertible debenture, and the conversion option on the notes payable and warrants. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. The Company also considers counterparty risk and its own credit risk in its assessment of fair value.
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
The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests from the consolidated net earnings or loss (Note 15).
The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, shares issuable upon the conversion of the Series A Convertible Preferred stock (Note 12), exercise of warrants (Note 12), exercise of the unit purchase option (Note 12), and options to purchase common stock (Note 13) are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive (Note 15).

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company’s revenue is primarily derived from sales of EV charging stations, fees for cloud computing services related to providing access to the Company’s GIVe platform, and fees for extended warranty and maintenance services. The Company also has performed certain software development services and received government grants. GIVe platform access is considered a monthly series comprised of one performance obligation and fees are recognized as revenue in the period the services are provided to and consumed by the customer. The transaction price for each contract is allocated between the identified performance obligations based on relative estimated standalone selling prices.
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

The Company has entered into various agreements for research and development and software development services. The terms of these arrangements typically include terms whereby the Company receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs. At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue associated with

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The Company applies judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve a particular milestone in making this assessment. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
The Company occasionally sells extended warranty contracts on the charging stations, which includes maintenance of the equipment for a period (e.g., three years, five years, 10 years, 12 years). The warranty provides the customer with assurance that the product will function as intended for the period of the contract and maintenance services related to the equipment. Since the warranty provides a customer with a service in addition to the assurance that the product complies with agreed-upon specifications, the promised service is a performance obligation. Access to the warranty services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company recognizes warranty revenue ratably with the passage of time.
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
The Company’s contract liabilities consist solely of deferred revenue related to amounts billed, amounts unbilled or received in advance of services or products delivered.
(x)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions.
(y)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, incurred to obtain the contract and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of December 31, 2021, and December 31, 2020 and determined these to be immaterial to the consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(ab)Stock-Based Compensation
The Company accounts for share-based awards granted to employees and non-employees under the method prescribed by ASC 718-10, Stock Compensation (Note 13). Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.
(ac)Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenues:
United States	$3,326,427	$3,105,167
United Kingdom	485,628	816,502
Denmark	378,710	288,028
	$4,190,765	$4,209,697
The following table summarizes the Company’s long-lived assets in different geographic locations as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$1,811,607	$1,705,201
Denmark	25,664	10,544
	$1,837,271	$1,715,745

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ad)Leases

The Company makes a determination if an arrangement constitutes a lease at inception, and categorizes the lease as either an operating or finance lease. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company's Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, net and other liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.

The Company has entered into leases for building facilities and vehicles. The Company’s leases have remaining contractual terms of up to 10 years, some of which have options to extend the lease. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewals until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are combined for certain assets classes.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ba)Recently adopted accounting pronouncements
In July 2021, FASB issued Accounting Standards Update (“ASU 2021-05”), Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 provides that a lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: (1) the lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842, and (2) the lessor would’ve otherwise recognized a day-one loss. The classification as operating lease would eliminate recognition of a day-one loss or gain because the lessor does not recognize a net investment in the lease or derecognize the underlying asset. ASU 2021-05 aligns the lessor lease classification requirements under Topic 842 with the longstanding practice to account for certain leases with variable payments as operating leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. Adopting ASU 2021-05 did not have any material impact on the Company's consolidated financial statement of adoption during the year ended December 31, 2021, and there was no cumulative effect on retained earnings as of January 1, 2021 as a result of adoption of ASU 2021-05.
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
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-6”). ASU 2020-6 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-6 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-6 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020. The Company early adopted the provisions of ASU 2020-6 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception. Adopting ASU 2020-6 did not result in a cumulative impact of adoption as of March 31, 2021.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue based on revenue by service lines for the years ended December 31:

	Years Ended December 31,
	2021	2020
Revenue recognized over time:
Services	$797,127	$1,270,227
Grants	1,270,138	2,266,546
Products	2,123,500	672,924
Total revenue	$4,190,765	$4,209,697
The aggregate amount of revenue for the Company’s existing contracts with customers as of December 31, 2021 expected to be recognized in the future for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2022	$324,953
2023	133,129
Thereafter	261,689
Total	$719,771

During the year ended December 31, 2021, the Company recognized $358,161 of product revenue related to contracts with customers for which the Company determined that control of the equipment transferred to that customer. Of this amount, $220,000 was recorded within accounts receivable in the consolidated balance sheet as the Company expects to collect it in the short term. The remaining $138,141 represents the discounted amount for the equipment that will be collected over the life of the contract, adjusted for the estimated effect of a significant financing component. This amount is a long-term financing receivable recorded in the consolidated balance sheet.

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2021	Total Gains (Losses) For The Year Ended December 31, 2021
Recurring fair value measurements
Private warrants	$—	$—	$866,000	$866,000	$387,228
Derivative liability - non-controlling redeemable preferred shares	—	—	511,948	511,948	(14,342)
Total recurring fair value measurements	$—	$—	$1,377,948	$1,377,948	$372,886
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 12) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Private Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2020	$—	$—
Assumed at closing of merger	1,253,228	—
Initial fair value	—	497,606
Total (gains) losses for period included in earnings	$(387,228)	$14,342
Balance at December 31, 2021	$866,000	$511,948

The fair value of the level 3 Private Warrants was estimated at December 31, 2021 using the Black-Scholes model which used the following inputs: term of 4.2 years, risk free rate of 1.2%, no dividends, volatility of 54.0%, and strike price of $11.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2021 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.0 years to 7.0 years, risk free rate of 1.4%, no dividends, volatility of 53.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2021 and 2020.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve warrants and securities purchase agreement to purchase shares of the Company’s common stock (see Note 12 for details) at the date of issuance of May 17, 2021:

	Series B Warrants	Series C Warrants	Series D Warrants	Series E Warrants	Series F Warrants	Options
Fair value (in millions)	$12.8	$5.6	$4.8	$3.8	$3.2	$12.6
Valuation methodology	Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Black Scholes
Term (years)	10	10	10	10	10	7.50
Risk free rate	1.6%	1.6%	1.6%	1.6%	1.6%	1.4%
Exercise price	$10.0	$15.0	$20.0	$30.0	$40.0	$50.0
Volatility	55.0%	55.0%	55.0%	55.0%	55.0%	57.0%
Capital expenditure forecast (in millions)	N/A	$125.0	$250.0	$375.0	$500.0	N/A
Probability of warrants vesting	100.0%	96.9%	87.7%	78.2%	69.9%	N/A

Note 5 - Derivative Liability - Non-Controlling Redeemable Preferred Stock

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock of Levo is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the redemption features as a derivative liability is required because its economic characteristics and risks of the redemption features are considered more akin to a debt instrument, and therefore, not considered to be clearly and closely related to the economic characteristics and risks of the redeemable preferred stock host instrument. The economic characteristics of the redemption features are considered more akin to an debt instrument because the minimum redemption value could be greater than the face amount of the preferred stock, the redemption features are contingently exercisable, and the preferred stock carry a fixed mandatory dividend.

Accordingly, the Company has recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the Company’s consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 20.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table displays the fair value of derivatives by balance sheet line item at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$511,948	$—

Note 6 – Investment in Dreev
In October 2018, the Company entered into a Cooperation Framework Agreement (CFA) and in February 2019, the Company invested in an enterprise (the “Investment”) with EDF Pulse Croissance Holding (“EDF”), a related party (see Note 16), in which the companies incorporated an entity under the name of Dreev S.A.S., a société par actions simplifiée, organized in France (“Dreev”) in order to jointly develop and market V2G products in France, the UK, Belgium, and Italy (the “G4”). The Company licensed certain of its patents, know-how, and software copyrights (the “IP”) to Dreev to develop and commercialize the IP in the G4, with a promise to transfer the patents to Dreev in the future, in exchange for an initial 49% ownership stake in Dreev. Under the CFA, EDF has a call option to the ownership interest held by Nuvve under certain circumstances, and Nuvve has a put option on its ownership interest under certain circumstances.
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
Commencing in October 2018 and continuing through August 2020, the Company performed consulting services to Dreev related to transferring the IP, software development, and operations of Dreev. The consulting services were zero for the year ended December 31, 2021. The consulting services were $278,887 for the year ended December 31, 2020. The consulting services were provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the consolidated statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable on the consolidated balance sheets at December 31, 2021 and 2020:

		As of December 31,
		2021	2020
Trade receivables		$1,949,896	$999,897
Less: allowance for doubtful accounts		(63,188)	—
	Accounts receivable, net	$1,886,708	$999,897

Allowance for doubtful accounts:

	Balance December 31, 2019	$—
	Provision	—
	Write-off	—
	Recoveries	—
	Balance December 31, 2020	$—
	Provision	(63,188)
	Write-off	—
	Recoveries	—
	Balance December 31, 2021	$(63,188)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	As of December 31,
	2021	2020
DC Chargers	$7,687,598	$842,122
AC Chargers	232,920	163,346
Vehicles - School Buses (1)	3,180,000	—
Others	17,670	47,010
Total	$11,118,188	$1,052,478

__________________
(1)As of December 31, 2021, the Company has taken delivery of ten school buses it has committed to purchase from the manufacturer within one year from the purchase order date of May 26, 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Computers & Servers	$105,499	$1,426
Vehicles	168,862	156,745
Office furniture and equipment	161,771	—
Others	6,050	—
Total	442,182	158,171
Less: Accumulated Depreciation	(85,988)	(62,940)
Property, plant and equipment, net	$356,194	$95,231

	As of December 31,
	2021	2020
Depreciation expense	$27,280	$26,139

Note 10 – Intangible Assets
At both December 31, 2021 and 2020, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets were $139,437 for each of the years ended December 31, 2021 and 2020. Accumulated amortization totaled $610,480 and $471,042 at December 31, 2021 and 2020, respectively.

The net amount of intangible assets of $1,481,077 at December 31, 2021, will be amortized over the weighted average remaining life of 10.9 years.
Total estimated future amortization expense is as follows:

2022	$139,437
2023	139,437
2024	139,437
2025	139,437
2026	139,437
Thereafter	783,892
$1,481,077

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Debt
The following is a summary of debt as of December 31, 2021 and 2020 :

	December 31, 2021	December 31, 2020
6% Senior Secured Convertible Debenture	$—	$4,000,000
Payroll Protection Plan loan	—	492,100
	—	4,492,100
Less: discount on convertible debenture	—	(198,046)
Total debt - current	$—	$4,294,054
6% Senior Secured Convertible Debenture
Concurrently with the execution of the Merger Agreement between Nuvve Corp., the Company and Newborn (Note 2), on November 12, 2020, entered into a 6% Senior Secured Convertible Debenture (the “Debenture” or “Bridge Loan”) and a related Securities Purchase Agreement, whereby Nuvve received a loan in the amount of $4,000,000 from a single investor (the “Investor”). The Bridge Loan was funded on November 17, 2020, and the Company received net proceeds of $3,736,435, after deduction of issuance costs of $263,565, which were recorded as debt discount. The maturity date of the Bridge Loan was May 17, 2021. Interest on the Bridge Loan of 6% per annum was due at maturity or conversion of the Note. At the consummation of the Business Combination and the related PIPE financing, the principal and interest earned on the Bridge Loan was automatically converted into shares of common stock of the Company based on a conversion price of $1.56, which was exchanged in the Business Combination transaction for shares of the Company. The Debenture was collateralized by all assets of the Company and each Subsidiary pursuant to the Security Agreement, dated as of November 17, 2020 between the Company, the Subsidiaries of the Company and the Investor.

Interest expense on the Debenture for the year ended December 31, 2021 is $52,000. There was no interest expense on the Debenture for the year ended December 31, 2020. Additionally, a beneficial conversion feature interest expense charge of $427,796 was recorded resulting from the conversion of the Bridge Loans.
Convertible Notes Payable
Beginning in July 2018 and at various dates thereafter, the Company issued convertible notes payable ("Notes"). The Notes accrued interest at 5% per annum. The Notes were due at various dates ranging from January 31, 2019 to December 1, 2021 (Maturity Dates) (if called) or earlier upon the closing of a qualified next equity financing, as defined in the agreement ("Next Equity Financing"), or an IPO or liquidation event. In the event of a Next Equity Financing, the Notes balance, including accrued interest, would convert into shares of common or preferred stock issued in connection with the financing, at the lower of a price equal to (a) 80% of the price paid by investors participating in the Next Equity Financing or (b) a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. In the event of conversion at maturity, a liquidation event or an IPO, the Notes balance, including accrued interest, would be converted to equity securities at a conversion rate based on a fixed dollar amount stated in the Notes contract divided by the fully diluted shares outstanding. On November 17, 2020, the Company entered into the 6% Senior Secured Convertible Debenture, which met the definition of a Next Equity Financing. Accordingly, as of November 17, 2020, the total principal and accrued interest on the Notes then outstanding were converted into a total of 1,529,225 shares of the Company's common stock. As a result, at both December 31, 2021 and December 31, 2020, the outstanding balance on the Notes was zero.

The Next Equity Financing conversion options were identified as redemption features for accounting purposes. Accordingly, the redemption feature was bifurcated and recorded at estimated fair value. Since the Notes converted in November 2020, no amounts associated with the redemption feature are reflected in the consolidated balance sheets as of December 31, 2021 and December 31, 2020.
Interest expense recognized on the Convertible Notes during the year ended December 31, 2021 was zero. Interest expense recognized on the Convertible Notes during the year ended December 31, 2020 was $271,136.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PPP and EIDL Loans
In April 2020, the Company applied for, and in May 2020, the Company received a loan in the amount of $482,100 as a part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loan is also known as a Payroll Protection Program ("PPP") loan. The loan had a term of 2 years at an interest rate of 1% with principal and interest deferred for 6 months. The loan also was eligible for forgiveness if certain criteria were met. The Company applied for forgiveness of the PPP loan in June 2021, and it was fully forgiven. The PPP loan forgiveness has been classified as a gain on extinguishment loan in Other income (expenses) in the consolidated statements of operations.
Interest expense recognized on the PPP loan for the year ended December 31, 2021 was $1,607. Interest expense recognized on the PPP loan for the year ended December 31, 2020 was $3,214.
In March 2020, the Company applied for, and in May 2020, the Company received an Economic Injury Disaster Loan Emergency Advance ("EIDL") loan from the Small Business Administration in the amount of $149,900, along with a $10,000 advance. The terms of the loan were as follows: 1) interest rate of 3.75% per year, 2) repayment over a 30-year term, and 3) a deferment of payment of principal and interest for one year. On November 16, 2020, the Company repaid the principal and interest balance due on the EIDL loan from the SBA, therefore the balance of the EIDL loan at both December 31, 2021 and December 31, 2020 was zero. There was no interest expense recognized during the year ended December 31, 2020.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stockholders’ Equity
As of December 31, 2021, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).
Preferred Stock
The Board of Directors is expressly granted authority to issue shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a “Preferred Stock Designation”) and as may be permitted by the General Corporation Law of the State of Delaware. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation. No preferred stock of Nuvve Holding have been issued and or are outstanding.
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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See Note 19 for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B: $12.8 million, series C: $5.6 million, series D: $4.8 million, series E: $3.8 million and series F: $3.2 million. The fair values of the warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the reduction amount is charged to additional-paid-in capital. As of December 31, 2021, the commitment funded of $3.2 million has reduced the deferred financing costs, and charged to additional-paid-in capital.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at December 31, 2021 (there were no warrants outstanding at December 31, 2020):

	Number of Warrants	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	2,875,000	2,875,000	$11.50	March 19, 2026
Private Warrants	136,250	136,250	$11.50	March 19, 2026
PIPE Warrants	1,353,750	1,353,750	$11.50	March 19, 2026
Stonepeak/Evolve Warrants - series B	2,000,000	2,000,000	$10.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	1,000,000	500,000	$15.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	1,000,000	500,000	$20.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	1,000,000	500,000	$30.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	1,000,000	500,000	$40.00	May 17, 2031
	10,365,000	8,365,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. The Private Warrant is reflected as a liability in the consolidated balance sheet as of December 31, 2021 in the amount of $866,000 and the change in the fair value of the Private Warrant for the year ended December 31, 2021 of is reflected as a gain of $387,228 in the consolidated statement of operations.
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, a unit purchase option ("UPO") to purchase up to a total of 316,250 units at $11.50 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $11.50 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity in the consolidated balance sheets as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.
Put Option
On March 19, 2021, the Closing Date of the Business Combination, EDF Renewables exercised its put option on the Company’s common shares held by them (see Note 2). As a result, on April 26, 2021, the Company reacquired 134,449 shares of the Company's Common Stock from EDF Renewables for $2,000,000 in cash, at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise).
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provides them from time to time between November 13, 2021 and November 17, 2028, with the option in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See Note 19 for details. The grant-date fair value of the options to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the consolidated balance sheets as equity in additional-paid-in capital, as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of December 31, 2021, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of December 31, 2021, a total of 1,333,558 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense for the years ended December 31, 2021 and 2020 are as follows

	Years Ended December 31,
	2021	2020
Options	$2,643,242	$599,535
Restricted stock	1,514,120	—
Total	$4,157,362	$599,535
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the year ended December 31, 2021 for the 2010 Plan and the 2020 Plan.

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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	1,242,234	2.88	6.73	—
Granted	81,775	8.71	—	—
Exercised	(224,721)	2.47	—	—
Forfeited	(61,444)	6.58	—	—
Expired/Cancelled	(2,809)	2.78	—	—
Outstanding - December 31, 2021	1,035,035	3.21	5.90	5,688,501
Options Exercisable at December 31, 2021	832,865	2.31	5.28	5,329,855
Option Vested at December 31, 2021	832,865	2.31	5.28	5,329,855

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2021 was $4.06.
The following is a summary of the stock option activity under the 2020 Plan for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2020	—	—	—	—
Granted	1,797,450	12.85	9.27	—
Exercised	—	—	—	—
Forfeited	(194,500)	10.15	—	—
Expired/Cancelled	(100)	10.00	—	—
Outstanding - December 31, 2021	1,602,850	13.18	9.27	46,920
Options Exercisable at December 31, 2021	—	—	—	—
Option Vested at December 31, 2021	1,602,850	13.18	—	—
The weighted-average grant-date fair value of options granted during the year ended December 31, 2021 was $7.26.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the year ended December 31, 2021, was $62,449.
Other Information:

	Years Ended December 31,
	2021	2020
Amount received from option exercised	$576,528	$22,862

	December 31, 2021		Weighted average remaining recognition period
Total unrecognized options compensation costs	$10,430,700		3.15
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2020, and changes during the year ended December 31, 2021, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2020	—	—
Granted	378,698	11.09
Vested/Release	(9,775)	15.98
Cancelled/Forfeited	(15,106)	9.93
Nonvested and Outstanding at December 31, 2021	353,817	11.00
As of December 31, 2021, there was $2,535,780 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.7 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Income Taxes

Income tax provision for the years ended December 31, 2021 and 2020 is summarized as follows:

	Years Ended December 31,
	2021	2020
Federal	$—	$—
State	1,000	1,000
Current income tax expense	1,000	1,000

Federal	—	—
State	—	—
Deferred income tax expense	$—	$—

Provision for income tax	$1,000	$1,000

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $36,920,000 and state net operating loss carryforwards of approximately $19,084,000. Of the federal net operating loss carryforwards, $3,070,000 will begin to expire in 2034, and the remainder do not expire. The state net operating loss carryforwards will begin to expire in 2034. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that there has not been a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects that it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31:

	Years Ended December 31,
	2021	2020
Basis difference in equity investment	$(576,523)	$(660,140)
Accrued liabilities and other	1,007,644	144,332
Right-of-use assets	(845,240)	—
Lease liabilities	845,240	—
Net operating losses	9,953,429	5,257,099
Net deferred tax assets (liabilities) before valuation allowance	10,384,550	4,741,291
Valuation allowance	(10,384,550)	(4,741,291)
Net deferred tax assets (liabilities)	$—	$—

A valuation allowance of $10,384,550 as of December 31, 2021, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $5,643,259 during the year ended December 31, 2021. The Company’s effective tax rate is different from the federal statutory rate of 21% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

As of December 31, 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income tax as well as various states income tax. The Company’s income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to income is as follows:

	Years Ended December 31,
	2021	2020
Federal income tax at statutory rate	$(5,660,056)	$(1,025,668)
State income tax, net of federal benefit	(776,843)	(177,245)
Stock compensation	452,444	180,050
162(m) excess compensation	237,247	—
Change in valuation allowance	5,643,259	869,487
Other	104,949	154,376
Income tax expense	$1,000	$1,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net loss attributable to Nuvve Holding Corp. common stockholders	$(27,317,008)	$(4,885,134)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	16,654,495	8,821,226
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(1.64)	$(0.55)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Years Ended December 31,
	2021	2020
Stock options issued and outstanding	2,424,410	1,106,798
Nonvested restricted stock issued and outstanding	709,263	—
Public warrants	3,033,548	—
Private warrants	143,764	—
PIPE warrants	1,428,405	—
Stonepeak and Evolve warrants	5,029,412	—
Stonepeak and Evolve options	4,191,176	—
Convertible notes payable	—	145,551
Total	16,959,978	1,252,349

Note 16 – Related Parties
At March 31, 2020, the Company had accrued compensation payable to an officer and director totaling $471,129. On August 11, 2020, the Board of Directors of the Company approved the conversion of the compensation payable into a convertible note (Note 11). On November 17, 2020, convertible note was converted to common stock (Note 11).
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During 2020, the Company engaged a stockholder for consulting services. During the years ended December 31, 2021 and 2020 no amounts were paid to the stockholder for these services. As of December 31, 2021 and 2020, there was zero and $42,500, respectively, due to the stockholder is included in accounts payable in the accompanying consolidated balance sheets.
During the year ended December 31, 2021, the Company recognized revenue of $399,620 from an entity that is an investor in the Company. During the year ended December 31, 2020, the Company recognized revenue of $621,330 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2021 and December 31, 2020, from the same entity that is an investor in the Company.
Equity Forward Purchase

Pursuant to a letter agreement dated April 23,2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. The parties are committed to purchase/sell the shares on or before April 23, 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Leases
The Company has entered into leases for commercial office spaces and vehicles. These leases are not unilaterally cancellable by the Company, are legally enforceable, and specify fixed or minimum amounts. The leases expire at various dates through 2031 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay real estate taxes, insurance, and repairs.

Main Office Lease
On May 16, 2021, the Company entered into a ten years lease for an additional 10,250 rentable square feet for its main office facilities in San Diego, California. The lease terms include 3% annual fixed increases in the base rental payment. Also, the lease required the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The lease term commenced in December 2021. The monthly base rent will be abated for the second through and including the eleventh full calendar months of the term and the Company's pro rata share of certain operating expenses will be abated for the first twelve full calendar months of the lease term starting with the second month of the lease term. The Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease, and this amount is recorded as restricted cash. The lease has been classified as an operating lease and included in the lease tables and the related disclosures below.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2021

Operating lease assets	Right-of-use operating lease assets	$3,483,042
Finance lease assets	Property, plant and equipment, net	25,664
Total lease assets		$3,508,706

Operating lease liabilities - current	Operating lease liabilities - current	$41,513
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,441,642
Finance lease liabilities - current	Other liabilities - current	7,634
Finance lease liabilities - noncurrent	Other long-term liabilities	18,860
Total lease liabilities		$3,509,649

The components of lease expense are as follows:

		Year Ended December 31,
	Classification	2021

Operating lease expense	Selling, general and administrative	$219,712
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	2,998
Interest on finance lease liabilities	Interest expense	3,636
Total lease expense		$226,346

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	December 31, 2021	December 31, 2021
2022	$125,783	$7,634
2023	514,377	7,586
2024	529,807	7,586
2025	545,703	7,586
2026	562,074	1,897
Thereafter	3,017,861	—
Total lease payments	5,295,605	32,289
Less: interest	(1,812,338)	(5,907)
Total lease obligations	$3,483,267	$26,382

Lease term and discount rate:

December 31, 2021
Weighted-average remaining lease terms (in years):
Operating lease	9.9
Finance lease	4.5

Weighted-average discount rate:
Operating lease	7.8%
Finance lease	7.8%
Other Information:

Years Ended December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,292
Operating cash flows from finance leases	$3,636
Financing cash flows from finance leases	$5,839

Leased assets obtained in exchange for new finance lease liabilities	$3,508,706
Leased assets obtained in exchange for new operating lease liabilities	$—

Disclosures related to periods prior to adoption of ASU 2016-02

Rent expenses paid for the year ended December 31, 2020, was $334,350.

The minimum annual payments under operating leases as of December 31, 2020 was
$139,843.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 – Commitments and Contingencies
(a)    Deferred Compensation
The Company had deferred compensation for two of its founders earned by them during the first five years of the Company's operations, which was payable upon successful completion of a purchase of the Company or an initial public offering. As a result, the Company was committed to pay one of the founders an amount equivalent to 1% of the value of the Company as of the date the Merger transaction closed, which amounted to approximately $1,548,347. The Company is committed to pay the other founder an amount equivalent to 100% of his current base salary at the date the Merger transaction closed, which amounts to approximately $260,000. No deferred compensation amount was accrued at December 31, 2020 related to these commitments as they were contingent upon the successful close of the Merger transaction. The Company recognized $1,808,347 in compensation expense related to these payments during the three months ended March 2021. The deferred compensation was paid to the founders in April 2021.
(b)Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims and purchase commitments and contingencies. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.
During the year ended December 31, 2021, the Company paid $496,666 of costs associated with the departures of former employees.
(c)Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For each of the years ended December 31, 2021 and 2020, $400,000 was paid under the research agreement. In October 2021, the research agreement was renewed for one year through August 2022. At December 31, 2021, we have $266,667 remaining to be paid under the renewed agreement.
(d)In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of December 31, 2021 and December 31, 2020, no royalty expenses had been incurred under this agreement.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of December 31, 2021, no royalty expenses had been incurred under this agreement.
(e)Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.
(f)Reimbursement of Legal Fees
On October 5, 2020, the Company entered into an agreement with an investor whereby the Company agreed to reimburse the investor for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by the Company of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through December 31, 2021.
(g)Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to a supplier for 250 DC Chargers, for a total amount of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. On December 23 and December 27, 2021, Nuvve received a partial shipment of 80 of the DC Chargers, for which Nuvve paid $3.1 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. The supplier is in the process of bringing the delivered DC Chargers into full conformance and the parties are negotiating a revised PO for the delivery of the remaining DC Chargers subject to the original PO.
In the event Nuvve and the supplier are unable to agree to a revised PO, Nuvve believes it has duly terminated the original PO, based on Nuvve's belief that the supplier failed to timely delivery conforming DC Chargers. The supplier asserts, however, that the original PO was non-cancellable and non-refundable, notwithstanding such alleged breach. Nuvve believes the supplier’s position does not have merit and Nuvve would defend itself vigorously should any proceeding result from such dispute. However, the outcome of any such proceeding would be inherently uncertain, and there can be no assurance that Nuvve would prevail. The amount and/or timing of any liability resulting from such a proceeding is not reasonably estimable at this time.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 – Levo Mobility LLC Entity
Stonepeak and Evolve Initial Term Sheet
On May 17, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve”), relating to the formation of an entity, Levo Mobility LLC, a Delaware limited liability company. Pursuant to the Letter Agreement, the parties agreed to negotiate in good faith to finalize and enter into definitive agreements to form an entity, which happened on August 4, 2021.
Under the terms of the Letter Agreement, Levo will utilize the Company’s proprietary V2G technology and the capital from Stonepeak and Evolve to help accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts nationwide through “V2G hubs” and Transportation as a Service ("TaaS"). Also, under the terms of the Letter Agreement, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate capital commitment of $750 million. Stonepeak and Evolve will have the option to upsize their capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.
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
The Letter Agreement further requires that the Company use its reasonable best efforts to obtain stockholder approval of the issuance of shares of the Company’s common stock under the Warrants and SPA. On June 30, 2021, the stockholders of the Company, at a special meeting, approved the issuance of shares of the Company’s common stock under the Warrants and SPA. See Note 12 for detail of the accounting of the Warrants and SPA.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stonepeak and Evolve Definitive Agreements
On August 4, 2021, the Company formed an entity, Levo Mobility LLC a Delaware limited liability company (“Levo,”), with Stonepeak Rocket Holdings LP, a Delaware limited partnership (“Stonepeak”), and Evolve Transition Infrastructure LP, a Delaware limited partnership (“Evolve,” and together with Stonepeak, the “Investors”).
In connection with the Levo formation on August 4, 2021, (the "Formation Date"), the Company’s wholly owned operating subsidiary, Nuvve Corporation (“Nuvve”), Stonepeak and Evolve entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLCA”); the Company and Levo entered into a Development Services Agreement (the “DSA”); the Company, Stonepeak, Evolve and Levo entered into a Parent Letter Agreement (the “PLA”); the Company and Stonepeak entered into a Board Rights Agreement (the “BRA”); and the Company and Levo entered into an Intellectual Property License and Escrow Agreement (the “IP License and Escrow Agreement”). The terms of the agreements were substantially consistent with the proposed terms set forth in the letter agreement between the parties signed on May 17, 2021.
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

The Class D Incentive Units are profits interests intended to provide incentives to certain key employees and service providers of Levo, its members and its affiliates. The Class D Incentive Unit holders will receive certain distributions from and after the time that the Class B Preferred Unit holders have received a target return on their investment and the Common Unit holders have received a return of their capital contributions. As of December 31, 2021, no Class D Incentive Units have been issued.

At the earliest to occur of August 4, 2028, a fundamental change (which includes, for example, a change of control of the Company or Nuvve, certain changes in ownership of Levo, a sale of all or substantially all of Levo’s assets, or an initial public offering or direct listing of Levo) (a “Fundamental Change”) or a trigger event (which includes, for example, a failure to pay quarterly distributions or a material breach by the Company of its obligations under the transaction documents) (a “Trigger Event”), Stonepeak will have the option to cause Levo to redeem the Class B Preferred Units in whole or in part from time to time at a redemption price equal to the greater of the liquidation preference, a price based on a 12.5% internal rate of return, and a price based on a 1.55 multiple on invested capital.

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

Levo is managed by a board of managers consisting of nine managers, of whom (i) five were appointed by Nuvve, (ii) for so long as any Class B Preferred Units remain outstanding or Stonepeak owns at least 10.0% or more of the issued and

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
outstanding Common Units, three were appointed by Stonepeak, and (iii) one is an independent manager. For so long as Evolve owns more than 2.0% of the issued and outstanding Common Units, Evolve will have the right to designate one person to act as an observer at all meetings of the board of managers, subject to certain limited exceptions. Certain specified actions will require the approval of at least one of the Stonepeak managers, the representative of the Class B Preferred Unit holders and/or Evolve.

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

As payment for the services, for the initial development period commencing on August 4, 2021 and running through the date that Levo has entered into contracts with third parties to spend at least $25.0 million, in the aggregate, of capital expenditures relating to qualifying business opportunities, Levo will pay the Company an amount equal to 49.0% of its budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee. After the expiration of the initial development period, Levo will pay the Company an amount equal to 100.0% of its budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee. DSA payments are eliminated upon consolidation.

The DSA may be terminated under certain conditions, including by Levo for convenience upon 30 days’ written notice, by either party upon written notice to the other party upon a material uncured breach of the DSA, by the Company on 90 days’ written notice if no business opportunities have been approved during the commitment period under the Levo LLCA, or by either party upon 30 days’ notice following the earliest of the 3rd anniversary of Levo’s initial public offering, the 3rd anniversary of the date the Comapny ceases to own any Levo equity interests, and the 5th anniversary of the date the Company ceases to have the right to designate a majority of Levo’s board of managers.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The foregoing summaries of the Levo LLCA, the DSA, the BRA and the IP License and Escrow Agreement are qualified in their entirety by reference to the text of such agreements. Please refer to Exhibit 10.17, Exhibit 10.18, Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 in this Annual Report on Form 10-K for the full text of the agreements.
Reimbursement of Out-of-Pocket Expenses
As part of the initial transaction agreement, the Company was responsible for the first $900,000 of Stonepeak’s out-of-pocket expenses, and the first $100,000 of Evolve’s out-of-pocket expenses. To the extent that the out-of-pocket expenses exceeded those levels, Levo as a separate entity would have borne all excess amounts.
In addition, the Company was responsible for its own Levo related expenses for the first $1.0 million, and expenses above those levels will be borne by Levo as a separate entity. As of December 31, 2021, the Company has incurred and recorded in deferred financing costs $1.0 million towards its responsibility for Levo related expenses.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Non-Controlling Interest

For entities that are consolidated, but not 100% owned, a portion of the net income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the net income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the consolidated financial statements.

Non-controlling interests are presented outside as a separate component of stockholders’ equity on the Company’s consolidated Balance Sheets. The primary components of non-controlling interests are separately presented in the Company’s consolidated statements of changes in stockholders’ equity to clearly distinguish the interest in the Company and other ownership interests in the consolidated entities. Net income or loss includes the net income or loss attributable to the holders of non-controlling interests on the Company’s consolidated statements of operations. Net income or loss is allocated to non-controlling interests in proportion to their relative ownership interests.

Levo Series B Redeemable Preferred Stock

Levo is authorized to issue 1,000,000 shares of series B preferred stock at no par value.

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At December 31, 2021, Levo had accrued preferred dividends of $62,760 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At December 31, 2021, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$62,760	$3,200,760

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity and deferred financing costs, and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial carrying value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. As of December 31, 2021, Levo has accreted $261,505 resulting in the carrying value of the the redeemable preferred stock of $2,901,899.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets at December 31, 2021:

December 31, 2021

Add: net loss attributable to non-controlling interests as of December 31, 2021	$(209,243)
Less: dividends paid or accrued to non-controlling interests as of December 31, 2021	101,856
Less: Preferred share accretion adjustment	261,505
Non-controlling interests	$(572,604)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s consolidated statements of operations as of December 31, 2021:

December 31, 2021
Net loss attributable to non-controlling interests	$(209,243)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

December 31, 2021
Beginning balance - December 31, 2020	$—
Beginning redemption value (at fair value)	3,138,000
Less: Non-controlling redeemable preferred shares - embedded derivatives	497,606
Adjusted initial carrying value	2,640,394
Deferred finance costs adjustment	(16,473)
Preferred share Accretion adjustment	261,505
Ending balance - December 31, 2021	$2,885,426

Note 21 - Subsequent Events