Form 10-K/A
period 2021-12-31
Nuvve Holding Corp.
filed 2022-04-22
CIK 1836875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-40296

NUVVE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2488 Historic Decatur Road, San Diego, California	92106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (619) 456-5161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVVE	The Nasdaq Stock Market
Warrants to Purchase Common Stock	NVVEW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $13.82 on the Nasdaq Stock Market, was approximately $82,452,801.

As of March 21, 2022, 18,862,305 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of Nuvve Holding Corp. (“Nuvve HoldCo”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2022 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing. Unless the context otherwise requires, references in this section to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Corporation (“Nuvve OpCo”) and its subsidiaries for periods prior to the Business Combination (as defined in the Original Filing) and Nuvve HoldCo and its subsidiaries, including Nuvve OpCo, for periods after the Business Combination.

NUVVE HOLDING CORP.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A, “Risk Factors,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Original Filing, as well as those discussed elsewhere in the Original Filing and this Amendment and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, (i) risks related to the rollout of Nuvve's business and the timing of expected business milestones; (ii) Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; (iii) Nuvve's ability to maintain effective internal controls over financial reporting, including the remediation of identified material weaknesses in internal control over financial reporting relating to segregation of duties with respect to, and access controls to, its financial record keeping system, and Nuvve's accounting staffing levels; (iv) Nuvve's current dependence on sales of charging stations for most of its revenues; (v) any impact of the analysis of the accounting and reporting of Nuvve’s warrants; (vi) overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; (vii) potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; (viii) the effects of competition on Nuvve's future business; (ix) risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; (x) the risk that we conduct a portion of our operations through a joint venture exposes us to risks and uncertainties, many of which are outside of our control; (xi) the risk that, our Levo Mobility LLC (“Levo”) joint venture may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds; (xii) changes in applicable laws or regulations; (xiii) the COVID-19 pandemic and its effect directly on Nuvve and the economy generally; (xiv) risks related to disruption of management time from ongoing business operations due to our joint ventures; (xv) risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; (xvi) the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; and (xvii) risks related to the benefits expected from the $1.2 trillion dollar infrastructure bill passed by the U.S. House of Representatives (H.R. 3684), as well as other risks described in this Annual Report on Form 10-K and other factors described from time to time in our filings with the SEC.

Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Amendment and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Gregory Poilasne	50	Chairman and Chief Executive Officer
Ted Smith	54	President, Chief Operating Officer and Director
David G. Robson	54	Chief Financial Officer
Richard A. Ashby	56	Director
Angela Strand	52	Director
Kenji Yodose	38	Director
H. David Sherman	72	Director
Jon M. Montgomery	71	Director
Rashida La Lande	48	Director

Executive Officers

Gregory Poilasne has served as our Chairman and Chief Executive Officer since the closing of the Business Combination. He is a co-founder of Nuvve OpCo and has served as its Chairman and Chief Executive Officer since its inception. He is directly responsible for managing and overseeing all different activities related to the successful development, deployment and commercialization of Nuvve’s technologies, as well as developing and supporting the overall strategy. Since February 2019, he also has served as a board member of Dreev, a business venture between EDF and Nuvve. Mr. Poilasne has more than 20 years of experience in the start-up and technology space. He was Chief Executive Officer of DockOn AG, a Radio-Frequency technology company from February 2011 to January 2016. He was also Vice-President of Business Development of Rayspan, another Radio-Frequency technology company, from 2007 to 2010. Mr. Poilasne was Director of Engineering at Kyocera Wireless, a handset company from 2003 to 2006 and was a founding engineer and director of engineering at Ethertronics, a wireless antenna company, from 2000 to 2003. Mr. Poilasne holds an MBA from the Wharton School of Business, University of Pennsylvania, a Ph.D. in Electrical Engineering from the University of Rennes 1, France and a Diplome d’ingenieur from the Ecole Superieur d’Electronique de l’Ouest (“ESEO”), France. We believe Mr. Poilasne is well-qualified to serve as the Chairman of the Board due to his extensive experience with Nuvve, his business leadership, his strategic perspective and his contacts in and knowledge of the energy industry and EV industry.

Ted Smith has served as our President and Chief Operating Officer and a member of our board of directors since the consummation of the Business Combination. Mr. Smith was a founding investor in Nuvve OpCo and has served as a member of its board of directors since 2010 and as its Chief Operating Officer since April 2018. Mr. Smith is directly responsible for managing the successful development, deployment and commercialization of Nuvve’s technologies, as well as supporting global regulatory compliance efforts. He previously served as Nuvve’s Chief Administrative Officer from March 2017 until becoming Chief Operating Officer. He also previously served as a board member of Dreev, a business venture between EDF and Nuvve, in 2019. Mr. Smith has more than 20 years of experience in the finance industry and previously served in various roles at Wall Street Associates, a San Diego-based investment advisory firm, including Principal, Chief Operating Officer from 2007 to January 2017, Chief Compliance Officer from 2003 to January 2017, and Quantitative Analyst from 1999 to 2003. From 1996 to 1999, Mr. Smith also served as Quantitative Analyst at Nicholas-Applegate Capital Management, a San Diego-based investment advisory firm. Mr. Smith also served as an officer in the United States Navy from 1989 to 1996. Mr. Smith holds an MBA from the University of San Diego and a Bachelor of Science in Marine Engineering/Technology from Maine Maritime Academy. He is also a Chartered Financial Analyst charter holder and held the Chartered Investment Counselor certification. We believe Mr. Smith is well-qualified to serve as a member of the board due to his extensive experience with Nuvve, his business leadership, his operational and compliance experience and his contacts in and knowledge of the energy industry.

David G. Robson has served as our Chief Financial Officer since the consummation of the Business Combination. Mr. Robson has over twenty-five years of finance, accounting and operational experience and has held senior positions with both public and private companies in a variety of industries. Mr. Robson has served on the board of directors of Payference, a software business, since February 2020. Mr. Robson recently served as the Chief Financial Officer and Chief Compliance Officer of Farmer Brothers Co., a national distributor of coffee, tea and culinary products from February 2017 to November 2019. His responsibilities included overseeing finance, information technology, mergers and acquisitions and investor relations. Mr. Robson served as the Chief Financial Officer of PIRCH, a curator and retailer of kitchen, bath and outdoor home brands, from September 2014 to September 2016. He oversaw all aspects of accounting, financial planning and analysis, treasury, merchandise planning and legal, with responsibility for developing strategies, processes and operating priorities to upscale a high growth retailer while building strong finance and merchandising teams. From January 2012 to September 2014, Mr. Robson was the Chief Financial Officer of U.S. AutoParts, an online provider of auto parts and accessories. Prior to that, he served as the Executive Vice President and Chief Financial Officer of Mervyns LLC, a former discount department store chain, from 2007 to 2011. From 2001 to 2007, he served as the Senior Vice President of Finance and Principal Accounting Officer for Guitar Center, Inc. Mr. Robson began his career with the accounting firm Deloitte & Touche LLP. Mr. Robson graduated with a Bachelor of Science degree in Accounting from the University of Southern California and is a certified public accountant (inactive) in the State of California.

Directors

Richard A. Ashby has served as a member of our board of directors since the consummation of the Business Combination. Mr. Ashby has thirty years of experience as an investment banker, corporate Chief Financial Officer, investor, strategist and project developer and has been involved in over US$ 40 billion of transactions in the renewable energy, thermal power, electric transmission, gas pipeline, LNG, water supply and solid waste sectors. Mr. Ashby is the founder and, since September 2020, has served as the Chief Executive Officer of SouthPoint & Co., a financial advisory and investment banking firm focused on companies leading the clean energy transition. Between January 2015 and September 2020, Mr. Ashby led the renewable investment banking platform of Whitehall & Company, a New York-based investment bank where he executed mandates involving over $7 billion in enterprise value on behalf of clean energy companies. Prior to Whitehall, as the Managing Partner of Infrastructure Finance Advisors from January 2011 until December 2014, Mr. Ashby provided financial advisory and project development services to renewable project developers and asset owners as well as co-founding and leading a Canada-based renewable project developer. From 2007 to 2010, Mr. Ashby was the Chief Financial Officer of Renewable Energy Systems Americas, a vertically integrated renewable energy company that develops, constructs, owns and operates renewable projects across North America. Mr. Ashby and his team closed over $5 billion of M&A, project debt and tax equity transactions involving over 2.2 GW of assets and he played a key leadership role in initiating and managing the firm’s entry into the solar, energy storage and transmission sectors and the growth of the development portfolio to over 15 GW. Between 2005 and 2007, Mr. Ashby was the Chief Financial Officer of the North American power generation subsidiary of the Sumitomo Corporation of Japan where he was responsible for expanding the firm’s ownership portfolio through greenfield development and M&A activities. Prior to Sumitomo, Mr. Ashby was a Managing Director with energy consultant, Pace Global Energy Services (now Siemens) advising companies active in the power generation, LNG and the gas pipeline and storage sectors. Mr. Ashby spent the first decade of his career developing and advising on some of the earliest private-sector energy infrastructure projects to be financed in emerging markets. During this period, Mr. Ashby was a member of the London-based, 1,300 MW Hub River Power Project development team, co-founded a private equity firm focused on developing and owning power generation and energy infrastructure assets in Asia and advised project developers and public sector clients. Mr. Ashby holds Series 7, 63 and 79 securities licenses and earned an MBA in Finance from SUNY-Buffalo and a B.Sc. in Management from the Georgia Institute of Technology. We believe Mr. Ashby is well-qualified to serve as a member of the board due to his business leadership, his operational, financial and transactional experience and his contacts in and knowledge of the energy industry.

Rashida La Lande has served as a member of our board of directors since January 2022. Ms. La Lande currently serves as Executive Vice President, Global General Counsel and Chief Sustainability and Government Affairs Officer for The Kraft Heinz Company (Nasdaq: KHC). In addition to her general counsel duties, she leads all corporate environmental social responsibility and government affairs functions. Prior to joining Kraft Heinz, La Lande was a partner at the law firm of Gibson, Dunn & Crutcher, where she focused on mergers and acquisitions, leveraged buyouts, private equity deals, and joint ventures. Throughout her career, La Lande has advised companies and private equity sponsors in various industries including consumer products, retail, financial services, and technology. We believe Ms. La Lande is well-qualified to serve as a member of the board due to her extensive legal and corporate governance experience.

Jon M. Montgomery has served as a member of our board of directors since the consummation of the Business Combination. Mr. Montgomery is managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. From 2010 to 2014, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis — particularly choice-based modeling — to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds a MBA from Northeastern University and a B.A. from the University of California, Berkeley. Since 2000 he has been Adjunct Faculty in Marketing at the University of Georgia. We believe Mr. Montgomery is well-qualified to serve as a member of the board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

H. David Sherman MBA, DBA, CPA, served as an Independent Director of Newborn Acquisition Corp. (“Newborn”), our predecessor, from September 2019 until the consummation of the Business Combination, and has served as a member of our board of directors since the consummation of the Business Combination. Professor Sherman has been a professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman has served as Trustee and Chair of Finance Committee for American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014, and as board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care since July 2010. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX: DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (Nasdaq: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (Nasdaq: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (“MIT”) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Mr. Sherman is well-qualified to serve as a member of the board due to his extensive expertise in global financial statement analysis and contemporary accounting issues and his public company experience.

Angela Strand has served as a member of our board of directors since the consummation of the Business Combination. Ms. Strand is the founder and Managing Director of Strand Strategy, a consulting firm specializing in disruptive technology commercialization. She is presently a director, chairman of the compensation committee and member of the nominating and governance committee for Lordstown Motors (Nasdaq: RIDE). Previously, from 2016 to 2020, she served as Vice Chairman of Integrity Applications (OTCQB: IGAP), including chairman of the nominating and corporate governance and compensation committees, and as a member of the audit committee. From April 2017 to December 2018, Ms. Strand served as Vice President of Workhorse Group Inc; from July 2015 to December 2016, she was a co-founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK); and from 2011 to 2015, she served as the Chief Marketing Officer and Head of Business Development and Government Affairs for Smith Electric Vehicles. In 2018, she was a founder of In-Charge, an electric vehicle infrastructure solutions provider. Ms. Strand has also served in various management and executive roles at medical device, biotech and digital health firms. Ms. Strand is a named inventor with seven issued patents. Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee. We believe Ms. Strand is well-qualified to serve as a member of the board due to her business leadership, her contacts in and knowledge of the EV industry and her public company experience.

Kenji Yodose has been a member of our board of directors since the consummation of the Business Combination. Mr. Yodose has been designated for appointment as a director by Toyota Tsusho Corporation (“TTC”), a significant shareholder of Nuvve OpCo prior to the Business Combination and of Nuvve HoldCo after the Business Combination, pursuant to an agreement between TTC and Nuvve. He has served as a member of Nuvve OpCo’s board of directors since May 2019. Mr. Yodose also has served in various roles at TTC since October 2017, including as a Group Leader in charge of V2G since April 2020, as a Project Manager in charge of V2G from April 2019 until March 2020, and as a Project Manager in charge of investing in hydro and wind fields, from October 2017 until March 2019. In his current role, Mr. Yodose is directly responsible for strategy, new business development and key V2G/electrification projects within TTC. Previously, from October 2015 to September 2017, Mr. Yodose held the position of Senior Vice President at Eurus Energy Uruguay, where he was directly responsible for developing South American strategy and the formation of the Uruguay country office operations. From 2012 to September 2015, Mr. Yodose also held a key role within Eurus Energy Holdings Planning Department, where he supported business expansion and investment into numerous IPP projects totaling over $1 billion. Mr. Yodose also served in Japan and Europe from 2006 to 2012 in key accounting management roles for TTC focused on J-SOX Act control procedure implementation, hedging currency risks and tax management. Mr. Yodose holds a Bachelor’s Degree in Business Administration from Ritsumeikan University in Singa, Japan. We believe Mr. Yodose is well-qualified to serve as a member of the board due to his experience with Nuvve, his extensive experience in electrification projects and his operational, administrative and other business acumen.

Family Relationships

There are no familial relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires Nuvve’s directors and certain officers and holders of more than 10% of Nuvve’s common stock to file with the SEC initial reports of ownership of Nuvve’s common stock and other equity securities on Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish Nuvve with copies of all Section 16(a) forms they file. To Nuvve’s knowledge, during the fiscal year ended December 31, 2020, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

We adopted a code of ethics that applies to all of our directors, officers and employees. A copy of the code of ethics is available free of charge on Nuvve’s website at www.nuvve.com/investors/corporate-governance. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on our website.

Changes to the Procedures for Recommending Director Nominees

The nominating committee will consider director nominee recommendations from security holders. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our board of directors has established a standing audit committee. The audit committee consists of Mr. Sherman, Mr. Ashby and Mr. Montgomery. The board has determined that each member of the audit committee is an independent director as defined by the rules of Nasdaq applicable to members of an audit committee, including that each member meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. In addition, as required by the rules of The Nasdaq Stock Exchange LLC (“Nasdaq”), each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows.

Financial Experts on Audit Committee

Our board of directors determined that Mr. Sherman qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC. In making this determination, the board considered Mr. Sherman’s formal education and previous experience in financial roles. In addition, as required by the rules of Nasdaq, we have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board determined Mr. Sherman qualifies as financially sophisticated under the rules of Nasdaq.

Item 11. Executive Compensation

Executive Officer Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2021 and 2020.

	Year	Salary	Stock Awards(4)	Option Awards(4)	Bonus(5)	All Other Compensation		Total
Gregory Poilasne(1)	2021	$451,000	$155,186	$894,841	$50,000	$1,628,747	(6)	$3,179,774
Chairman of the Board and Chief Executive Officer	2020	$276,000	—	—	—	—		$276,000

Ted Smith(2)	2021	$388,906	$90,520	$611,211	$150,000	$289,579	(7)	$1,530,216
President and Chief Operating Officer	2020	$248,490	—	$636,938	$100,000	—		$985,428

David G. Robson(3)	2021	$312,500	$64,655	$444,555	$50,000	—		$871,711
Chief Financial Officer	2020	—	—	—		—		—

(1)	Mr. Poilasne has served as the Chairman and Chief Executive Officer of Nuvve HoldCo since the closing of the Business Combination. Prior to the closing, he served as the Chairman and Chief Executive Officer of Nuvve OpCo. The compensation set forth in this table includes compensation paid by Nuvve OpCo prior to the Business Combination.
(2)	Mr. Smith has served as the President and Chief Operating Officer of Nuvve Holdco since the closing of the Business Combination. Prior to the closing, he served as the Chief Operating Officer of Nuvve OpCo. The compensation set forth in this table includes the compensation paid by Nuvve OpCo prior to the Business Combination.
(3)	Mr. Robson has served as Chief Financial Officer of Nuvve HoldCo since the closing of the Business Combination.
(4)	Represents the estimated grant date fair value of the stock options as determined under the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from the stock options. The assumptions made in computing the estimated fair value of such stock options are discussed in note 13 of the consolidated financial statements.
(5)	Represents the signing bonus paid to Mr. Poilasne and the discretionary bonus paid to Mr. Smith as described more fully below.
(6)	Deferred compensation ($1,617,347) for one of Nuvve OpCo co-founder earned during the first five years of Nuvve's operations equal to 1% of the value of Nuvve as of the date the Merger transaction closed on March 16, 2021. $11,400 is auto reimbursement.
(7)	Deferred compensation ($260,000) for one of Nuvve OpCo co-founder earned during the first five years of Nuvve's operations equal to 1% of the value of Nuvve as of the date the Merger transaction closed on March 16, 2021. $29,579 is auto reimbursement.

Narrative Disclosure to Summary Compensation Table

For 2021 and 2020, the compensation program for Nuvve’s named executive officers consisted of base salary and incentive compensation delivered in the form of cash bonuses and equity awards. Base salary was set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Cash bonuses and equity awards were also set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, subject to any employment or similar agreement with the executive.

Nuvve provides benefits to its named executive officers on the same basis as it provides them to all of its employees, including health, dental and vision insurance; life and disability insurance; and a tax-qualified Section 401(k) plan for which no match by Nuvve is provided. In 2021 and 2020, Nuvve did not maintain any executive-specific benefit or perquisite programs.

Nuvve maintains two equity plans. Upon consummation of the Business Combination, Nuvve HoldCo established the Nuvve HoldCo 2020 Equity Incentive Plan (the “2020 Plan”). In addition, in connection with the Business Combination, Nuvve HoldCo assumed the Nuvve OpCo 2010 Equity Incentive Plan (the “2010 Plan”) and the options granted under such plan. However, the 2010 Plan was amended so that no further awards may be granted under such plan.

Employment Agreements

Gregory Poilasne

Until the Business Combination, Mr. Poilasne served as Nuvve OpCo’s Chief Executive Officer pursuant to an offer letter with Nuvve OpCo dated July 1, 2017. Under the offer letter, Mr. Poilasne earned base salary at a rate of $276,000 per year. In addition, Mr. Poilasne was eligible to receive an annual bonus based on the achievement of criteria as approved by Nuvve OpCo’s board of directors with a target equal to 100% of his annual base salary. In connection with the entry into the offer letter, Mr. Poilasne was granted an option to purchase 350,000 shares of Nuvve OpCo common stock (which became 74,341 shares of Nuvve HoldCo common stock after assumption by Nuvve HoldCo of such option) at an exercise price of $0.27 per share (which became an exercise price of $1.27 per share upon assumption by Nuvve HoldCo of such option). The option vests in equal monthly installments over a five-year period.

Upon consummation of the Business Combination, Mr. Poilasne entered into a new employment agreement with Nuvve HoldCo providing for him to serve as Nuvve HoldCo’s Chairman of the Board and Chief Executive Officer.

Mr. Poilasne’s agreement has a term of three years. Under the agreement, Mr. Poilasne (i) earns base salary at a rate of $500,000 per year, (ii) is eligible to receive an annual bonus based on key performance indicators established by the compensation committee with a target equal to 100% of his base salary, (iii) is eligible to receive a bonus of up to $100,000 per year at the discretion of the compensation committee, and (iv) received a signing bonus of $50,000. In addition, upon the approval of the compensation committee, Mr. Poilasne received a grant under the 2020 Plan of options to purchase 600,000 shares of Nuvve HoldCo common stock and a grant under the 2020 Plan of 43,796 shares of restricted stock (with a value of $600,000 based on the closing market price on the date of grant). The options have an exercise price of $13.70 (the closing market price on the date of grant), will vest as to one-quarter of the shares March 31, 2022 and will vest in 12 equal quarterly installments during the following three years. The restricted stock will vest in three equal installments on the first, second and third anniversary of the grant date. Nuvve will reimburse Mr. Poilasne for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone. Furthermore, Mr. Poilasne received approximately $1,548,000 in compensation in respect of his services to Nuvve OpCo in prior years, which became payable in connection with the successful completion of the Business Combination.

If Mr. Poilasne is terminated without “cause,” he will continue to receive his then current base salary for the ensuing 18 months at the rate then in effect in accordance with Nuvve’s standard payroll procedures and will continue to receive health insurance benefits during such period. If Mr. Poilasne is terminated without “cause” or resigns for “good reason” within 12 months after Nuvve is subject to change in control, he will receive a severance payment equal to four times his then current base salary in one lump sum.

Ted Smith

Until the Business Combination, Mr. Smith served as Nuvve OpCo’s Chief Operating Officer pursuant to an offer letter with Nuvve OpCo dated December 16, 2016. Under the offer letter, Mr. Smith earned base salary at a rate of $227,500 per year, which was increased to $260,000 during 2020. In addition, Mr. Smith was eligible to receive an annual bonus based on the achievement of criteria as approved by Nuvve OpCo’s board of directors with a target equal to 100% of his annual base salary. In connection with the entry into his original offer letter dated December 16, 2016, Mr. Smith was granted an option to purchase 660,000 shares of Nuvve OpCo common stock (which became 161,426 shares of Nuvve HoldCo common stock after assumption by Nuvve HoldCo of such option) at an exercise price of $0.27 per share (which became an exercise price of $1.27 per share upon assumption by Nuvve HoldCo of such option). The option vests as to 25% of the shares on the anniversary of the grant date and thereafter vests as to the remaining 75% of the shares monthly in equal installments over a three-year period. During the term of his employment, Mr. Smith was granted additional option awards by Nuvve OpCo, which are described below under “Outstanding Equity Awards Table” and in the narrative disclosure to the table. Mr. Smith was awarded a discretionary cash bonus of $100,000 for 2020.

Upon consummation of the Business Combination, Mr. Smith entered into a new employment agreement with Nuvve HoldCo providing for him to serve as Nuvve HoldCo’s President and Chief Operating Officer.

Mr. Smith’s agreement has a term of three years. Under the agreement, Mr. Smith (i) earns base salary at a rate of $425,000 per year, (ii) is eligible to receive an annual bonus based on key performance indicators established by the compensation committee with a target equal to 100% of his base salary, (iii) is eligible to receive a bonus of up to $75,000 per year at the discretion of the compensation committee, and (iv) received a signing bonus of $50,000. In addition, upon the approval of the compensation committee, Mr. Smith received a grant under the 2020 Plan of options to purchase 350,000 shares of Nuvve HoldCo common stock and a grant under the 2020 Plan of 25,547 shares of restricted stock (with a value of $350,000 based on the closing market price on the date of grant). The options have an exercise price of $13.70 (the closing market price on the date of grant), will vest as to one-quarter of the shares March 31, 2022 and will vest in equal quarterly installments during the following three years. The restricted stock will vest in three equal installments on the first, second and third anniversary of the grant date. Nuvve will reimburse Mr. Smith for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,200 per month) and his mobile phone. Furthermore, Mr. Smith received approximately $260,000 in compensation in respect of his services to Nuvve OpCo in prior years, which became payable in connection with the successful completion of the Business Combination. Mr. Smith was awarded a discretionary cash bonus of $150,000 for 2021.

If Mr. Smith is terminated without “cause,” he will continue to receive his then current base salary for the ensuing 18 months at the rate then in effect in accordance with Nuvve’s standard payroll procedures and will continue to receive health insurance benefits during such period. If Mr. Smith is terminated without “cause” or resigns for “good reason” within 12 months after Nuvve is subject to change in control, he will receive a severance payment equal to three times his then current base salary in one lump sum.

David G. Robson

Upon consummation of the Business Combination, Mr. Robson entered into an employment agreement with Nuvve HoldCo providing for him to serve as Nuvve HoldCo’s Chief Financial Officer.

Mr. Robson’s agreement has a term of three years. Under the agreement, Mr. Robson (i) earns base salary at a rate of $400,000 per year, (ii) is eligible to receive an annual bonus based on key performance indicators established by the compensation committee with a target equal to 100% of his base salary, and (iii) received a signing bonus of $50,000. In addition, subject to approval of the compensation committee, Mr. Robson received a grant under the 2020 Plan of options to purchase 300,000 shares of Nuvve HoldCo common stock and a grant under the 2020 Plan of 18,248 shares of restricted stock (with a value of $250,000 based on the closing market price on the date of grant). The options have an exercise price of $13.70 (the closing market price on the date of grant), will vest as to one-quarter of the shares March 31, 2022 and will vest in equal quarterly installments during the following three years. The restricted stock will vest in three equal installments on the first, second and third anniversary of the grant date. Nuvve will reimburse Mr. Robson for the costs of his mobile phone.

If Mr. Robson is terminated without “cause,” he will continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with Nuvve’s standard payroll procedures and will continue to receive health insurance benefits during such period. If Mr. Robson is terminated without “cause” or resigns for “good reason” within 12 months after Nuvve is subject to change in control, he will receive a severance payment equal to three times his then current base salary in one lump sum.

401(k) Retirement Plan

For 2021 and 2020, Nuvve provided a tax-qualified Section 401(k) plan for all employees, including its named executive officers. Nuvve did not provide a match for participants’ elective contributions to the 401(k) plan, nor did Nuvve provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at Year End

The following table presents information regarding the outstanding stock options held by our named executive officers at December 31, 2021.

	Stock Option Grants						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercis-able		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4)	Market Value of Shares of Units of Stock That Have Not Vested
Gregory Poilasne	65,667	(1)	8,674	(1)	$1.27	6/30/2027	—	—
Gregory Poilasne	—		600,000	(3)	$13.70	3/23/2031	43,795	$599,992
Ted Smith	21,240	(2)	—		$1.27	9/24/2025	—	—
Ted Smith	140,186	(2)	—		$1.27	6/30/2027	—
Ted Smith	53,101	(2)	53,101	(2)	$6.97	8/10/2030	—	—
Ted Smith	—		350,000	(3)	$13.70	3/23/2031	25,547	$349,994
David D. Robson	—		300,000	(3)	$13.70	3/23/2031	18,248	$249,998

(1)	Option vests monthly in equal installments over a five year period.
(2)	Option vests as to 25% of the shares on the anniversary of the grant date and thereafter vests as to the remaining 75% of the shares monthly in equal installments over a three year period.
(3)	The options vest as to one-quarter of the shares March 31, 2022 and vest in 12 equal quarterly installments during the following three years.
(4)	The restricted stock will vest in three equal installments on the first, second and third anniversary of the grant date.

Potential Payments Upon Termination or Change in Control

As indicated above, each of Mr. Poilasne, Mr. Smith and Mr. Robson is entitled to a severance payment if his employment is terminated under specified circumstances, including upon certain terminations in connection with a change in control of Nuvve.

In addition, the stock options and restricted stock granted to Nuvve’s named executive officers under the 2020 Plan will be accelerated upon the occurrence of certain non-negotiated change of control transactions. In the event of certain negotiated change of control transactions, the compensation committee may (i) accelerate the vesting of the stock options and restricted stock awards under the 2020 Plan, or (ii) require the executive to relinquish the stock options or restricted stock awards under the 2020 Plan to Nuvve upon the tender by Nuvve to the executive of cash in an amount equal to the repurchase value of such award. Furthermore, in the event of a corporate transaction (as defined in the 2010 Plan), the administrator of the 2010 Plan may arrange for acceleration of the vesting of the awards and/or for the acquiring corporation to assume or continue the awards under the 2010 Plan.

Director Compensation

Our board of directors has established, based upon the recommendation of the compensation committee, a compensation program for the non-employee members of the board. The compensation program is designed to align the directors’ compensation with Nuvve’s business objectives and the creation of stockholder value. The compensation committee and the board expect to review non-employee director compensation periodically to ensure that such compensation remains competitive and enables Nuvve to recruit and retain qualified directors.

Under the non-employee directors’ compensation program, each non-employee director will receive an annual cash retainer and will receive cash fees for serving as chair or as a member of the audit, compensation or nominating and corporate governance committees, as follows:

Amount
Annual Director Compensation Cash Retainer	$40,000
Additional Annual Compensation for Committee Chairs
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Additional Annual Compensation for Committee Members (Other than Chairs)
Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000

In addition, each non-employee director, upon their initial appointment or election, and on an annual basis, will receive a grant of restricted stock units with a fair market value as of the grant date equal to $200,000, with the initial grant vesting in three equal installments on the first second and third anniversary of the grant date, and with the annual grants vesting in full on the first anniversary of the grant date.

The following table sets forth compensation earned during the year ended December 31, 2021 by each director who is not a named executive officer and served during the year ended December 31, 2021.

	Fees	Stock	Option
Name	Earned(1)	Awards(2)	Awards(2)	Total
Richard A. Ashby	$47,000	$202,974	—	$249,974
Jon M. Montgomery	$45,042	$202,974	—	$248,016
H. David Sherman	$52,875	$202,974	—	$255,849
Angela Strand	$45,042	$202,974	$15,594	$263,610
Kenji Yodose	$35,250	$202,974	—	$238,224

(1)	Represents annual director fees paid. The director fees paid to each person listed are consistent with the director fees described herein above, including annual retainer and as a member and/or chair of a committee of the board.
(2)	The amounts reported under “Stock Awards” and “Option Awards” are the estimated grant date fair value of restricted stock units granted during the respective year, with such amount as determined under the ASC 718, with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such awards. The assumptions made in computing the estimated fair value of such awards are disclosed in the notes to Nuvve’s consolidated financial statements for the fiscal year ended December 31, 2021.

The following table presents information as of December 31, 2021 regarding the outstanding stock options held by each director who is not a named executive officer and who served during the year ended December 31, 2021.

	Stock Option Grants				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying	Stock	Stock	Units of	Units of
	Stock	Stock	Option	Option	Stock	Stock
	Options	Options	Exercise	Expiration	That Have	That Have
	Exercisable	Unexercisable	Price	Date	Not Vested	Not Vested
Richard A. Ashby	—	—	—	—	48,484	$478,780
Jon M. Montgomery	—	—	—	—	48,484	$478,780
H. David Sherman	—	—	—	—	48,484	$478,780
Angela Strand	3,761	6,859	$8.71	1/20/2031	48,484	$478,780
Kenji Yodose	—	—	—	—	48,484	$478,780

As compensation for consulting services prior to becoming a director, on August 11, 2020, Ms. Strand received an option to purchase 10,620 shares of Nuvve HoldCo common stock at an exercise price of $8.71 per share (which had a grant date fair value of $56,842, as calculated using the Black-Scholes option pricing model). The option vests in 48 equal monthly installments commencing on September 11, 2020 and ending on August 11, 2024.

Each of Mr. Ashby, Mr. Montgomery, Mr. Sherman, Ms. Strand and Mr. Yodose received an initial grant of 24,242 restricted stock units on May 14, 2021 and an annual grant of 24,242 restricted stock units on June 4, 2021. Each restricted stock unit represents the right to receive one share of Nuvve HoldCo common stock upon vesting (subject to certain deferral rights). The initial grants vest in three equal annual installments on the first, second and third anniversary of the date of grant and the annual grants vest in a single installment on the first anniversary of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of Nuvve HoldCo common stock as of March 31, 2022, by:

●	each person known by Nuvve to be the beneficial owner of more than 5% of the outstanding shares of Nuvve HoldCo common stock;
●	each of Nuvve’s executive officers and directors; and
●	all of Nuvve’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated, Nuvve believes that all persons named in the table have sole voting and investment power with respect to all Nuvve HoldCo common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares(2)
Directors and Executive Officers
Gregory Poilasne(3)(5)	1,320,086	7.0%
Ted Smith(4)(5)	325,766	1.7%
David Robson(6)	18,248	*
Richard A. Ashby(7)	32,323	*
Angela Strand(7)(8)	36,084	*
Kenji Yodose(7)	32,323	*
H. David Sherman(7)	75,448	*
Jon M. Montgomery(7)	32,323	*
Rashida La Lande(7)	—	*
All directors and executive officers (8 individuals)	1,872,601	9.9%
5% Beneficial Holders
Stonepeak GP Investors Manager LLC(9)	9,000,000	47.5%
NeoGenesis Holding Co., Ltd.(10)	1,708,812	9.0%
University of Delaware(11)	1,674,326	8.8%
Toyota Tsusho Corporation(12)	1,466,719	7.7%
EDF Renewables, Inc.(13)	1,025,563	5.4%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Nuvve Holding Corp., 2488 Historic Decatur Rd., Suite 200, San Diego, California 92106.
(2)	The percentage of beneficial ownership is calculated based on 18,949,896 shares of Nuvve HoldCo common stock outstanding as of March 31, 2022.
(3)	The beneficial ownership of Mr. Poilasne includes 65,667 shares of Nuvve HoldCo common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2022, and excludes options to purchase 608,674 shares of Nuvve HoldCo common stock that will not become exercisable within 60 days of March 31, 2022.
(4)	The beneficial ownership of Mr. Smith includes 214,5274 shares of Nuvve HoldCo common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2022, and excludes options to purchase 403,101 shares of Nuvve HoldCo common stock that will not become exercisable within 60 days of March 31, 2022.
(5)	Mr. Poilasne and Mr. Smith have committed to purchase the 134,499 shares repurchased by Nuvve from EDF Renewables, Inc., at the same price Nuvve paid for them (or $14.87 per share).
(6)	The beneficial ownership of Mr. Robson excludes options to purchase 300,000 shares of Nuvve HoldCo common stock that will not become exercisable within 60 days of March 31, 2022.
(7)	The beneficial ownership of each of Ms. Strand and La Lande, and Messrs. Ashby, Montgomery, Sherman and Kenji Yodose excludes 108,285 shares of Nuvve HoldCo common stock issuable upon the vesting of restricted stock units that will not vest within 60 days of March 31, 2022.

(8)	The beneficial ownership of Ms. Strand includes 3,761 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2022, and excludes 6,859 shares of Nuvve HoldCo common stock issuable upon the exercise of options that will not become exercisable within 60 days March 31, 2022.
(9)	This amount includes shares of common stock issuable under the Levo Warrants (as defined below) and the Levo SPA (as defined below) to each of Stonepeak Rocket Holdings II LP (“Stonepeak II”) and Evolve Transition Infrastructure LP (“Evolve”). Stonepeak Associates IV LLC is the general partner of Stonepeak II. Stonepeak GP Investors IV LLC is the sole member of Stonepeak Associates IV LLC. Stonepeak GP Investors Manager LLC is the managing member of Stonepeak GP Investors IV LLC. Mr. Dorrell serves as the managing member of Stonepeak GP Investors Manager LLC. Accordingly, Mr. Dorrell, Stonepeak GP Investors Manager LLC, Stonepeak GP Investors IV LLC and Stonepeak Associates IV LLC may be deemed to beneficially own the securities beneficially owned by Stonepeak II. Affiliates of Stonepeak II, including Stonepeak GP Investors Manager LLC and Mr. Dorrell, control Evolve and its general partner and have the ability to appoint all of the members of the board of directors of the general partner of Evolve. Accordingly, Stonepeak GP Investors Manager LLC and Mr. Dorrell may be deemed to beneficially own the securities beneficially owned by Evolve. Each of Mr. Dorrell, Stonepeak GP Investors Manager LLC, Stonepeak GP Investors IV LLC and Stonepeak Associates IV LLC, as applicable, disclaims beneficial ownership of the securities beneficially owned by Stonepeak II except to the extent of his or its pecuniary interest therein. Each of Mr. Dorrell, Stonepeak GP Investors Manager LLC, Stonepeak GP Investors IV LLC, Stonepeak Associates IV LLC and Stonepeak II, as applicable, disclaims beneficial ownership of the securities beneficially owned by Evolve except to the extent of his or its pecuniary interest therein. The beneficial ownership of Stonepeak II excludes 2,000,000 shares of common stock issuable upon exercise of Levo Warrants that will not vest within 60 days of March 31, 2022. The business address of each of Mr. Dorrell, Stonepeak GP Investors Manager LLC, Stonepeak GP Investors IV LLC, Stonepeak Associates IV LLC, Stonepeak Rocket Upper Holdings LP and Stonepeak is 55 Hudson Yards, 550 W. 34th Street, 48th Floor, New York, New York 10022. The address of the principal office for Evolve is 1360 Post Oak Blvd., Suite 2400, Houston, TX 77056.
(10)	The beneficial ownership of NeoGenesis Holding Co., Ltd. includes 136,250 shares of Nuvve HoldCo common stock issuable upon exercise of Nuvve HoldCo warrants. Wenhui Xiong owns and controls NeoGenesis Holding Co., Ltd. The business address of each of Mr. Xiong and NeoGenesis Holdings Co., Ltd. is Room 801, Building C, SOHO Square, No. 88, Zhongshan East 2nd Road, Huangpu District, Shanghai, 200002, China.
(11)	The beneficial ownership of The University of Delaware consists of 1,674,326 merger shares. The business address of the University of Delaware is 124 Hullihen Hall, Newark, Delaware 19716.
(12)	The beneficial ownership of TTC consists of 1,466,719 merger shares. The business address of Toyota Tsusho Corporation is Century Toyota Bld. 9-8, Meieki 4-chome, Nakamura-ku, Nagoya, 450-8575, Japan.
(13)	The beneficial ownership of EDF Renewables consists of 1,025,563 merger shares. The business address of EDF Renewables, Inc. is 15445 Innovation Drive, San Diego, California 92128.

Pursuant to the Levo Warrants and the Levo SPA, Stonepeak II and Evolve may acquire up to 11,000,000 shares of Nuvve HoldCo common stock in the aggregate (subject to adjustment), which may result in a change in control of Nuvve.

Equity Compensation Plans

As of December 31, 2021, Nuvve had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,096,020	$9.27	1,203,980
Equity compensation plans not approved by security holders(2)	1,901,007	—	—
Total	3,997,027		1,203,980

(1)	Includes outstanding options and the number of securities remaining available for future issuance under the 2020 Plan.
(2)	Includes outstanding options under the 2010 Plan. No further awards may be granted under the 2010 Plan.

2010 Plan

Pursuant to the Merger Agreement (as defined in the Original Filing), the 2010 Plan and the options granted thereunder were adopted and assumed by Nuvve HoldCo upon the closing of the Business Combination, but the 2010 Plan was amended so that no further awards may be granted thereunder.

Administration. The compensation committee administers the 2010 Plan. Subject to the terms of the 2010 Plan, the administrator has the power to, among other things, construe and interpret the terms of the 2010 Plan and awards granted thereunder, accelerate the time at which awards may be exercised or vest, and amend the 2010 Plan.

Options. No option granted under the 2010 Plan is exercisable after the expiration of ten years from the date of its grant. The exercise price per share of each option granted under the 2010 Plan was at least 100% of the fair market value per share of Nuvve OpCo’s common stock on the grant date. Certain of the options granted under the 2010 Plan include a provision whereby the participant may elect at any time before the participant’s service terminates to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Subject to certain limitations, any unvested shares so purchased would be subject to a repurchase right in favor of Nuvve.

Changes to Capital Structure. In the event of certain changes to Nuvve’s capital structure, such as a merger, consolidation, reorganization, recapitalization, non-cash dividends, large nonrecurring dividends, liquidating dividend, exchange of shares, stock dividend, stock split, reverse stock split or similar equity restructuring transaction, the administrator will appropriately and proportionately adjust (i) the class and maximum number of securities subject to the 2010 Plan, (ii) the class and maximum number of securities that may be issued pursuant to the exercise of incentive stock options, and (iii) the class and number of securities and price per share of stock subject to outstanding awards. In the event of a corporate transaction (as defined in the 2010 Plan), the administrator of the 2010 Plan may arrange for acceleration of the vesting of the awards and/or for the acquiring corporation to assume or continue the awards under the 2010 Plan. In the event of a change in control (as defined in the 2010 Plan), an award under the 2010 Plan may be subject to additional acceleration of vesting and exercisability as provided in the award agreement or in any other agreement between Nuvve and the participant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Business Combination

In connection with the Business Combination, Nuvve is party to the following agreements in which related parties of Nuvve have a material interest:

Merger Agreement

On the closing date of the Business Combination, March 19, 2021 (the “Closing Date”), Nuvve HoldCo consummated the Business Combination with Newborn and Nuvve OpCo, as contemplated by Merger Agreement. Prior to the Business Combination, Newborn was a publicly traded special purpose acquisition corporation, Nuvve HoldCo was a wholly owned subsidiary of Newborn, and Nuvve OpCo was a private operating company. On the Closing Date, pursuant to the Merger Agreement, (i) Newborn reincorporated to Delaware via the merger of Newborn with and into Nuvve HoldCo, with Nuvve HoldCo surviving as the publicly traded entity (the “Reincorporation Merger”), and (ii) immediately after the Reincorporation Merger, Nuvve HoldCo acquired Nuvve OpCo via the merger of Merger Sub with and into Nuvve OpCo, with Nuvve OpCo surviving as the wholly-owned subsidiary of Nuvve HoldCo (the “Acquisition Merger”).

Upon the closing of the Reincorporation Merger, each of Newborn’s outstanding units was automatically separated into its constituent securities and Newborn’s outstanding securities (including the Newborn ordinary shares and Newborn warrants purchased by the investors in the PIPE consummated immediately prior to the Business Combination) were converted into a like number of equivalent securities of Nuvve HoldCo, except that each of Newborn’s rights was converted automatically into one-tenth of one share of Nuvve HoldCo common stock in accordance with its terms.

Upon the closing of the Acquisition Merger, each share of Nuvve OpCo common stock outstanding immediately prior to the effective time of the Acquisition Merger (including the shares issued upon conversion of Nuvve OpCo’s preferred stock and upon conversion of the bridge loan advanced to Nuvve OpCo upon the signing of the Merger Agreement) automatically was converted into approximately 0.21240305 shares (the “Closing Exchange Ratio”) of Nuvve HoldCo common stock, for an aggregate of 9,122,996 shares of Nuvve HoldCo common stock. Each outstanding option to purchase Nuvve OpCo common stock was assumed by Nuvve HoldCo and converted into an option to purchase a number of shares of Nuvve HoldCo common stock equal to the number of shares of Nuvve OpCo common stock subject to such option immediately prior to the effective time multiplied by the Closing Exchange Ratio, for an aggregate of 1,303,610 shares of Nuvve HoldCo common stock, at an exercise price equal to the exercise price immediately prior to the effective time divided by the Closing Exchange Ratio.

Purchase and Option Agreement

Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between Nuvve and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve OpCo and the owner of more than 5% of Nuvve HoldCo common stock, immediately after the closing, Nuvve repurchased 600,000 shares of Nuvve HoldCo common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of Nuvve HoldCo common stock back to Nuvve at a price per share of $14.87 (the average closing price over the five preceding trading days), which was consummated on April 26, 2021. Gregory Poilasne, Nuvve’s Chairman and Chief Executive Officer, and Ted Smith, Nuvve’s President and Chief Operating Officer, have committed to repurchase such shares from Nuvve at the same price Nuvve paid for them (or $14.87 per share).

Registration Rights Agreement

On the Closing Date, Nuvve entered into a registration rights agreement (the “RRA”), by and among Nuvve HoldCo, Newborn’s initial shareholders and certain former Nuvve OpCo stockholders, which provides for the registration of Nuvve HoldCo common stock received by Newborn’s initial shareholders and such former Nuvve OpCo stockholders in the Reincorporation Merger and the Acquisition Merger, respectively. Newborn’s initial shareholders and such former Nuvve OpCo stockholders are entitled to (i) make a written demand for registration under the Securities Act of all or part of their shares and (ii) exercise “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination. In connection with the RRA, Nuvve HoldCo filed a registration statement covering the resale of their shares. Pursuant to the RRA, Nuvve HoldCo shall bear the expenses incurred in connection with the filing of the registration statement.

Stockholder Agreement

On the Closing Date, Nuvve entered into a stockholder’s agreement (the “Stockholder’s Agreement”), by and among Nuvve HoldCo and TTC, a former stockholder of Nuvve OpCo and the owner of more than 5% of Nuvve HoldCo common stock, pursuant to which TTC will have the right to designate one member of Nuvve HoldCo’s board of director for appointment or election as a director for so long as TTC continues to beneficially own 5% of the outstanding Nuvve HoldCo common stock. Subject to certain exceptions, Nuvve will agree to appoint the designee as a director and include the designee in management’s slate of director nominees. Kenji Yodose is TTC’s designee.

The descriptions of the Merger Agreement, Purchase and Option Agreement, Indemnification Escrow Agreement, the Earn-out Escrow Agreement, the Letter of Transmittal, the Lock-Up Agreement, the RRA and the Stockholder’s Agreement do not purport to be complete and are qualified in their entirety by the full text of such documents, which are attached or incorporated by reference as exhibits to the Original Filing.

Newborn Formation and Initial Public Offering

On May 17, 2019, Newborn sold 1,150,000 ordinary shares to its initial shareholders for an aggregate of $25,000. Newborn subsequently declared a share dividend of 0.25 shares for each outstanding share, resulting in 1,437,500 ordinary shares being outstanding. On February 19, 2020, simultaneously with the closing of its initial public offering, Newborn consummated a private placement of 272,500 private units with its sponsor at a price of $10.00 per unit, generating total proceeds of $2,725,000. In the Business Combination, the Newborn ordinary shares were exchanged for shares of Nuvve HoldCo common stock and the Newborn private units were automatically separated into their constituent securities and exchanged for shares of Nuvve HoldCo common stock and pre-merger warrants (as defined in the Original Filing). The Newborn initial shareholders have entered into lock-up agreements, pursuant to which certain shares of Nuvve HoldCo common stock and pre-merger warrants held by the initial shareholders will be locked up for six months after the closing, with respect to 50% of such shares and warrants, and for one year, with respect to the remaining 50% of such shares and warrants (subject to certain exceptions contained therein).

The private warrants held by Newborn initial shareholders are identical to the public warrants, except that the private warrants (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by Nuvve, in each case as long as they are held by the sponsor or its permitted transferees. Additionally, because the Newborn private units were issued in a private transaction, the sponsor and its permitted transferees will be allowed to exercise the pre-merger warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares.

Intellectual Property Acquisition and Research Activities

On November 7, 2017, Nuvve entered into an IP acquisition agreement with the University of Delaware, a beneficial owner of more than 5% of the outstanding Nuvve HoldCo common stock. Pursuant to the IP acquisition agreement, the University of Delaware assigned to Nuvve certain of the key patents underlying its V2G technology.

Under the agreement, Nuvve agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets.

The IP acquisition agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to Nuvve. If the University of Delaware terminates the agreement upon the material breach by Nuvve of certain limited provisions of the IP assignment agreement (which do not include the milestone payment provisions) that is not cured with 45 days after notice from the university, Nuvve will be required to assign the patents back to the university. In the event the University of Delaware notifies Nuvve of a third party’s interest in a region in which the patents are valid, and Nuvve does not within 60 days inform the university that either it intends to address the region pursuant to a commercially reasonable development plan or it intends to enter into a license agreement with an identified third party, Nuvve will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region.

In addition, on September 1, 2016, Nuvve entered into a research agreement with the University of Delaware, whereby the university performs research activity as specified annually by Nuvve. Under the terms of the agreement, Nuvve pays a minimum of $400,000 annually in equal quarterly installments. For each of the years ended December 31, 2021 and 2020, $400,000 was paid under the research agreement.

Dreev Business Venture in Europe

On October 8, 2018, Nuvve entered into a cooperation framework agreement with Électricité de France (“EDF”), a beneficial owner of more than 5% of the outstanding Nuvve HoldCo common stock, which provides for Nuvve and EDF to act as partners in a business venture implementing the commercialization of V2G technology in France, the United Kingdom, Belgium and Italy. Pursuant to the cooperation framework agreement, the parties formed Dreev S.A.S. (“Dreev”), which initially was owned 49% by Nuvve and 51% by EDF.

On February 11, 2019, Nuvve and an EDF subsidiary entered into a shareholders’ agreement setting forth their relationship as shareholders of Dreev. The shareholders’ agreement includes certain rules for the governance of Dreev, as well as certain rights upon a sale of Dreev and certain put and call options rights of Nuvve and the EDF subsidiary, including a call option for each party upon a change in control of the other party.

Also, on February 11, 2019, Nuvve and Dreev entered into an intellectual property agreement, which provided for the license by Nuvve to Dreev of certain intellectual property rights necessary for the business venture to pursue its purpose in its territory and the transfer of those rights to Dreev upon the occurrence of certain events.

Nuvve and Dreev are party to a professional services agreement, pursuant to which Nuvve agreed to make available certain employees to produce certain technical deliverables in connection with the business venture’s implementation of V2G technology in its territory, and a provision agreement, pursuant to which Nuvve seconded an employee to Dreev. Nuvve also agreed to design and produce DC chargers for the business venture.

On October 16, 2019, Nuvve and EDF entered into a master agreement relating to the transfer of share capital of Dreev, pursuant to which the EDF subsidiary purchased approximately 36% of Dreev from Nuvve for a purchase price of $2,304,898. In connection with the transfer, the cooperation framework agreement and intellectual property agreement were amended to add Germany to the territories covered by the business venture. The intellectual property rights agreement was further amended to provide for the immediate transfer to Dreev of the intellectual property rights described above. In exchange for the transfer of the intellectual property rights and the expansion of the territory, Dreev paid $243,733 to Nuvve.

Under the various agreements, Dreev paid Nuvve consulting, services and similar fees in the amount of $0 and $278,887 in the fiscal years ended December 31, 2021 and 2020, respectively.

System Development in Japan

On July 9, 2018, Nuvve entered into a foundation agreement with TTC, a beneficial owner of more than 5% of the outstanding Nuvve HoldCo common stock, and on January 9, 2020, Nuvve entered into a system development and license agreement with TTC. Under the foundation agreement, Nuvve develops charger systems incorporating V2G technology for TTC in connection with various projects in Japan. Under the system development and license agreement, Nuvve agreed to develop commercial V2G systems specifically targeted for the Japanese market for TTC and granted TTC an exclusive license to the intellectual property for any such newly developed target V2G systems in Japan. Under the agreements, TTC paid Nuvve fees in the amount of $399,620 and $621,330 in the fiscal years ended December 31, 2021 and 2020, respectively.

On October 5, 2020, Nuvve entered into an agreement with TTC whereby Nuvve agreed to reimburse TTC for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by Nuvve of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through December 31, 2021.

Compensation

Gregory Poilasne, Nuvve’s Chief Executive Officer, and Ted Smith, Nuvve’s Chief Operating Officer, will receive approximately $1,548,000 and $260,000, respectively, in compensation in respect of their services to Nuvve in prior years, which became due upon the successful completion of the Business Combination. This deferred compensation was paid in April 2021. For a more complete discussion of Mr. Poilasne’s and Mr. Smith’s compensation arrangements, including the compensation for prior services to Nuvve, see “Executive Officer and Director Compensation” above and note 14 of the consolidated financial statements.

Expense Advances

On August 11, 2020, Nuvve issued to Gregory Poilasne, its Chief Executive Officer, a convertible promissory note in satisfaction of accrued and unpaid compensation due to him. The convertible promissory note was one of a series of notes with substantially identical terms. The convertible note bore interest 5% per annum and had a maturity date of December 1, 2020. In connection with the bridge loan advanced to Nuvve OpCo upon the signing of the Merger Agreement, on November 17, 2020, all of the convertible promissory notes were converted into shares of Nuvve Common Stock, with Mr. Poilasne receiving 457,939 shares upon conversion of all $477,454 in principal and accrued interest of the convertible promissory as of such date.

Mr. Poilasne has, from time to time, advanced expenses to Nuvve, which Nuvve repaid without interest. No such advances are presently outstanding.

Consulting Services

A relative of Ted Smith, Nuvve’s Chief Operating Officer, has provided professional services to Nuvve from time to time. Nuvve paid the relative fees in the amount of $0 and $50,513 in the fiscal years ended December 31, 2021 and 2020, respectively.

Angela Strand, a director of Nuvve HoldCo, provided consulting services to Nuvve during 2020. As compensation for such services, Nuvve paid her $6,625 in fees and granted her an option to purchase 50,000 shares of Nuvve’s common stock at an exercise price of $1.85 per share (which had a grant date fair value of $56,842, as calculated using the Black-Scholes option pricing model).

During 2020, Nuvve engaged a stockholder for consulting services. During the fiscal years ended December 31, 2021 and 2020 no amounts were paid to the stockholder for these services. As of December 31, 2021, $42,500 due to the stockholder was included in accounts payable in the consolidated balance sheets forming part of Nuvve’s consolidated financial statements.

Levo Joint Venture

On August 4, 2021, Nuvve formed the Levo joint venture with Stonepeak Rocket Holdings LP (“Stonepeak”) and Evolve (together, the “Investors”). Stonepeak is the beneficial owner of more than 5% of Nuvve HoldCo common stock.

In connection with the Levo joint venture, on August 4, 2021, Nuvve’s wholly owned operating subsidiary, Nuvve OpCo, entered into the Amended and Restated Limited Liability Company Agreement for Levo with the Investors (the “Levo LLCA”); Nuvve entered into a Development Services Agreement with Levo (the “DSA”); Nuvve entered into a Parent Letter Agreement with the Investors and Levo (the “PLA”); Nuvve entered into a Board Rights Agreement with Stonepeak (the “BRA”); and Nuvve entered into an Intellectual Property License and Escrow Agreement with Levo (the “IP License and Escrow Agreement”).

Levo LLCA

The Levo LLCA governs the affairs of Levo and the conduct of its business.

The membership interests authorized by the Levo LLCA consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On the Joint Venture Date and the signing of the Levo LLCA, Levo issued 510,000 Class A Common Units to Nuvve OpCo, 2,801 Class B Preferred Units to the Investors, and 490,000 Class C Common Units to the Investors. The Investors agreed to pay to Levo an aggregate purchase price of $2,801,000 for the Class B Preferred Units and the Class C Common Units. The Investors will receive additional Class B Preferred Units for each $1,000 in additional capital contributions made by them.

The Class B Preferred Units have an initial liquidation preference of $1,000 per unit and are entitled to cumulative preferred distributions at a rate of 8% of the liquidation preference per annum, payable quarterly. Available cash will be distributed quarterly, first, to the Class B Preferred Unit holders to pay the preferred distributions for such quarter; second, to the Class B Preferred Unit holders to pay all amounts due and unpaid on such units (including accumulated and unpaid preferred distributions); third, until the liquidation preference of the Class B Preferred Units is reduced to $1.00, to both the Class B Preferred Unit holders and the Common Unit holders, with the percentage allocation between them varying based on a leverage ratio; and thereafter, to the Common Unit holders. Distributions on the Class B Preferred Units in excess of the preferred distributions will reduce the liquidation preference of the Class B Preferred Units. Until the completion of the first full twelve fiscal quarters after the Investors have made aggregate capital contributions of at least $50 million, Levo may elect to pay the preferred distributions in cash or in kind.

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

At the earliest to occur of August 4, 2028, a fundamental change (which includes, for example, a change of control of Nuvve HoldCo or Nuvve OpCo, certain changes in ownership of Levo, a sale of all or substantially all of Levo’s assets, or an initial public offering or direct listing of Levo) (a “Fundamental Change”) or a trigger event (which includes, for example, a failure to pay quarterly distributions or a material breach by Nuvve HoldCo, Nuvve OpCo or their applicable affiliates of such person’s obligations under the transaction documents) (a “Trigger Event”), Stonepeak will have the option to cause Levo to redeem the Class B Preferred Units in whole or in part from time to time at a redemption price equal to the greater of the liquidation preference, a price based on a 12.5% internal rate of return, and a price based on a 1.55 multiple on invested capital.

At any time following the earliest to occur of August 4, 2028 and a Trigger Event, Stonepeak has the right to cause a sale of Levo. In addition, at any time following the earliest to occur of August 4, 2023, the date on which Levo has entered into contracts with third parties to spend at least $500 million in aggregate capital expenditures, and a Trigger Event, Stonepeak has the right to effect an underwritten initial public offering of Levo.

Levo will be managed by a board of managers consisting of nine managers, of whom (i) five will be appointed by Nuvve OpCo, (ii) for so long as any Class B Preferred Units remain outstanding or Stonepeak owns at least ten percent or more of the issued and outstanding Common Units, three will be appointed by Stonepeak, and (iii) one will be an independent manager. For so long as Evolve owns more than two percent of the issued and outstanding Common Units, Evolve will have the right to designate one person to act as an observer at all meetings of the board of managers, subject to certain limited exceptions. Certain specified actions will require the approval of at least one of the Stonepeak managers, the representative of the Class B Preferred Unit holders and/or Evolve.

Nuvve OpCo and its affiliates are required to present to Levo all investment or business opportunities they become aware of and desire to pursue, to the extent such investment or business opportunities are within the scope of, primarily relate to or compete with, Levo’s business, and shall not pursue any such business opportunity, subject to certain exceptions, during the period ending on the earliest to occur of the funding of the full commitment amount (generally $750 million, subject to increase or decrease in accordance with the Levo LLCA), the end of the commitment period (generally August 4, 2024, subject to reduction or extension in certain circumstances) or a monetization event (including, for example, an underwritten initial public offering or sale of Levo).

The Levo LLCA includes other customary provisions for an agreement of its type, including tag-along rights, a right of first offer on transfers, and drag-along rights.

DSA

Under the DSA, Nuvve or one of its affiliates will provide certain services to Levo and its subsidiaries, including operational, commercial, research and development, engineering, business development, legal, regulatory, accounting, treasury, and finance services.

As payment for the services, upon conclusion of the initial development period, which commenced on August 4, 2021 and runs through the date that Levo has entered into contracts with third parties to spend at least $25,000,000, in the aggregate, of capital expenditures relating to qualifying business opportunities, Levo will pay Nuvve an amount equal to 49% of each of Nuvve’s aggregate total of budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee, in each case, incurred during such initial development period. After the expiration of the initial development period, Levo will pay Nuvve an amount equal to 100% of its budgeted out-of-pocket and general and administrative expenses allocable to the provision of the services, and a fixed monthly general and administrative fee.

The DSA may be terminated under certain conditions, including by Levo for convenience upon 30 days’ written notice, by either party upon written notice to the other party upon a material uncured breach of the DSA, by Nuvve on 90 days’ written notice if no business opportunities have been approved during the commitment period under the Levo LLCA, or by either party upon 30 days’ notice following the earliest to occur of the 3rd anniversary of Levo’s initial public offering, the 3rd anniversary of the date Nuvve ceases to own any Levo equity interests, and the 5th anniversary of the date Nuvve OpCo ceases to have the right to designate a majority of Levo’s board of managers.

PLA

The PLA includes, among other provisions, certain restrictive covenants with respect to Levo’s business, including a business opportunities covenant applicable to Nuvve that is identical to the one in the Levo LLCA described above, and a covenant granting Stonepeak a right of first offer to participate in certain future financing transactions of Levo. In addition, Nuvve agreed to reimburse each of the Investors for a portion of their out-of-pocket expenses incurred in connection with the due diligence, documentation and negotiation of the agreements.

BRA

Under the BRA, so long as the Investors beneficially own any Class B Preferred Units of Levo or at least 10% of Nuvve HoldCo common stock, Stonepeak has the right to designate two individuals to act as observers (the “Board Observer”) at all meetings of Nuvve HoldCo’s board of directors; however, if there is an Investor Director (as defined below) then serving on Nuvve HoldCo’s board, Stonepeak will have the right to appoint one Board Observer instead of two. In addition, for so long as the Investors beneficially own at least 10% of Nuvve HoldCo common stock, Stonepeak has the right to designate one individual (the “Investor Director”) for appointment as a member of Nuvve HoldCo’s board of directors and as a member of one committee of the board of directors (or two committees, if the Investors beneficially own at least 15% of Nuvve HoldCo common stock, or all committees, if the Investors beneficially own at least 25% of Nuvve HoldCo common stock). Any such designee must meet certain qualification requirements.

IP License and Escrow Agreement

The IP License and Escrow Agreement provides that (i) all intellectual property of Nuvve used in Levo’s business will be deposited into escrow, to be released to Levo upon the occurrence of certain specified release events (including, for example, certain circumstances in which Nuvve ceases to provide the services under the DSA and certain bankruptcy-related events), and (ii) Nuvve will grant a license to such intellectual property to Levo, which may be exercised solely after the occurrence of one of the specified release events.

If (i) one of the specified release events has occurred, (ii) the Investors have made capital contributions to Levo of at least $1 billion in respect of the Class B Preferred Units or the commitment period has expired, and (iii) Nuvve and its subsidiaries no longer own any equity interests in Levo, from and after such time and for so long as the license subsists and the intellectual property remains proprietary, Levo shall pay Nuvve (or its successor) a royalty on all vehicle-to-grid net revenue generated by or on behalf of or otherwise attributable to Levo and its affiliates and sublicensees from assets acquired or developed by Levo and its sublicensees.

Levo Warrants and the Levo SPA

In connection with the signing of the term sheet for the Levo joint venture on May 17, 2021 (the “Letter Agreement”), Nuvve HoldCo issued warrants (the “Levo Warrants”) to Stonepeak, which subsequently transferred its Levo Warrants to Stonepeak II, and to Evolve, in five separate series, as follows (in each case, with 90% allocated to Stonepeak II and 10% allocated to Evolve):

●	Series B Warrants to purchase 2,000,000 shares of Nuvve HoldCo common stock, in the aggregate, at an exercise price of $10.00 per share, which are fully vested upon issuance;
●	Series C Warrants to purchase 1,000,000 shares of Nuvve HoldCo common stock, in the aggregate, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures;
●	Series D Warrants to purchase 1,000,000 shares of Nuvve HoldCo common stock, in the aggregate, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures;
●	Series E Warrants to purchase 1,000,000 shares of Nuvve HoldCo common stock, in the aggregate, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and
●	Series F Warrants to purchase 1,000,000 shares of Nuvve HoldCo common stock, in the aggregate, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

The Levo Warrants may be exercised for cash or on a cashless basis. The Levo Warrants expire on May 17, 2031. Nuvve will not be required to net cash settle the Levo Warrants under any circumstances. The exercise price and number of shares issuable upon exercise of the Levo Warrants are subject to adjustment for changes in Nuvve’s capital stock, including stock splits, stock combinations, stock dividends, reclassifications, distributions of purchase rights and distributions of assets. If Nuvve completes a business combination, the Levo Warrants shall be converted into the right to acquire the property they would have received if the Levo Warrants were exercised prior to such business combination.

In connection with the signing of the Letter Agreement, Nuvve HoldCo also entered into a securities purchase agreement (the “Levo SPA”) with Stonepeak (which subsequently transferred its rights under the Levo SPA to Stonepeak II) and Evolve. Under the Levo SPA, from time to time between November 13, 2021 and November 17, 2028, Stonepeak II and Evolve have an option to purchase, in their sole discretion, up to an aggregate of $250 million in shares of Nuvve HoldCo common stock at a purchase price of $50.00 per share, with 90% allocated to Stonepeak II and 10% allocated to Evolve. The Levo SPA includes customary representations and warranties, closing conditions and customary indemnification provisions. In addition, Stonepeak II and Evolve may exercise the option on a cashless basis in the event of a change of control of Nuvve. The purchase price under the Levo SPA is subject to adjustment for any stock dividend, stock split, reverse stock split, reclassification, or similar change in our common stock.

Related Person Policy

Nuvve’s written related party transaction policy requires Nuvve’s directors, nominees for director, officers, employees and 5% stockholders, and their immediate family members, to avoid, wherever possible, all related party transactions. Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Nuvve or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Nuvve HoldCo common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). In addition, Nuvve’s written code of ethics requires Nuvve’s directors, officers and employees to avoid conflicts of interest. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Nuvve’s audit committee, pursuant to its written charter and related party transaction policy, is responsible for reviewing and approving related-party transactions to the extent Nuvve enters into such transactions. All ongoing and future transactions between Nuvve and any of its officers and directors or their respective affiliates shall be approved only if such transactions are on terms believed by the audit committee to be no less favorable to Nuvve than are available from unaffiliated third parties and such transaction does not constitute a conflict of interest. The audit committee, in its sole discretion, may impose such conditions as it deems appropriate on Nuvve or the related party in connection with the approval of the related party transaction. Upon approval by the audit committee, the related party transaction and any conditions thereon will be presented to the Board for approval by a majority of its disinterested independent members.

Prior to entering into the proposed transaction, related parties are required to notify Nuvve’s Chief Financial Officer of the facts and circumstances of the proposed transaction. Additionally, Nuvve requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

As a result of Nuvve HoldCo common stock being listed on the Nasdaq Capital Market, Nuvve adheres to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. The rules of Nasdaq generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.

The board of directors has determined that each of Mr. Ashby, Ms. La Lande, Mr. Montgomery, Mr. Sherman, Ms. Strand and Mr. Yodose qualifies as an independent director, and that the board consists of a majority of independent directors, as such term is defined under the rules of the SEC and Nasdaq. In addition, Nuvve is subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee. The board of directors has determined that each of the members of the audit committee, compensation committee and nominating and corporate governance committee is independent under the rules applicable to members of such committee.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed for or in the years ended December 31, 2021 and 2020 by Moss Adams, Nuvve’s principal accountant commencing on March 19, 2021, and MBP, Newborn’s principal accountant prior to such date.

	Year Ended December 31,
	2021	2020
Moss Adams LLP
Audit Fees (1)	$789,250	$157,000
Audit-Related Fees (2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$789,250	$157,000
Marcum Bernstein & Pinchuk LLP
Audit Fees (1)	$12,360	$34,050
Audit-Related Fees (2)	3,090	7,663
Tax Fees(3)	—	—
All Other Fees	—	36,050
Total Fees	$15,450	$77,763

Grand Total Fees	$804,700	$234,763

(1)	Audit fees consist of fees billed for professional services by the accounting firm for audits and quarterly reviews of financial statements during the years ended December 31, 2021 and 2020 and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including the review of and issuance of consents in connection with registration statement filings with the SEC.
(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by the accounting firm that are reasonably related to the performance of the audit or review of financial statements and are not reported under “Audit Fees.”
(3)	Tax fees represent the aggregate fees billed for professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning services.

The aggregate fees included in Audit Fees are those billed for the fiscal year. The aggregate fees included in the Audit-Related Fees and Tax Fees are those fees billed in the fiscal year.

Pre-Approval Policies and Procedures

The audit committee of the Board has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of the Company’s independent auditor. The Company may not engage its independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render service is entered into pursuant to the audit committee’s pre-approval policies and procedures. All accountant services and fees noted above were either approved in advance by the audit committee or rendered pursuant to such pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2022	NUVVE HOLDING CORP.

	By:	/s/ Gregory Poilasne
Gregory Poilasne
Chief Executive Officer