Form 10-Q
period 2022-03-31
Nuvve Holding Corp.
filed 2022-05-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
☐ Yes   ☒ No
As of May 5, 2022, 18,969,086 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

i

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$23,704,646	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable	1,431,134	1,886,708
Inventories	9,328,206	11,118,188
Prepaid expenses and other current assets	1,685,008	1,036,645
Total Current Assets	36,628,994	46,782,061

Property and equipment, net	572,499	356,194
Intangible assets, net	1,446,218	1,481,077
Investment	670,951	670,951
Right-of-use operating assets	3,397,270	3,483,042
Deferred financing costs	43,562,847	43,562,847
Financing receivables	238,624	138,161
Security deposit, long-term	3,057	3,057
Total Assets	$86,520,460	$96,477,390

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,216,560	$5,738,873
Accrued expenses	3,564,224	2,874,018
Deferred revenue	690,868	719,771
Operating lease liabilities - current	254,057	41,513
Other liabilities	108,384	110,574
Total Current Liabilities	7,834,093	9,484,749

Operating lease liabilities - noncurrent	3,319,734	3,441,642
Warrants liability	458,476	866,000
Derivative liability - non-controlling redeemable preferred shares	433,000	511,948
Other long-term liabilities	17,283	18,860
Total Liabilities	12,062,586	14,323,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issue and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,264,775 at March 31, 2022	3,046,892	2,885,427
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,891,500 and 18,861,130 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,891	1,888
Additional paid-in capital	128,594,145	127,138,504
Accumulated other comprehensive income (loss)	99,762	113,446
Accumulated deficit	(56,385,798)	(47,412,470)
Nuvve Stockholders’ Equity (Deficit)	72,310,000	79,841,368
Non-controlling interests	(899,018)	(572,604)
Total Stockholders’ Equity (Deficit)	71,410,982	79,268,764
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$86,520,460	$96,477,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Products and services	$2,253,784	$311,903
Grants	117,249	487,129
Total revenue	2,371,033	799,032
Operating expenses
Cost of product and service revenue	2,142,312	127,228
Selling, general, and administrative	7,625,550	4,482,740
Research and development	2,135,575	1,262,950
Total operating expenses	11,903,437	5,872,918

Operating loss	(9,532,404)	(5,073,886)
Other income (expense)
Interest income (expense)	1,458	(597,549)
Change in fair value of warrants liability	433,000	421,830
Change in fair value of derivative liability	53,472	—
Other, net	(29,787)	(112,115)
Total other (expense) income, net	458,143	(287,834)
Loss before taxes	(9,074,261)	(5,361,720)
Income tax (benefit) expense	—	—
Net loss	$(9,074,261)	$(5,361,720)
Less: Net loss attributable to non-controlling interests	(100,933)	—
Net loss attributable to Nuvve Holding Corp.	$(8,973,328)	$(5,361,720)
Less: Preferred dividends on redeemable non-controlling interests	64,015	—
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	—
Net loss attributable to Nuvve common stockholders	$(9,198,809)	$(5,361,720)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.49)	$(0.52)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	18,864,374	10,408,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,074,261)	$(5,361,720)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(13,684)	116,749
Total Comprehensive loss	$(9,087,945)	$(5,244,971)
Less: Comprehensive loss attributable to non-controlling interests	(100,933)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(8,987,012)	$(5,244,971)
Less: Preferred dividends on redeemable non-controlling interests	(64,015)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	—
Comprehensive loss attributable to Nuvve common stockholders	$(8,761,531)	$(5,244,971)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$127,138,504	$113,446	$(47,412,470)	$(572,604)	79,268,764
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,973,328)	(100,933)	(9,074,261)
Balances March 31, 2022	18,891,500	$1,891	$128,594,145	$99,762	$(56,385,798)	$(899,018)	$71,410,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—
Balances December 31, 2020, as previously reported	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	57,394,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(9,074,261)	$(5,361,720)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	67,302	41,390
Share-based compensation	1,455,644	262,105
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(433,000)	(421,830)
Change in fair value of derivative liability	(53,472)	—
Loss on disposal of asset	—	1,405
Gain on extinguishment of PPP Loan	—	(764)
Noncash lease expense	178,849	—
Change in operating assets and liabilities
Accounts receivable	454,849	151,204
Inventory	1,789,982	(1,853,640)
Prepaid expenses and other assets	(915,356)	(1,656,880)
Accounts payable	(2,521,672)	1,703,781
Accrued expenses	624,722	3,723,729
Deferred revenue	(23,476)	233,426
Net cash used in operating activities	(8,449,889)	(2,633,851)
Investing activities
Proceeds from sale of property and equipment	—	8,107
Purchase of property and equipment	(250,861)	—
Net cash (used) provided in investing activities	(250,861)	8,107
Financing activities
Deposit with Newborn	—	(287,500)
Proceeds from Newborn Escrow Account	—	58,471,961
Redemption of Newborn shares	—	(18,630)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,704,921)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Payment of finance lease Obligations	(2,073)	—
Net cash (used) provided in financing activities	(2,073)	62,273,616
Effect of exchange rate on cash	146,949	119,541
Net increase (decrease) in cash and restricted cash	(8,555,874)	59,767,413
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$24,184,646	$62,043,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Three Months Ended March 31,
	2022	2021

Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$—	$1,679
Conversion of debenture and accrued interest to common shares	$—	$3,999,435
Conversion of shares due to reverse recapitalization	$—	$3,383
Issuance of common stock for merger success fee	$—	$2,085,299
Non-cash merger transaction costs	$—	$2,085,299
Accrued transaction costs related to reverse recapitalization	$—	$189,434
Issuance of private warrants	$—	$1,253,228
Transfer of Inventory to property and equipment	$87,095	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business
Description of Business
Nuvve Holding Corp., a Delaware corporation headquartered in San Diego, California (the “Company” or “Nuvve”), was founded on November 10, 2020 under the laws of the state of Delaware. On March 19, 2021, the Company (at the time known as NB Merger Corp.) acquired the outstanding shares of Nuvve Corporation (“Nuvve Corp.”), and the Company changed its name to Nuvve Holding Corp.
Structure of the Company
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
On August 4, 2021, the Company formed Levo Mobility LLC, a Delaware limited liability company ("Levo"), with Stonepeak Rocket Holdings LP, a Delaware limited partnership (Stonepeak"), and Evolve Transition Infrastructure LP, a Delaware limited partnership ("Evolve"). Levo is a consolidated a entity of the Company. Please see Note 2 for the principles of consolidation.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
During the three months ended March 31, 2022, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying unaudited (i) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (ii) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2021 Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 31, 2022.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2022 or any future period.
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $56.4 million as of March 31, 2022. Nuvve incurred net losses of approximately $9.1 million for the quarter ended March 31, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $23.7 million, $28.8 million and $71.4 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.

The Company expects its cash and cash equivalents as of May 12, 2022 will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Actual results could be different from management's estimates and should actual results be less favorable than these estimates management would ultimately need to take corrective steps to improve future operating results and its financial condition.
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

The Company formed Levo with Stonepeak and Evolve, in which the Company owns 51% of Levo's common units. The Company has determined that Levo is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Levo and records a non-controlling interest for the share of the entity owned by Stonepeak and Evolve.

Assets and Liabilities of Consolidated VIEs

The Company's condensed consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net loss attributable to non-controlling interests" in the condensed consolidated statements of operations and "Non-controlling interests" in the condensed consolidated balance sheets. See Note 18 for details of non-controlling interests. The Company began consolidating the assets, liabilities and results of operations of Levo during the quarter ended March 31, 2022.

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2022:

March 31, 2022
Assets
Cash	$28,257
Deferred financing costs	3,920,323
Total Assets	$3,948,580

Liabilities and Mezzanine Equity
Accrued expenses	$236,775
Derivative liability - non-controlling redeemable preferred shares	458,476
Total Liabilities	$695,251

Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders") who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 18 for details.
Non-controlling interests
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
COVID-19
The novel coronavirus (COVID-19) which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, has negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. The Company continues to monitor the situation closely but, at this time, is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic has and will have on its business, operating results, cash flows and financial condition, and it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the on-going COVID-19 conditions.
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
Concentrations of Credit Risk
At March 31, 2022 and December 31, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2022 and 2021, one customer accounted for 72.8%, and two customers in aggregate accounted for 49.9% of revenue, respectively.

During the three months ended March 31, 2022 and 2021, the Company's top five customers accounted for approximately 87.5% and 71.4%, respectively, of the Company’s total revenue.

At March 31, 2022, two customers in aggregate accounted for 35.7% of accounts receivable. At December 31, 2021, two customers in aggregate accounted for 32.2% of accounts receivable.

Approximately 58.7% and 56.0% of the Company’s trade accounts receivable balance was with five customers at March 31, 2022 and December 31, 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Financing Costs
Deferred financing costs consist of direct and incremental costs incurred and fees paid for a commitment to obtain financing. As the commitment amount is funded, the carrying amount of the deferred financing costs is reduced and the amount is charged to additional-paid-in-capital. The deferred financing cost will be impaired if it becomes probable that funding of the commitment amount will not occur.
Recently adopted accounting pronouncements
None.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue based on revenue by service lines for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021
Revenue recognized over time:
Services	$194,650	$167,245
Grants	117,249	487,129
Products	2,059,134	144,658
Total revenue	$2,371,033	$799,032
The aggregate amount of revenue for the Company’s existing contracts with customers as of March 31, 2022 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated Balance Sheet, for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2022 (remaining nine months)	$540,331
Thereafter	150,537
Total	$690,868
Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$2,227,734	$591,831
United Kingdom	37,390	141,286
Denmark	105,909	65,915
	$2,371,033	$799,032
The following table summarizes the Company’s long-lived assets in different geographic locations as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$1,948,891	$1,811,607
Denmark	23,550	25,664
	$1,972,441	$1,837,271

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2022	Total Gains (Losses) For The Three Months Ended March 31, 2022
Recurring fair value measurements
Private warrants	$—	$—	$433,000	$433,000	$433,000
Derivative liability - non-controlling redeemable preferred shares	—	—	458,476	458,476	53,472
Total recurring fair value measurements	$—	$—	$891,476	$891,476	$486,472
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

	Private Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2021	$866,000	$511,948
Total (gains) losses for period included in earnings	(433,000)	(53,472)
Balance at March 31, 2022	$433,000	$458,476

The fair value of the level 3 Private Warrants was estimated at March 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.97 years, risk free rate of 2.4%, no dividends, volatility of 64.0%, and strike price of $11.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at March 31, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.0 years to 7.0 years, risk free rate of 2.4%, no dividends, volatility of 56.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2022 and 2021.
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

Accordingly, the Company has recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the company’s consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 18.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table display the fair value of derivatives by balance sheet line item at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$458,476	$511,948

Note 6 – Investment in Dreev
The Company accounts for its 13% equity ownership in Dreev under the costs method. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three months ended March 31, 2022 and 2021. The consulting services are being provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable on the consolidated balance sheets at March 31, 2022 and December 31, 2021:

		March 31, 2022	December 31, 2021
Trade receivables		$1,494,322	$1,949,896
Less: allowance for doubtful accounts		(63,188)	(63,188)
	Accounts receivable, net	$1,431,134	$1,886,708

Allowance for doubtful accounts:

	Balance December 31, 2021	$(63,188)
	Provision	—
	Write-off	—
	Recoveries	—
	Balance March 31, 2022	$(63,188)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	March 31, 2022	December 31, 2021
DC Chargers	$7,431,300	$7,687,598
AC Chargers	204,687	232,920
Vehicles - School Buses (1)	1,620,000	3,180,000
Others	72,219	17,670
Total	$9,328,206	$11,118,188
__________________
(1)As of March 31, 2022, the Company has taken delivery of ten school buses it has committed to purchase from the manufacturer within one year from the purchase order date of May 26, 2021. During the first quarter ended March 31, 2022, five school buses were sold.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Computers & Servers	$113,490	$105,499
Vehicles	168,862	168,862
Office furniture and equipment	317,546	161,771
Others	93,146	6,050
Total	693,044	442,182
Less: Accumulated Depreciation	(120,545)	(85,988)
Property, plant and equipment, net	$572,499	$356,194

	March 31, 2022	March 31, 2021
Depreciation expense	$25,975	$6,508

Note 10 – Intangible Assets
At both March 31, 2022 and December 31, 2021, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 each for the three months ended March 31, 2022 and 2021. Accumulated amortization totaled $645,340 and $610,480 at March 31, 2022 and December 31, 2021, respectively.

The net amount of intangible assets of $1,446,218 at March 31, 2022, will be amortized over the weighted average remaining life of 10.6 years.
Total estimated future amortization expense is as follows:

2022 (remaining nine months)	$104,577
2023	139,437
2024	139,437
2025	139,437
2026	139,437
Thereafter	783,893
$1,446,218

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of March 31, 2022, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 12, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s stockholders' equity. Additionally, see Note 19, “Levo Mobility LLC Entity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants and Securities Purchase agreement, and Levo definitive agreements.
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, as reference above, relating to the formation of a venture, Levo Mobility LLC (the "Letter Agreement"), the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the reduction amount is charged to additional-paid-in capital. As of March 31, 2022, the commitment funded of $3.2 million has reduced the deferred financing costs, and charged to additional-paid-in capital.
In connection with the signing of the Letter Agreement, the Company issued to Stonepeak and Evolve the following ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve):
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
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 of Newborn’s common stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the PIPE). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $11.50 per

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2022 (there were no warrants outstanding at December 31, 2021):

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of March 31, 2022 in the amount of $433,000 and the change in the fair value of the Private Warrant for the three months ended March 31, 2022 of is reflected as a gain of $433,000, in the condensed consolidated statement of operations.
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
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital.
In connection with the signing of the Letter Agreement, as reference above, the Company also entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with Stonepeak and Evolve.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of March 31, 2022, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of March 31, 2022, a total of 1,321,374 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense for the three months ended March 31 are as follows

	Three Months Ended March 31,
	2022	2021
Options	$822,106	$262,105
Restricted stock	613,839	—
Total	$1,435,945	$262,105
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the three months ended March 31, 2022 for the 2010 Plan and the 2020 Plan.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.1	6.1
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	2.00%	2.00%
Volatility (4)	54.4%	54.4%
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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,035,035	3.21	5.90	5,688,201
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(5,310)	1.37	—	—
Outstanding - March 31, 2022	1,029,725	3.22	5.69	5,649,500
Options Exercisable at March 31, 2022	857,024	2.43	5.14	5,344,262
Option Vested at March 31, 2022	857,024	2.43	5.14	5,344,262

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 was zero.
The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,602,850	13.18	9.27	46,920
Granted	106,000	6.77	9.86	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - March 31, 2022	1,708,850	12.78	9.07	252,560
Options Exercisable at March 31, 2022	330,062	13.70	—	—
Option Vested at March 31, 2022	330,062	13.70	—	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 was $3.58.
During the year ended December 31, 2021 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three months ended March 31, 2022 and 2021, were $19,699 and zero, respectively.
Other Information:

	Three Months Ended March 31,
	2022	2021
Amount received from option exercised	$—	$—

	March 31, 2022		Weighted average remaining recognition period
Total unrecognized options compensation costs	$9,987,990		2.98
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2021, and changes during the three months ended March 31, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	353,817	11.00
Granted	27,478	10.15
Vested/Release	(30,370)	13.79
Cancelled/Forfeited	—	—
Nonvested and Outstanding at March 31, 2022	350,925	10.70
As of March 31, 2022, there was $2,200,843 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.4 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended March 31,
	2022	2021
Income tax (benefit) expense	$—	$—
Effective tax rate	0.0%	(0.1)%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2022, there was no material change from the year ended December 31, 2021 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Nuvve common stockholders	$(9,198,809)	$(5,361,720)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	18,864,374	10,408,080
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.49)	$(0.52)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options issued and outstanding	2,773,734	1,415,355
Nonvested restricted stock issued and outstanding	880,892	7,873
Public warrants	2,875,000	2,875,000
Private warrants	136,250	136,250
PIPE warrants	1,353,750	1,353,750
Stonepeak and Evolve warrants	6,000,000	—
Stonepeak and Evolve options	5,000,000	—
Total	19,019,626	5,788,228

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $28,000 and $147,620, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of $28,000 at March 31, 2022 from the same entity that is an investor in the Company.

Equity Forward Purchase

Pursuant to a letter agreement dated April 23,2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. The parties are committed to purchase the shares on or before April 23, 2022. As of April 23, Nuvve's Chief Operating Officer fulfilled his obligation and has purchased from Nuvve a total of 26,900 shares of the Company’s common stock for $14.87 per share. An extension up to June 15, 2022, has been granted and approved for Nuvve's Chief Executive Officer to complete his portion of the committed purchase of shares.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 – Leases
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

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2022

Operating lease assets	Right-of-use operating lease assets	$3,397,270
Finance lease assets	Property, plant and equipment, net	23,550
Total lease assets		$3,420,820

Operating lease liabilities - current	Operating lease liabilities - current	$254,057
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,319,734
Finance lease liabilities - current	Other liabilities - current	7,444
Finance lease liabilities - noncurrent	Other long-term liabilities	17,283
Total lease liabilities		$3,598,518

The components of lease expense are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2022	2021

Operating lease expense	Selling, general and administrative	$176,520	$58,431
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	5,940	—
Interest on finance lease liabilities	Interest expense	639	—
Total lease expense		$183,099	$58,431

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	March 31, 2022	March 31, 2022
2022	$125,784	$5,583
2023	514,377	7,444
2024	529,807	7,444
2025	545,703	7,444
2026	562,074	—
Thereafter	3,017,861	1,861
Total lease payments	5,295,606	29,776
Less: interest	(1,721,815)	(5,049)
Total lease obligations	$3,573,791	$24,727

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

March 31, 2022
Weighted-average remaining lease terms (in years):
Operating lease	9.7
Finance lease	4.0

Weighted-average discount rate:
Operating lease	7.8%
Finance lease	7.8%
Other Information:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,269	$—
Operating cash flows from finance leases	$639	$—
Financing cash flows from finance leases	$2,073	$—

Leased assets obtained in exchange for new finance lease liabilities	$23,550	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

Main Office - Additional Lease Square footage

On November 3, 2021, the Company entered into an amendment of its Main Office Lease to include an additional 4,811 rentable square feet in the suite adjoining its main office facilities in San Diego, California. The lease term will run concurrently with the main office lease which commenced in December 2021. The lease terms include 3% annual fixed increases in the base rental payment. Also, the lease requires the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The lease term commenced on April 15, 2022, and the Company will receive two months of rental abatement to the base rent.

The following is a maturity analysis of the annual undiscounted cash flows under new additional office lease for years ended December 31:

2022	$146,495
2023	256,785
2024	264,488
2025	272,423
2026	280,596
Thereafter	1,507,106
Total lease payments	$2,727,893

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Commitments and Contingencies
(a)      Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the three months ended March 31, 2022 and 2021, $100,000 each was paid under the research agreement, respectively. In October 2021, the agreement was renewed for one year through August 2022. At March 31, 2022, $166,667 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of March 31, 2022 and December 31, 2021, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2022, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e) Reimbursement of Legal Fees
On October 5, 2020, the Company entered into an agreement with an investor whereby the Company agreed to reimburse the investor for certain legal fees, up to approximately $96,000, associated with a license agreement between the parties. The reimbursement is payable upon the completion by the Company of an equity financing or the completion of the licensing agreement. No legal fees have been accrued or paid under this agreement through March 31, 2022.
(g)    Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to a supplier for 250 DC Chargers, for a total amount of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. On December 23 and December 27, 2021, Nuvve received a partial shipment of 80 of the DC Chargers, for which Nuvve paid $3.1 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. As of March 31, 2022, the supplier is in the process of bringing the delivered DC Chargers into full conformance. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in original PO for the delivery of the remaining DC Chargers still subject to the original PO.
The agreed terms in April 2022, does not impact the rights and remedies of the parties in existence under the original PO. Therefore, in the event Nuvve and the supplier are unable to resolve the outstanding issues, Nuvve believes it has the right to terminate the unfulfilled portion of the original PO, based on Nuvve's belief that the supplier failed to timely delivery conforming DC Chargers. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would defend itself vigorously should any proceeding result from such dispute. However, the outcome of any such proceeding would be inherently uncertain, and there can be no assurance that Nuvve would prevail. The amount and/or timing of any liability resulting from such a proceeding is not reasonably estimable at this time.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 - Non-Controlling Interest

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At March 31, 2022, Levo had accrued preferred dividends of $126,775 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At March 31, 2022, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$126,775	$3,264,775

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by —, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $3,138,000. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the quarter ended March 31, 2022, Levo accreted $161,466 resulting in the carrying value of the the redeemable preferred stock of $3,046,892.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets at March 31, 2022:

March 31, 2022

Add: net loss attributable to non-controlling interests as of March 31, 2022	$(100,933)
Less: dividends paid to non-controlling interests as of March 31, 2022	64,015
Less: Preferred share accretion adjustment	161,466
Non-controlling interests	$(326,414)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2022:

Three Months Ended March 31, 2022
Net loss attributable to non-controlling interests	$(100,933)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Three Months Ended March 31, 2022
Beginning balance - December 31, 2021	$2,885,426
Preferred share Accretion adjustment	161,466
Ending balance - March 31, 2022	$3,046,892

Note 19 - Subsequent Events
In April 2022, the Company entered into a sublease agreement with a local San Diego company to sublease the Company's 4,811 square foot expansion. The term of the sublease is twelve months with fixed base rental income of $2,250 per month. The sublease has no option for renewal or extension at the end of the sublease term.

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
Our estimated backlog at March 31, 2022, was $4.0 million, which we expect to be earned over the next several quarters and years.

Results of Operations
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$2,253,784	$311,903	$1,941,881	623%
Grants	117,249	487,129	(369,880)	(76)%
Total revenue	2,371,033	799,032	1,572,001	197%
Operating expenses
Cost of product and service revenue	2,142,312	127,228	2,015,084	1,584%
Selling, general and administrative expenses	7,625,550	4,482,740	3,142,810	70%
Research and development expense	2,135,575	1,262,950	872,625	69%
Total operating expenses	11,903,437	5,872,918	6,030,519	103%
Operating loss	(9,532,404)	(5,073,886)	(4,458,518)	88%
Other income (expense)
Interest income (expense)	1,458	(597,549)	599,007	(100)%
Change in fair value of conversion option on convertible notes	—	—	—	100%
Change in fair value of private warrants liability	433,000	421,830	11,170	100%
Change in fair value of derivative liability	53,472	—	53,472	100%
Other, net	(29,787)	(112,115)	82,328	(73)%
Total other (expense) income, net	458,143	(287,834)	745,977	(259)%
Loss before taxes	(9,074,261)	(5,361,720)	(3,712,541)	69%
Income tax (benefit) expense	—	—	—	—%
Net loss	$(9,074,261)	$(5,361,720)	$(3,712,541)	69%
Less: Net loss attributable to non-controlling interests	(100,933)	—	(100,933)	100%
Net loss attributable to Nuvve Holding Corp.	$(8,973,328)	$(5,361,720)	$(3,611,608)	67%

Revenue

Total revenue was $2.4 million for the three months ended March 31, 2022, compared to $0.8 million for the three months ended March 31, 2021, an increase of $1.6 million, or 196.7%. The increase is attributed to a $1.9 million increase in products and services revenue, partially offset by a decrease in grants revenue. Products and services revenue for the three months ended March 31, 2022 consist of sales of school buses of $1.7 million, DC and AC Chargers of about $0.3 million, grid services revenue of $0.1 million, and engineering services of $0.1 million. While we may sell school buses and similar equipment from time to time in the future, unlike DC and AC Chargers, sales of school buses are not presently expected to be a regular part of our business.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended March 31, 2022, increased by $2.0 million to $2.1 million, and margin decreased to 4.9% from 59.2% compared to the same prior year period. This was mostly due to the impact of lower margin school buses sales, and a higher mix of hardware charging stations sales and a lower mix of engineering services in the current quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $7.6 million for the three months ended March 31, 2022, as compared to $4.5 million for the three months ended March 31, 2021, an increase of $3.1 million, or 70.1%.
The increases during the three months ended March 31, 2022 were primarily attributable to increases in compensation expenses of $0.3 million, including share-based compensation, $0.6 million of professional fees related to internal operational reviews, and $2.2 million of governance and other public company costs. Expenses resulting from the consolidation of Levo's activities during the quarter, contributed $0.5 million to the increase in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.9 million, or 69.1%, from $1.3 million for the three months ended March 31, 2021 to $2.1 million for the three months ended March 31, 2022. The increases during the three months ended March 31, 2022 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of private warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $0.7 million of income, from $0.29 million of other income for the three months ended March 31, 2021, to $0.5 million in other income for the three months ended March 31, 2022.
The increases during the three months ended March 31, 2022 was primarily attributable to the change in fair value of the private warrants liability and derivative liability.
Income Taxes
In the three months ended March 31, 2022 and 2021, we recorded no material income tax expenses. The income tax expenses during the three months ended March 31, 2022 and 2021 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss includes the net loss attributable to Stonepeak and Evolve, the holders of non-controlling interests in Levo, on our condensed consolidated statements of operations.
Net loss increased by $3.7 million, or 69.2%, from $5.4 million for the three months ended March 31, 2021, to $9.1 million for the three months ended March 31, 2022. The increase in net loss was primarily due to increase in expenses of $6.0 million, partially offset by increase in other income of $0.7 million for the aforementioned reasons.

Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.1 million for the three months ended March 31, 2022.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entities (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidate Levo and record a non-controlling interest for the share of the Levo owned by Stonepeak and Evolve during the three months ended March 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $9.1 million for the quarter ended March 31, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $23.7 million, $28.8 million and $71.4 million, respectively.
Nuvve has incurred net losses and negative cash flows from operations since its inception. Nuvve has funded its business operations primarily with the issuance of equity and convertible notes, borrowings and cash from operations. Also, in the past, Nuvve has been able to raise funds primarily through the Business Combination and PIPE Offering (see our 2021 Form 10-K for details) to support its business operations. However, there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all.
On April 25, 2022, Nuvve filed a shelf registration statement with the SEC which will allow it to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. Nuvve believes that it will be able to raise capital by issuing securities pursuant to its effective shelf registration statement.
On May 5, 2022, Nuvve entered into an At the Market Offering Agreement (the "Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agent"). From time to time during the term of the Sales Agreement, Nuvve may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement describe above.
Nuvve believes that its cash balance as of March 31, 2022, in addition to its cash flows from operations, will be sufficient to fund its working capital and capital expenditure requirements for the next 12 months from the filing date of this Quarterly Report.
Equity Forward Purchase

Pursuant to a letter agreement dated April 23,2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. The parties are committed to purchase the shares on or before April 23, 2022. As of April 23, Nuvve's Chief Operating Officer fulfilled his obligation and has purchased from Nuvve a total of 26,900 shares of the Company’s common stock for $14.87 per share. An extension up to June 15, 2022 has been granted and approved for Nuvve's Chief Executive Officer to complete his portion of the committed purchase of shares.
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
Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to a supplier for 250 DC Chargers, for a total amount of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. On December 23 and December 27, 2021, Nuvve received a partial shipment of 80 of the DC Chargers, for which Nuvve paid $3.1 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. As of March 31, 2022, the supplier is in the process of bringing the delivered

DC Chargers into full conformance. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in original PO for the delivery of the remaining DC Chargers still subject to the original PO.
The agreed terms in April 2022, does not impact the rights and remedies of the parties in existence under the original PO. Therefore, in the event Nuvve and the supplier are unable to resolve the outstanding issues, Nuvve believes it has the right to terminate the unfulfilled portion of the original PO, based on Nuvve's belief that the supplier failed to timely delivery conforming DC Chargers. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would defend itself vigorously should any proceeding result from such dispute. However, the outcome of any such proceeding would be inherently uncertain, and there can be no assurance that Nuvve would prevail. The amount and/or timing of any liability resulting from such a proceeding is not reasonably estimable at this time.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,449,889)	$(2,633,851)
Investing activities	(250,861)	8,107
Financing activities	(2,073)	62,273,616
Effect of exchange rate on cash and restricted cash	146,949	119,541
Net increase (decrease) in cash and restricted cash	$(8,555,874)	$59,767,413
Net cash used in operating activities during the three months ended March 31, 2022 was $8.4 million as compared to net cash used of $2.6 million in the three months ended March 31, 2021. The $5.8 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the three months ended March 31, 2022 as compared to the same prior period. Working capital during the three months ended March 31, 2022 was impacted by, among other items, higher net loss of $9.1 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the three months ended March 31, 2022, cash used for investing activities was $0.25 million as compared to net cash provided by investing activities of $0.01 million during the three months ended March 31, 2021, which was used to purchase fixed assets.
Net cash used for financing activities for the three months ended March 31, 2022 was very minimal. Net cash provided by financing activities for the three months ended March 31, 2021 was $62.3 million, of which $58.5 million was provided in connection with the Business Combination, $14.3 million was provided in connection with the PIPE offering, partially offset by issuance costs of $3.7 million, the repayment of Newborn sponsor loans of $0.5 million, and the $6.0 million repurchase of common stock.

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
For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2021 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2021 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2021 Form 10-K.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2022.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described in our 2021 Form 10-K. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2021 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2021 Form 10-K, please refer to Part II, Item 9A of our 2021 Form 10-K.

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
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. "Risk Factors” in our 2021 Form 10‑K. During the three months ended March 31, 2022, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
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
May 12, 2022

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer