Form 10-Q
period 2022-06-30
Nuvve Holding Corp.
filed 2022-08-12
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
☐ Yes   ☒ No
As of August 4, 2022, 22,363,540 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, (i) risks related to the rollout of Nuvve's business and the timing of expected business milestones; (ii) Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; (iii) Nuvve's ability to maintain effective internal controls over financial reporting, including the remediation of identified material weaknesses in internal control over financial reporting relating to segregation of duties with respect to, and access controls to, its financial record keeping system, and Nuvve's accounting staffing levels; (iv) Nuvve's current dependence on sales of charging stations for most of its revenues; (v) overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; (vi) potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; (vii) the effects of competition on Nuvve's future business; (viii) risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; (ix) the risk that we conduct a portion of our operations through a joint venture exposes us to risks and uncertainties, many of which are outside of our control; (x) that our joint venture with Levo Mobility LLC may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds; (xi) changes in applicable laws or regulations; (xii) the COVID-19 pandemic and its effect directly on Nuvve and the economy generally; (xiii) risks related to disruption of management time from ongoing business operations due to our joint ventures; (xiv) risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; (xv) the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; and (xvi) risks related to the benefits expected from the $1.2 trillion dollar infrastructure bill passed by the U.S. House of Representatives (H.R. 3684), as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.

Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$14,890,242	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable	1,958,656	1,886,708
Inventories	10,796,032	11,118,188
Prepaid expenses and other current assets	2,384,575	1,036,645
Total Current Assets	30,509,505	46,782,061

Property and equipment, net	600,546	356,194
Intangible assets, net	1,411,358	1,481,077
Investments	1,670,951	670,951
Right-of-use operating assets	5,195,474	3,483,042
Deferred financing costs	—	43,562,847
Financing receivables	238,624	138,161
Security deposit, long-term	3,057	3,057
Total Assets	$39,629,515	$96,477,390

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,327,366	$5,738,873
Accrued expenses	2,392,820	2,874,018
Deferred revenue	781,922	719,771
Operating lease liabilities - current	455,064	41,513
Other liabilities	111,387	110,574
Total Current Liabilities	7,068,559	9,484,749

Operating lease liabilities - noncurrent	5,053,219	3,441,642
Warrants liability	182,000	866,000
Derivative liability - non-controlling redeemable preferred shares	491,012	511,948
Other long-term liabilities	15,120	18,860
Total Liabilities	12,809,910	14,323,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,330,071 at June 30, 2022	3,208,360	2,885,427
Class D Incentive units, zero par value, 1,000,000 units authorized, 250,000 units issued and outstanding at June 30, 2022	140,850	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,709,763 and 18,861,130 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,986	1,888
Additional paid-in capital	134,261,487	127,138,504
Accumulated other comprehensive income (loss)	73,448	113,446
Accumulated deficit	(107,629,843)	(47,412,470)
Nuvve Stockholders’ Equity (Deficit)	26,707,078	79,841,368
Non-controlling interests	(3,236,683)	(572,604)
Total Stockholders’ Equity (Deficit)	23,470,395	79,268,764
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$39,629,515	$96,477,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Products and services	$1,068,029	$766,516	$3,321,813	$1,078,419
Grants	233,698	214,814	350,947	701,943
Total revenue	1,301,727	981,330	3,672,760	1,780,362
Operating expenses
Cost of product and service revenue	1,034,596	362,658	3,176,908	489,886
Selling, general, and administrative	8,136,522	5,269,791	15,762,072	9,752,531
Research and development	2,170,139	1,689,245	4,305,714	2,952,195
Total operating expenses	11,341,257	7,321,694	23,244,694	13,194,612

Operating loss	(10,039,530)	(6,340,364)	(19,571,934)	(11,414,250)
Other income (expense)
Interest income (expense)	6,945	1,984	8,403	(595,565)
Write-off of deferred financing costs	(43,562,847)	—	(43,562,847)	—
Change in fair value of warrants liability	251,000	(351,602)	684,000	70,228
Change in fair value of derivative liability	(32,536)	—	20,936	—
Other, net	22,020	503,676	(7,767)	391,561
Total other (expense) income, net	(43,315,418)	154,058	(42,857,275)	(133,776)
Loss before taxes	(53,354,948)	(6,186,306)	(62,429,209)	(11,548,026)
Income tax (benefit) expense	—	1,000	—	1,000
Net loss	$(53,354,948)	$(6,187,306)	$(62,429,209)	$(11,549,026)
Less: Net loss attributable to non-controlling interests	(2,110,903)	—	(2,211,837)	—
Net loss attributable to Nuvve Holding Corp.	$(51,244,045)	$(6,187,306)	$(60,217,372)	$(11,549,026)
Less: Preferred dividends on redeemable non-controlling interests	65,296	—	129,311	—
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	—	322,932	—
Net loss attributable to Nuvve common stockholders	$(51,470,807)	$(6,187,306)	$(60,669,615)	$(11,549,026)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(2.70)	$(0.33)	$(3.20)	$(0.79)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	19,064,854	18,668,009	18,965,167	14,560,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(53,354,948)	$(6,187,306)	$(62,429,209)	$(11,549,026)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(26,314)	(20,146)	(39,998)	96,603
Total Comprehensive loss	$(53,381,262)	$(6,207,452)	$(62,469,207)	$(11,452,423)
Less: Comprehensive loss attributable to non-controlling interests	(2,110,903)	—	(2,211,837)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(51,270,359)	$(6,207,452)	$(60,257,370)	$(11,452,423)
Less: Preferred dividends on redeemable non-controlling interests	(65,296)	—	(129,311)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	—	(322,932)	—
Comprehensive loss attributable to Nuvve common stockholders	$(51,043,597)	$(6,207,452)	$(59,805,127)	$(11,452,423)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$127,138,504	$113,446	$(47,412,470)	$(572,604)	79,268,764
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,973,328)	(100,933)	(9,074,261)
Balances March 31, 2022	18,891,500	1,891	128,594,145	99,762	(56,385,798)	(899,018)	71,410,982
Exercise of stock options and vesting of restricted stock options	360,018	50	173,575	—	—	—	173,625
Stock-based compensation	—	—	1,640,055	—	—	—	1,640,055
Proceeds from forward option put exercise	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	323,746	32	1,859,653	—	—	—	1,859,685
Currency translation adjustment	—	—	—	(26,314)	—	—	(26,314)
Preferred dividends - non-controlling interest	—	—	—	—	—	(65,296)	(65,296)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(51,244,045)	(2,110,903)	(53,354,948)
Balances June 30, 2022	19,709,763	$1,986	$134,261,487	$73,448	$(107,629,843)	$(3,236,683)	$23,470,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—
Balances December 31, 2020, as previously reported	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	57,394,610
Additional merger recapitalization costs	—	—	—	—	(265,736)	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—
Issuance of common shares	—	—	—	—	—	—	—	—
Issuance of warranties to Stonepeak and Evolve	—	—	—	—	30,234,000	—	—	30,234,000
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	12,584,000
Stock-based compensation	—	—	—	—	1,090,603	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	(20,146)	—	(20,146)
Net loss	—	—	—	—	—	—	(6,187,306)	(6,187,306)
Balances June 30, 2021	—	$—	18,626,624	$1,863	$126,816,249	$18,762	$(32,006,849)	$94,830,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(62,429,209)	$(11,549,026)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	137,755	81,874
Share-based compensation	3,357,859	1,352,708
Write-off of deferred financing costs	43,562,847	—
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(684,000)	(70,228)
Change in fair value of derivative liability	(20,936)	—
Loss on disposal of asset	—	1,381
Gain on extinguishment of PPP Loan	—	(492,100)
Noncash lease expense	283,251	(1,003)
Change in operating assets and liabilities
Accounts receivable	(74,278)	(139,140)
Inventory	322,156	(3,164,653)
Prepaid expenses and other assets	(1,462,221)	(2,209,159)
Accounts payable	(2,409,448)	330,890
Accrued expenses	(684,517)	1,595,165
Deferred revenue	79,576	305,922
Net cash used in operating activities	(20,021,165)	(13,413,426)
Investing activities
Proceeds from sale of property and equipment	—	7,969
Purchase of property and equipment	(317,225)	—
Investments	(1,000,000)	—
Net cash (used) provided in investing activities	(1,317,225)	7,969
Financing activities
Proceeds from Newborn Escrow Account	—	58,184,461
Redemption of Newborn shares	—	(18,629)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,970,657)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Purchase of stock from investor	—	(2,000,000)
Payment of financing costs	—	(531,527)
Proceeds from forward option put exercise	1,994,073	—
Proceeds from common stock offering, net of offering costs	1,859,685	—
Payment of finance lease Obligations	(4,425)	(1,989)
Proceeds from exercise of stock options	173,575	—
Net cash (used) provided in financing activities	4,022,908	59,474,365
Effect of exchange rate on cash	(54,796)	98,193
Net increase (decrease) in cash and restricted cash	(17,370,278)	46,167,101
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$15,370,242	$48,442,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Six Months Ended June 30,
	2022	2021

Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$—	$1,679
Conversion of debenture and accrued interest to common shares	$—	$3,999,435
Conversion of shares due to reverse recapitalization	$—	$3,383
Issuance of common stock for merger success fee	$—	$2,085,299
Non-cash merger transaction costs	$—	$2,085,299
Accrued transaction costs related to reverse recapitalization	$—	$189,434
Issuance of private warrants	$—	$1,253,228
Forgiveness of PPP Loan	$—	$492,100
Issuance of Stonepeak and Evolve warrants	$—	$27,640,000
Issuance of Stonepeak and Evolve options	$—	$12,584,000
Transfer of Inventory to property and equipment	$87,095	$—
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
Structure of the Company
Nuvve has two wholly owned subsidiaries, Nuvve Corp. and Nuvve Co (Nuvve Japan). Nuvve Corp. has three wholly owned subsidiaries: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France, and (3) Nuvve LTD, a company registered in United Kingdom. In March 2020, following the establishment of its investment in Dreev S.A.S. ('Dreev") in 2019 (Note 6), the Company ceased operations of its subsidiary, Nuvve SaS in France. The two employees of Nuvve SaS resigned from the Company in March 2020 and were concurrently hired by Dreev. Financial results for Nuvve SaS are included in the Company’s financial results through the cessation of operations.
On August 4, 2021, the Company formed Levo Mobility LLC, a Delaware limited liability company ("Levo"), with Stonepeak Rocket Holdings LP, a Delaware limited partnership ("Stonepeak"), and Evolve Transition Infrastructure LP, a Delaware limited partnership ("Evolve"). Levo is a consolidated entity of the Company. Please see Note 2 for the principles of consolidation.
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments as of June 30, 2022. Levo utilizes Nuvve’s V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and supports the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs, such as electric school buses, charging infrastructure powered by Nuvve’s V2G platform, EV and charging station maintenance, energy management, and technical advice.

Levo initially focuses on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

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
During the six months ended June 30, 2022, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying unaudited (i) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (ii) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2021 Form 10-K, filed with the SEC on March 31, 2022.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $107.6 million as of June 30, 2022. Nuvve incurred net losses of approximately $62.4 million as of the six months ended June 30, 2022, and $27.2 million and $4.9 million for the years ended December 31, 2021, and 2020, respectively. As of June 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $14.9 million, $23.4 million and $23.5 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
On May 5, 2022, the Company entered into an at-the-market offering agreement in which the Company from time to time during the term of the sales agreement, offer and sell shares of its common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. Shares of common stock sold under the sales agreement are offered and sold pursuant to the Company's shelf registration statement. During the six months ended June 30, 2022, the Company sold 323,746 shares of common stock pursuant to the sales agreement at an average price of $6.12 per share for aggregate net proceeds of approximately $1.9 million. Additionally, during the month of July 2022, the Company sold 469,136 shares of common stock pursuant to the sales agreement at an average price of $4.17 per share for aggregate net proceeds of approximately $1.9 million.
In July 2022, the Company had a direct equity offering of its common stock. See Note 19 for details. The aggregate gross proceeds to the Company from the offering were approximately $14.0 million and net proceeds were $13.1 million.

The Company expects its cash and cash equivalents as of August 11, 2022 will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Actual results could be different from management's estimates and should actual results be less favorable than these estimates management would ultimately need to take corrective steps to improve future operating results and its financial condition.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2022:

June 30, 2022
Assets
Cash	$28,068
Deferred financing costs	—
Total Assets	$28,068

Liabilities and Mezzanine Equity
Accrued expenses	$212,071
Derivative liability - non-controlling redeemable preferred shares	491,012
Total Liabilities	$703,083

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
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies (“EGC”) to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The Company qualifies as an EGC. The JOBS Act provides that an EGC can elect to opt-out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This different adoption timing may make a comparison of the Company’s financial statements with another public company, which is neither an EGC nor an EGC that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentrations of Credit Risk
At June 30, 2022 and December 31, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and six months ended June 30, 2022 three and two customers accounted for 54.9% and 58.8% of revenue, respectively. For the three and six months ended June 30, 2021 two and three customers in aggregate accounted for 48.6% and 56.4% of revenue, respectively.

During the three and six months ended June 30, 2022, the Company's top five customers accounted for approximately 71.8% and 70.1%, respectively, of the Company’s total revenue. During the three and six months ended June 30, 2021, the Company's top five customers accounted for approximately 68.3% and 71.0%, respectively, of the Company’s total revenue.

At June 30, 2022, two customers in aggregate accounted for 37.1% of accounts receivable. At December 31, 2021, two customers in aggregate accounted for 32.2% of accounts receivable.

Approximately 58.5% and 56.0% of the Company’s trade accounts receivable balance was with five customers at June 30, 2022 and December 31, 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
Revenue Recognition
Bill-and-hold arrangements - The Company occasionally enter a bill and hold arrangements in which some customers request that billed products that are ready for delivery be held at our warehouse facility for them until shipment at a later date. In this instance, revenue is recognized when; 1) the risks of ownership, including title, have passed to the customer, 2) the product must be identified separately as belonging to the customer, 3) the product currently must be ready for physical transfer to the customer, and 4) the Company does not have the ability to use the product or to direct it to another customer.
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
The Company recorded an impairment charge of $43.6 million during the six months ended June 30, 2022. The impairment charge was driven by a write-off of deferred financing costs associated with the carrying value of warrants and stock options granted to Stonepeak and Evolve in May 2021 in return for their capital commitment to fund up to $750 million in V2Genabled EV fleet deployments of school buses through Levo. The Company impaired the deferred financing costs during the six months ended June 30, 2022 primarily because it has not entered into fleet as a service customer contracts requiring preferred capital commitments from Stonepeak and Levo in excess of $43.6 million within one year of the deferred financing costs being capitalized. The impairment charge is non-cash and does not impact the existing capital commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this capital commitment. Note 19 of the Company's 2021 Form 10-K further describes the terms of the capital commitment with Stonepeak and Evolve.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2022, the Company invested $1.0 million in Switch EV Ltd ("Switch"), a nonpublic entity incorporated and registered in the United Kingdom for a future equity ownership. Since Switch is a nonpublic entity, there is no readily determinable fair value. As of June 30, 2022, the Company’s investment in Switch was accounted for as an investment in equity securities without a readily determinable fair value subject to impairment. The Company did not recognize an impairment loss on its investment during the quarter ended June 30, 2022.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue based on revenue by service lines for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized over time:
Services	$73,522	$363,366	$268,172	$530,611
Grants	233,698	214,814	350,947	701,943
Products	994,507	403,150	3,053,641	547,808
Total revenue	$1,301,727	$981,330	$3,672,760	$1,780,362
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of June 30, 2022 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated Balance Sheet, for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2022 (remaining six months)	$138,399
Thereafter	643,523
Total	$781,922
Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$1,125,586	$812,796	$3,353,976	$1,404,627
United Kingdom	99,995	113,703	137,385	254,989
Denmark	76,146	54,831	181,399	120,746
	$1,301,727	$981,330	$3,672,760	$1,780,362
The following table summarizes the Company’s long-lived assets in different geographic locations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Long-lived assets:
United States	$1,915,685	$1,811,607
Denmark	20,827	25,664
	$1,936,512	$1,837,271

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2022	Total Gains (Losses) For The Three Months Ended June 30, 2022	Total Gains (Losses) For The Six Months Ended June 30, 2022
Recurring fair value measurements
Private warrants	$—	$—	$182,000	$182,000	$251,000	$684,000
Derivative liability - non-controlling redeemable preferred shares	—	—	491,012	491,012	(32,536)	20,936
Total recurring fair value measurements	$—	$—	$673,012	$673,012	$218,464	$704,936
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022:

	Private Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2021	$866,000	$511,948
Total (gains) losses for period included in earnings	(433,000)	(53,472)
Balance at March 31, 2022	433,000	458,476
Total (gains) losses for period included in earnings	(251,000)	32,536
Balance at June 30, 2022	$182,000	$491,012

The fair value of the level 3 Private Warrants was estimated at June 30, 2022 using the Black-Scholes model which used the following inputs: term of 3.72 years, risk free rate of 3.0%, no dividends, volatility of 67.0%, and strike price of $11.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at June 30, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 2.09 years years to 7.0 years, risk free rate of 3.0%, no dividends, volatility of 57.0% and probability of redemptions triggered of 75.0%.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table display the fair value of derivatives by balance sheet line item at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$491,012	$511,948

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three and six months ended June 30, 2022 and 2021. The consulting services are being provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.
In accordance with an advanced subscription agreement dated June 6, 2022, the Company invested $1.0 million in Switch, a nonpublic entity incorporated and registered in the United Kingdom for a future equity ownership expected be more or less than 5% subject to final valuations. Switch will automatically award the Company the equity ownership with conversion shares in equity upon its completion of either a financing round, company sale or IPO, or dissolution event. The Company is expected to account for the investment as an investment in equity securities without a readily determinable fair value subject to impairment. The Company and Switch intends to collaborate in the future to integrate technologies for the advancement of V2G.

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable on the consolidated balance sheets at June 30, 2022 and December 31, 2021:

		June 30, 2022	December 31, 2021
Trade receivables		$2,021,844	$1,949,896
Less: allowance for doubtful accounts		(63,188)	(63,188)
	Accounts receivable, net	$1,958,656	$1,886,708

Allowance for doubtful accounts:

	Balance December 31, 2021	$(63,188)
	Provision	—
	Write-off	—
	Recoveries	—
	Balance June 30, 2022	$(63,188)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	June 30, 2022	December 31, 2021
DC Chargers	$8,852,624	$7,687,598
AC Chargers	214,486	232,920
Vehicles - School Buses (1)	1,620,000	3,180,000
Others	108,922	17,670
Total	$10,796,032	$11,118,188
__________________
(1)As of June 30, 2022, the Company has taken delivery of ten school buses it has committed to purchase from the manufacturer within one year from the purchase order date of May 26, 2021. Five school buses were sold during first quarter ended March 31, 2022.

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Computers & Servers	$126,931	$105,499
Vehicles	168,862	168,862
Office furniture and equipment	332,007	161,771
Others	131,607	6,050
Total	759,407	442,182
Less: Accumulated Depreciation	(158,861)	(85,988)
Property, plant and equipment, net	$600,546	$356,194

	June 30, 2022	June 30, 2021
Depreciation expense	$62,265	$12,147

Note 10 – Intangible Assets
At both June 30, 2022 and December 31, 2021, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 each for the three months ended June 30, 2022 and 2021, respectively. Amortization expense of intangible assets was $69,720 each for the six months ended June 30, 2022 and 2021, respectively. Accumulated amortization totaled $680,200 and $610,480 at June 30, 2022 and December 31, 2021, respectively.

The net amount of intangible assets of $1,411,358 at June 30, 2022, will be amortized over the weighted average remaining life of 10.4 years.
Total estimated future amortization expense is as follows:

2022 (remaining six months)	$69,719
2023	139,437
2024	139,437
2025	139,437
2026	139,437
Thereafter	783,891
$1,411,358

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of June 30, 2022, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 12, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s stockholders' equity. Additionally, see Note 19, “Levo Mobility LLC Entity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants and Securities Purchase agreement, and Levo definitive agreements.
Shelf Registration and At the Market Offering
On April 25, 2022, the Company filed a shelf registration statement with the SEC which will allow it to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. The Company believes that it will be able to raise capital by issuing securities pursuant to its effective shelf registration statement.
On May 5, 2022, the Company entered into an at-the-market offering agreement, with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement describe above. During the six months ended June 30, 2022, the Company sold 323,746 shares of common stock pursuant to the Sales Agreement at an average price of $6.12 per share for aggregate net proceeds of approximately $1.9 million.
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the reduction amount is charged to additional-paid-in capital. As of June 30, 2022, the commitment funded of $3.2 million has reduced the deferred financing costs, and charged to additional-paid-in capital. Additionally, as of June 30, 2022, the Company recorded an impairment charge of the carrying value on the balance sheet of $31.0 million. See Note 2 for details.
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
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 of Newborn’s common stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the "PIPE"). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $11.50 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2022 (there were no warrants outstanding at December 31, 2021):

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of June 30, 2022 in the amount of $182,000 and the change in the fair value of the Private Warrants for the three and six months ended June 30, 2022 of is reflected as a gain of $251,000 and $684,000, respectively, in the condensed consolidated statement of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of the Letter Agreement, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital. As of June 30, 2022, the Company recorded an impairment charge of the carrying value on the balance sheet of $12.6 million. See Note 2 for details.
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

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of June 30, 2022, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of June 30, 2022, a total of 1,262,865 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense for the three and six months ended June 30 are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	$548,652	$810,738	$1,370,758	$1,063,008
Restricted stock	1,187,254	258,137	1,801,093	267,972
Total	$1,735,906	$1,068,875	$3,171,851	$1,330,980
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the six months ended June 30, 2022 for the 2010 Plan and the 2020 Plan.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.1	6.1
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	2.00%	2.00%
Volatility (4)	54.1%	54.1%
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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,035,035	3.21	5.90	5,688,201
Granted	—	—	—	—
Exercised	(42,729)	2.42	—	—
Forfeited	(36,065)	7.61	—	—
Expired/Cancelled	(5,310)	1.37	—	—
Outstanding - June 30, 2022	950,931	3.09	5.24	2,264,735
Options Exercisable at June 30, 2022	836,687	2.52	4.84	2,257,456
Option Vested at June 30, 2022	836,687	2.52	4.84	2,257,456

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was zero.
The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,602,850	13.18	9.27	46,920
Granted	121,100	6.87	9.86	—
Exercised	—	—	—	—
Forfeited	(128,450)	10.18	—	—
Expired/Cancelled	(1,250)	8.25	—	—
Outstanding - June 30, 2022	1,594,250	12.84	8.83	—
Options Exercisable at June 30, 2022	422,327	13.38	8.74	—
Option Vested at June 30, 2022	422,327	13.38	8.74	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $3.55.
During the year ended December 31, 2021 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and six months ended June 30, 2022, were $25,459 and $45,158, respectively. The amount of additional compensation expense for the three and six months ended June 30, 2021, were $21,728 for both periods.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Information:

	Six Months Ended June 30,
	2022	2021
Amount received from option exercised	$173,575	$—

	June 30, 2022		Weighted average remaining recognition period
Total unrecognized options compensation costs	$7,767,742		2.80
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2021, and changes during the six months ended June 30, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	353,817	11.00
Granted	134,575	6.16
Vested/Release	(202,141)	11.15
Cancelled/Forfeited	(6,294)	9.93
Nonvested and Outstanding at June 30, 2022	279,957	8.60
As of June 30, 2022, there was $1,668,498 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.9 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax (benefit) expense	$—	$1,000	$—	$1,000
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2022, there was no material change from the year ended December 31, 2021 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Nuvve common stockholders	$(51,470,807)	$(6,187,306)	$(60,669,615)	$(11,549,026)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	19,064,854	18,668,009	18,965,167	14,560,862
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(2.70)	$(0.33)	$(3.20)	$(0.79)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options issued and outstanding	2,688,173	2,505,711	2,858,756	1,792,556
Nonvested restricted stock issued and outstanding	869,945	677,543	867,793	582,148
Public warrants	2,875,000	2,875,000	2,875,000	1,627,060
Private warrants	136,250	136,250	136,250	77,109
PIPE warrants	1,353,750	1,353,750	1,353,750	766,133
Stonepeak and Evolve warrants	6,000,000	2,901,099	6,000,000	1,450,549
Stonepeak and Evolve options	5,000,000	2,417,582	5,000,000	1,208,791
Total	18,923,118	12,866,935	19,091,549	7,504,346

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and six months ended June 30, 2022 the Company recognized revenue of zero and $28,000, respectively, from an entity that is an investor in the Company. During the three and six months ended June 30, 2021, the Company recognized revenue of $252,000 and $399,620, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at June 30, 2022 from the same entity that is an investor in the Company.

Equity Forward Purchase

Pursuant to a letter agreement dated April 23, 2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. As of June 30, 2022, Nuvve's Chief Executive Officer and Chief Operating Officer had fulfilled their obligations and had purchased from Nuvve a total of 134,499 shares of the Company’s common stock for $14.87 per share or a total of approximately $2,000,000.

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
On November 3, 2021, the Company entered into an amendment of its Main Office Lease to include an additional 4,811 rentable square feet in the suite adjoining its main office facilities in San Diego, California. The lease term will run concurrently with the main office lease which commenced in December 2021. The lease terms include 3% annual fixed increases in the base rental payment. The lease also requires the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The lease term commenced on April 15, 2022, and the Company will receive two months of rental abatement to the base rent.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2022

Operating lease assets	Right-of-use operating lease assets	$5,195,474
Finance lease assets	Property, plant and equipment, net	20,827
Total lease assets		$5,216,301

Operating lease liabilities - current	Operating lease liabilities - current	$455,064
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	5,053,219
Finance lease liabilities - current	Other liabilities - current	7,022
Finance lease liabilities - noncurrent	Other long-term liabilities	15,120
Total lease liabilities		$5,530,425

The components of lease expense are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2022	2021	2022	2021

Operating lease expense	Selling, general and administrative	$164,076	$33,396	$340,597	$91,827
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,451	2,190	7,391	2,190
Interest on finance lease liabilities	Interest expense	599	510	1,238	510
Total lease expense		$166,126	$36,096	$349,226	$94,527

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2022	June 30, 2022
2022	$127,621	$3,511
2023	792,918	7,022
2024	824,712	7,022
2025	822,352	7,022
2026	847,022	—
Thereafter	4,631,866	1,755
Total lease payments	8,046,491	26,332
Less: interest	(2,538,208)	(4,190)
Total lease obligations	$5,508,283	$22,142

Lease term and discount rate:

June 30, 2022
Weighted-average remaining lease terms (in years):
Operating lease	9.5
Finance lease	3.8

Weighted-average discount rate:
Operating lease	7.8%
Finance lease	7.8%
Other Information:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80,869	$94,818
Operating cash flows from finance leases	$1,238	$510
Financing cash flows from finance leases	$4,425	$1,989

Leased assets obtained in exchange for new finance lease liabilities	$20,827	$29,977
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease the Company's portion of the 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income of $2,250 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2022	2021	2022	2021

Sublease lease income	Other, net	$20,125	$—	$20,125	$—

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2022 and 2021, $200,000 each was paid under the research agreement, respectively. In October 2021, the agreement was renewed for one year through August 2022. At June 30, 2022, $66,667 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2022 and December 31, 2021, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2022, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)    Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of June 30, 2022, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $5.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. As of June 30, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in original PO for the delivery of the remaining DC Chargers still subject to the original PO.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would exercise all available rights and remedies in its defense should any legal proceeding result from such dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2022, Levo had accrued preferred dividends of $192,071 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At June 30, 2022, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$192,071	$3,330,071

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the six months ended June 30, 2022, Levo accreted $322,932 resulting in the carrying value of the the redeemable preferred stock of $3,208,358.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets at June 30, 2022:

June 30, 2022

Add: net loss attributable to non-controlling interests as of June 30, 2022	$(2,211,837)
Less: dividends paid to non-controlling interests as of June 30, 2022	129,311
Less: Preferred share accretion adjustment as of June 30, 2022	322,932
Non-controlling interests	$(2,664,080)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss attributable to non-controlling interests	$(2,110,903)	$(2,211,837)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Six Months Ended June 30, 2022
Beginning balance - December 31, 2021	$2,885,426
Preferred share Accretion adjustment as of June 30, 2022	322,932
Ending balance - June 30, 2022	$3,208,358

Profits Interests Units (Class D Incentive Units)

In April 2022, Levo issued Class D Incentive Units to certain key employees in the form of profits interests within the meaning of the Internal Revenue Service (“Profits Interests”). Any future distributions under the Profits Interests will only occur once distributions made to all other member units exceed a threshold amount. The Company performed an analysis of the key features of the Profits Interests to determine whether the nature of the Profits Interests are (a) an equity award which should be accounted for under ASC 718, Compensation – Stock Compensation or (b) a bonus arrangement which should be accounted for under ASC 710, Compensation – General. Based on the features of the Profits Interests, the awards are considered stock compensation to be accounted for as equity. Accordingly, compensation expense for the Profits Interests will be recognized over the vesting period of the awards.

Subject to the grantee not incurring a termination prior to the applicable vesting date, the Incentive Units will vest as follows: (i) 80% of the Incentive Units will vest in equal 25.0% installments on each of the first four (4) anniversaries of the grant date (such that 80% of the total number of Incentive Units issued to the grantee hereunder will be vested on the fourth anniversary of the Grant Date) and (ii) the remaining 20% of the Incentive Units will vest upon a Change of Control. Therefore, the expenses recorded will only reflect the 80% vesting portion.

During the six months ended June 30, 2022, the Company recorded compensation expense under the Profits Interests of $140,850.
The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units granted for the six months ended June 30, 2022.

Class D Units
Expected life of Class D Incentive Units (in years) (1)	5.5
Risk-free interest rate (2)	3.02%
Volatility (3)	69.50%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
__________________
(1)The expected life of options is the average of the contractual term of the Class D Incentive Units and the vesting period.
(2)The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.
(3)Volatility is estimated by management. As the Company has been a private company for most of its existence, there is not enough historical volatility data related to the Company’s Common stock as a public entity. Therefore, this estimate is based on the average volatility of certain public company peers within the Company’s industry.
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2021, and changes during the six months ended June 30, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	—	—
Granted	250,000	13.28
Vested	—	—
Cancelled	—	—
Nonvested and Outstanding at June 30, 2022	250,000	13.28
As of June 30, 2022, there was $2,698,822 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 3.8 years.

Note 19 - Subsequent Events
Warehouse Lease
In July 2022, the Company entered into a lease agreement in Westland, Michigan for 10,000 square feet of warehouse space for the purpose of having its own controlled warehouse facility for its finished inventories. The term of the lease is 36 months with a fixed rent of $5,625 per month. There is an option to renew the lease for an additional 36 months, however it is not reasonably certain the Company will exercise the renewal. There is no option to purchase the premises at lease termination.
The following is a maturity analysis of the annual undiscounted cash flows under new lease as of June 30, 2022:

2022	$39,375
2023	67,500
2024	67,500
2025	28,125
Total lease payments	$202,500

Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants to purchase an aggregate of 1,850,000 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “Warrants”) to purchase an aggregate of 4,000,000 shares of Common Stock in a registered direct offering (the “Offering”). The offering closed on July 29, 2022.

The offering price for the Shares, and accompanying Warrants, was $3.50 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each Warrant are exercisable for one share of Common Stock. The Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the Offering were approximately $14.0 million and net

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Craig-Hallum Capital Group LLC (the “Placement Agent”) was the exclusive placement agent for the Offering.

The Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-264462), as previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”), a base prospectus included as part of the registration statement, and a final prospectus supplement filed with the SEC on July 28, 2022, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Placement Agency Agreement

In connection with the Offering, the Company also entered into a placement agency agreement with the Placement Agent. Pursuant to the Placement Agency Agreement, the Company paid to the Placement Agent a fee equal to 6.0% of the gross proceeds received by the Company in the Offering in the form of cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”).
References in this Quarterly Report to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Holding Corp. and its subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.
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
Nuvve offers its customers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. Nuvve expects to generate revenue primarily from the provision of services to the grid via its GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, Nuvve also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, Nuvve may generate non-recurring engineering services revenue derived from the integration of its technology with automotive original equipment manufacturers (“OEMs”) and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, Nuvve may share the recurring grid services revenue with the customer.
On August 4, 2021, we formed Levo Mobility LLC ("Levo"), a Delaware limited liability company with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership.
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding vehicle-to-grid ("V2G") enabled electric vehicle ("EV") fleet deployments. Levo utilizes Nuvve’s V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

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

Levo initially focuses on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

COVID-19
The outbreak of disease cause by a novel coronavirus discovered in December 2019 ("COVID-19"), which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, have negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Nuvve operates.
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
Our estimated backlog at June 30, 2022 was $3.9 million, which we expect to be earned over the next several quarters and years.

Results of Operations
Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$1,068,029	$766,516	$301,513	39%	$3,321,813	$1,078,419	$2,243,394	208%
Grants	233,698	214,814	18,884	9%	350,947	701,943	(350,996)	(50)%
Total revenue	1,301,727	981,330	320,397	33%	3,672,760	1,780,362	1,892,398	106%
Operating expenses
Cost of product and service revenue	1,034,596	362,658	671,938	185%	3,176,908	489,886	2,687,022	548%
Selling, general and administrative expenses	8,136,522	5,269,791	2,866,731	54%	15,762,072	9,752,531	6,009,541	62%
Research and development expense	2,170,139	1,689,245	480,894	28%	4,305,714	2,952,195	1,353,519	46%
Total operating expenses	11,341,257	7,321,694	4,019,563	55%	23,244,694	13,194,612	10,050,082	76%
Operating loss	(10,039,530)	(6,340,364)	(3,699,166)	58%	(19,571,934)	(11,414,250)	(8,157,684)	71%
Other income (expense)
Interest income (expense)	6,945	1,984	4,961	250%	8,403	(595,565)	603,968	(101)%
Write-off of deferred financing costs	(43,562,847)	—	(43,562,847)	100%	(43,562,847)	—	(43,562,847)	100%
Change in fair value of private warrants liability	251,000	(351,602)	602,602	(171)%	684,000	70,228	613,772	874%
Change in fair value of derivative liability	(32,536)	—	(32,536)	100%	20,936	—	20,936	100%
Other, net	22,020	503,676	(481,656)	(96)%	(7,767)	391,561	(399,328)	(102)%
Total other (expense) income, net	(43,315,418)	154,058	(43,469,476)	(28,216)%	(42,857,275)	(133,776)	(42,723,499)	31,937%
Loss before taxes	(53,354,948)	(6,186,306)	(47,168,642)	762%	(62,429,209)	(11,548,026)	(50,881,183)	441%
Income tax (benefit) expense	—	1,000	(1,000)	(100)%	—	1,000	(1,000)	(100)%
Net loss	$(53,354,948)	$(6,187,306)	$(47,167,642)	762%	$(62,429,209)	$(11,549,026)	$(50,880,183)	441%
Less: Net loss attributable to non-controlling interests	(2,110,903)	—	(2,110,903)	100%	(2,211,837)	—	(2,211,837)	100%
Net loss attributable to Nuvve Holding Corp.	$(51,244,045)	$(6,187,306)	$(45,056,739)	728%	$(60,217,372)	$(11,549,026)	$(48,668,346)	421%

Revenue

Total revenue was $1.3 million for the three months ended June 30, 2022, compared to $1.0 million for the three months ended June 30, 2021, an increase of $0.3 million, or 32.6%. The increase is attributed to a $0.3 million increase in products and services revenue. Products and services revenue for the three months ended June 30, 2022 consist of sales DC and AC Chargers of about $1.0 million, grid services revenue of $0.05 million, and engineering services of $0.03 million.

Total revenue was $3.7 million for the six months ended June 30, 2022, compared to $1.8 million for the six months ended June 30, 2021, an increase of $1.9 million, or 106%. The increase is attributed to a $2.2 million increase in products and services revenue, partially offset by a decrease in grants revenue. Products and services revenue for the six months ended June 30, 2022 consist of sales of school buses of $1.7 million, DC and AC Chargers of about $1.3 million, grid services revenue of $0.1 million, and a reduced engineering services of $0.2 million due to certain non-recurring one-time project in the current quarter.

While we may sell school buses and similar equipment from time to time in the future, unlike DC and AC Chargers, sales of school buses are not presently expected to be a regular part of our business.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended June 30, 2022, increased by $0.7 million to $1.0 million, and margin decreased to 3.1% from 52.7% compared to the same prior year period. The decrease in margin was mostly due to the impact of a higher mix of hardware charging stations sales and a lower mix of engineering services in the current quarter.
Cost of products and services revenue for the six months ended June 30, 2022, increased by $2.7 million to $3.2 million, and margin decreased to 4.4% from 54.6% compared to the same prior year period. The decrease in margin was mostly due to the impact of lower margin school buses sales, and a higher mix of hardware charging stations sales and a lower mix of engineering services during the six months ended June 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $8.1 million for the three months ended June 30, 2022, as compared to $5.3 million for the three months ended June 30, 2021, an increase of $2.9 million, or 54.4%.
Selling, general and administrative expenses were $15.8 million for the six months ended June 30, 2022, as compared to $9.8 million for the six months ended June 30, 2021, an increase of $6.0 million, or 61.6%.
The increases during the three and six months ended June 30, 2022 were primarily attributable to increases in compensation expenses of $0.7 million and $1.4 million, respectively, including share-based compensation, travel expenses related to conferences and partnership meetings of $0.4 million and $0.5 million, respectively, professional fees related to internal operational reviews of $0.4 million and $1.6 million, respectively, and governance and other public company costs of $1.7 million and $2.6 million, respectively. Expenses resulting from the consolidation of Levo's activities during the three and six months ended June 30, 2022, contributed $0.7 million and $1.2 million, respectively, to the increase in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.5 million, or 28.5%, from $1.7 million for the three months ended June 30, 2021 to $2.2 million for the three months ended June 30, 2022. Research and development expenses increased by $1.4 million, or 45.8%, from $3.0 million for the six months ended June 30, 2021 to $4.3 million for the six months ended June 30, 2022. The increases during the three and six months ended June 30, 2022 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, impairment charge of deferred finance costs, change in fair value of private warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $43.5 million of expense, from $0.15 million of other income for the three months ended June 30, 2021, to $43.3 million in other income for the three months ended June 30, 2022. Other income (expense) increased by $42.7 million of expense, from $0.1 million of other expense for the six months ended June 30, 2021, to $42.9 million in other expense for the six months ended June 30, 2022.
The increases in expense during the three and six months ended June 30, 2022 were primarily attributable to the impairment charge of deferred finance costs, and change in fair values of the private warrants liability and derivative liability. The impairment charge was driven by a write-off of deferred financing costs associated with the carrying value of warrants and stock options granted to Stonepeak and Evolve in May 2021 in return for their capital commitment to fund up to $750 million in V2Genabled EV fleet deployments of school buses through Levo. We impaired the deferred financing costs during the six months ended June 30, 2022 primarily because we have not entered into fleet as a service customer contracts requiring preferred capital commitments from Stonepeak and Levo in excess of $43.6 million within one year of the deferred financing costs being capitalized. The impairment charge is non-cash and does not impact the existing capital commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this capital commitment. Note 19 of our 2021 Form 10-K further describes the terms of the capital commitment with Stonepeak and Evolve.
Income Taxes
In the three and six months ended June 30, 2022 and 2021, we recorded no material income tax expenses. The income tax expenses during the three and six months ended June 30, 2022 and 2021 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss includes the net loss attributable to Stonepeak and Evolve, the holders of non-controlling interests in Levo, on our condensed consolidated statements of operations.
Net loss increased by $47.2 million, or 762.3%, from $6.2 million for the three months ended June 30, 2021, to $53.4 million for the three months ended June 30, 2022. The increase in net loss was primarily due to increase in operating expenses of $4.0 million and increase in other expense of $43.5 million for the aforementioned reasons.
Net loss increased by $50.9 million, or 440.6%, from $11.5 million for the six months ended June 30, 2021, to $62.4 million for the six months ended June 30, 2022. The increase in net loss was primarily due to increase in operating expenses of $10.1 million and increase in other expense of $42.7 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $2.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2022.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entities (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidate Levo and record a non-controlling interest for the share of the Levo owned by Stonepeak and Evolve during the three and six months ended June 30, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $62.4 million as of the six months ended June 30, 2022, and $27.2 million and $4.9 million for the years ended December 31, 2021, and 2020, respectively. As of June 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $14.9 million, $23.4 million and $23.5 million, respectively.
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
On May 5, 2022, Nuvve entered into an at-the-market offering agreement (the "Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agent"). From time to time during the term of the Sales Agreement, Nuvve may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement describe above. During the six months ended June 30, 2022, we sold 323,746 shares of common stock pursuant to the Sales Agreement at an average price of $6.12 per share for aggregate net proceeds of approximately $1.9 million. Additionally, during the month of July 2022, we sold 469,136 shares of common stock pursuant to the sales agreement at an average price of $4.17 per share for aggregate net proceeds of approximately $1.9 million.
Nuvve believes that its cash balance as of June 30, 2022, in addition to its cash flows from operations, will be sufficient to fund its working capital and capital expenditure requirements for the next 12 months from the filing date of this Quarterly Report.
Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock, pre-funded warrants to purchase an aggregate of 1,850,000 shares of common stock (the “Pre-Funded Warrants”), and warrants (the “Warrants”) to purchase an aggregate of 4,000,000 shares of common stock in a registered direct offering (the “Offering”). The Offering was made pursuant to the effective shelf registration statement described above and closed on July 29, 2022.

The offering price for the Shares was $3.50 per Share and the offering price for the Pre-Funded Warrants was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Warrants will have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each Warrant will be exercisable for one share of common stock. The Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the Offering were approximately $14.0 million and net proceeds were $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Craig-Hallum Capital Group LLC (the “Placement Agent”) was the exclusive placement agent for the Offering and received 6.0% of the gross proceeds of the Offering.

Equity Forward Purchase

Pursuant to a letter agreement dated April 23,2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, an aggregate of 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. As of June 30, 2022, Nuvve's Chief Executive Officer and Chief Operating Officer have fulfilled their obligations and have purchased from Nuvve a total of 134,499 shares of the Company’s common stock for $14.87 per share or a total of approximately $2,000,000.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and Transportation as a service ("TaaS"). Levo utilizes our proprietary V2G technology, and the capital commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their capital commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 19, “Levo Mobility LLC Entity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants related Securities Purchase Agreement (as defined in the Company's 2021 Form 10-K), and Levo definitive agreements
Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of June 30, 2022, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $5.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. As of June 30, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in original PO for the delivery of the remaining DC Chargers still subject to the original PO.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would exercise all available rights and remedies in its defense should any legal proceeding result from such dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(20,021,165)	$(13,413,426)
Investing activities	(1,317,225)	7,969
Financing activities	4,022,908	59,474,365
Effect of exchange rate on cash and restricted cash	(54,796)	98,193
Net increase (decrease) in cash and restricted cash	$(17,370,278)	$46,167,101
Net cash used in operating activities during the six months ended June 30, 2022 was $20.0 million as compared to net cash used of $13.4 million in the six months ended June 30, 2021. The $6.6 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the six months ended June 30, 2022 as compared to the same prior period. Working capital during the six months ended June 30, 2022 was impacted by, among other items, higher net loss of $62.4 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the six months ended June 30, 2022, cash used for investing activities was $1.3 million as compared to net cash provided by investing activities of $0.01 million during the six months ended June 30, 2021, which was used to purchase fixed assets and a future equity investment in a partnership alliance.
Net cash provided for financing activities for the six months ended June 30, 2022 was $4.0 million, of which $1.9 million was provided in connection with the proceeds from the at-the-market common stock offering, partially offset by issuance costs, proceeds from forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2021 was $59.5 million, of which $58.2 million was provided in connection with the Business Combination, $14.3 million was provided in connection with the PIPE offering, partially offset by issuance costs of $4.0 million, the repayment of Newborn sponsor loans of $0.5 million, and the $6.0 million repurchase of common stock.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2022.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described in our 2021 Form 10-K. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2021 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2021 Form 10-K, please refer to Part II, Item 9A of our 2021 Form 10-K.

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
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. "Risk Factors” in our 2021 Form 10‑K. During the three and six months ended June 30, 2022, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a letter agreement dated April 23,2021, the Company’s Chief Executive Officer and Chief Operating Officer committed to purchase from the Company, and the Company committed to sell to them, an aggregate of 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. As of June 30, 2022, Nuvve's Chief Executive Officer and Chief Operating Officer have fulfilled their obligations and have purchased from Nuvve a total of 134,499 shares of the Company’s common stock for $14.87 per share or a total of $2,000,000. The shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On August 10, 2022, the Company’s board of directors adopted an amendment to Section 5.5 of the Company’s Amended and Restated Bylaws (the “Bylaws”), effective as of that date. Section 5.5 was amended to provide that the board of directors may fix a record date for determining the stockholders entitled to notice or to vote at any meeting of stockholders or adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful actions from not more than sixty (60) days nor less than ten (10) days before the date of such meeting.

Section 5.5 previously provided that the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than ten (10) days after the date upon which the resolution fixing the record date of action with a meeting is adopted by the Board of Directors, nor more than sixty (60) days prior to any other action.

The foregoing summary of the amendments to the Bylaws is qualified in its entirety by reference to the Bylaws, which are filed as Exhibit 3.2 hereto and incorporated herein by reference.

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	*
10.1	At the Market Offering Agreement.	8-K	1.1	5/6/2022
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 11, 2022

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer