Form 10-Q
period 2022-09-30
Nuvve Holding Corp.
filed 2022-11-14
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
☐ Yes   ☒ No
As of November 4, 2022, 24,230,108 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$21,635,356	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable, net	1,063,903	1,886,708
Inventories	11,767,996	11,118,188
Prepaid expenses and other current assets	2,947,014	1,036,645
Total Current Assets	37,894,269	46,782,061

Property and equipment, net	591,257	356,194
Intangible assets, net	1,376,499	1,481,077
Investments	1,670,951	670,951
Right-of-use operating lease assets	5,418,912	3,483,042
Deferred financing costs	—	43,562,847
Financing receivables	238,624	138,161
Security deposit, long-term	8,682	3,057
Total Assets	$47,199,194	$96,477,390

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,664,685	$5,738,873
Accrued expenses	3,436,815	2,874,018
Deferred revenue	1,014,152	719,771
Operating lease liabilities - current	708,441	41,513
Other liabilities	107,198	110,574
Total Current Liabilities	6,931,291	9,484,749

Operating lease liabilities - noncurrent	5,225,555	3,441,642
Warrants liability	12,000	866,000
Derivative liability - non-controlling redeemable preferred shares	531,257	511,948
Other long-term liabilities	13,013	18,860
Total Liabilities	12,713,116	14,323,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,396,672 and $3,200,760 at September 30, 2022 and December 31, 2021, respectively	3,369,827	2,885,427
Class D Incentive units, zero par value, 1,000,000 units authorized, 250,000 units issued and outstanding at September 30, 2022	293,165	—
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,897,935 and 18,861,130 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,292	1,888
Additional paid-in capital	150,247,403	127,138,504
Accumulated other comprehensive income	12,149	113,446
Accumulated deficit	(115,805,023)	(47,412,470)
Nuvve Stockholders’ Equity	34,456,821	79,841,368
Non-controlling interests	(3,633,735)	(572,604)
Total Stockholders’ Equity	30,823,086	79,268,764
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$47,199,194	$96,477,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Products and services	$487,818	$682,900	$3,809,631	$1,761,319
Grants	65,869	480,104	416,816	1,182,047
Total revenue	553,687	1,163,004	4,226,447	2,943,366
Operating expenses
Cost of product and service revenue	276,485	387,582	3,453,393	877,468
Selling, general, and administrative	7,163,673	6,599,490	22,925,745	16,352,021
Research and development	1,715,821	1,622,608	6,021,535	4,574,803
Total operating expenses	9,155,979	8,609,680	32,400,673	21,804,292

Operating loss	(8,602,292)	(7,446,676)	(28,174,226)	(18,860,926)
Other income (expense)
Interest income (expense)	39,150	3,220	47,553	(592,345)
Write-off of deferred financing costs	—	—	(43,562,847)	—
Change in fair value of warrants liability	170,000	557,000	854,000	627,228
Change in fair value of derivative liability	(40,245)	(12,179)	(19,309)	(12,179)
Other, net	89,222	(69,647)	81,455	321,914
Total other income (expense), net	258,127	478,394	(42,599,148)	344,618
Loss before taxes	(8,344,165)	(6,968,282)	(70,773,374)	(18,516,308)
Income tax expense	—	—	—	1,000
Net loss	$(8,344,165)	$(6,968,282)	$(70,773,374)	$(18,517,308)
Less: Net loss attributable to non-controlling interests	(168,985)	(130,837)	(2,380,821)	(130,837)
Net loss attributable to Nuvve Holding Corp.	$(8,175,180)	$(6,837,445)	$(68,392,553)	$(18,386,471)
Less: Preferred dividends on redeemable non-controlling interests	66,601	39,096	195,912	39,096
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	100,039	484,398	100,039
Net loss attributable to Nuvve common stockholders	$(8,403,247)	$(6,976,580)	$(69,072,863)	$(18,525,606)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.38)	$(0.37)	$(3.46)	$(1.16)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	21,952,882	18,627,978	19,972,016	15,931,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,344,165)	$(6,968,282)	$(70,773,374)	$(18,517,308)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(61,299)	51,179	(101,297)	147,782
Total Comprehensive loss	$(8,405,464)	$(6,917,103)	$(70,874,671)	$(18,369,526)
Less: Comprehensive loss attributable to non-controlling interests	(168,985)	(130,837)	(2,380,821)	(130,837)
Comprehensive loss attributable to Nuvve Holding Corp.	$(8,236,479)	$(6,786,266)	$(68,493,850)	$(18,238,689)
Less: Preferred dividends on redeemable non-controlling interests	(66,601)	(39,096)	(195,912)	(39,096)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(100,039)	(484,398)	(100,039)
Comprehensive loss attributable to Nuvve common stockholders	$(8,008,412)	$(6,647,131)	$(67,813,540)	$(18,099,554)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$127,138,504	$113,446	$(47,412,470)	$(572,604)	79,268,764
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,973,328)	(100,933)	(9,074,261)
Balances March 31, 2022	18,891,500	1,891	128,594,145	99,762	(56,385,798)	(899,018)	71,410,982
Exercise of stock options and vesting of restricted stock options	360,018	50	173,575	—	—	—	173,625
Stock-based compensation	—	—	1,640,055	—	—	—	1,640,055
Proceeds from forward option put exercise	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	323,746	32	1,859,653	—	—	—	1,859,685
Currency translation adjustment	—	—	—	(26,314)	—	—	(26,314)
Preferred dividends - non-controlling interest	—	—	—	—	—	(65,296)	(65,296)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(51,244,045)	(2,110,903)	(53,354,948)
Balances June 30, 2022	19,709,763	1,986	134,261,487	73,448	(107,629,843)	(3,236,683)	23,470,395
Exercise of stock options and vesting of restricted stock options	(10,964)	(14)	35,717	—	—	—	35,703
Stock-based compensation	—	—	976,835	—	—	—	976,835
Proceeds from common stock offering, net of offering costs	469,136	47	1,903,764	—	—	—	1,903,811
Currency translation adjustment	—	—	—	(61,299)	—	—	(61,299)
Preferred dividends - non-controlling interest	—	—	—	—	—	(66,601)	(66,601)
Issuance of Common Shares related to Warrants	580,000	58	—	—	—	—	58
Proceeds from Direct Offering	2,150,000	215	13,069,600	—	—	—	13,069,815
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,175,180)	(168,985)	(8,344,165)
Balances September 30, 2022	22,897,935	$2,292	$150,247,403	$12,149	$(115,805,023)	$(3,633,735)	$30,823,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances Pre-IPO - 12/30/2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$—	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances Post--IPO - 12/30/2020, as previously reported	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	—	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	—	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	—	57,394,610
Additional merger recapitalization costs	—	—	—	—	(265,736)	—	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of common shares	—	—	—	—	—	—	—		—
Issuance of warrants to Stonepeak and Evolve	—	—	—	—	30,234,000	—	—	—	30,234,000
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Stock-based compensation	—	—	—	—	1,090,603	—	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	(20,146)	—	—	(20,146)
Net loss	—	—	—	—	—	—	(6,187,306)	—	(6,187,306)
Balances June 30, 2021	—	$—	18,626,624	$1,863	$126,816,249	$18,762	$(32,006,849)	—	$94,830,025
Exercise of stock options	—	—	7,913	2	18,323	—	—	—	18,325
Stock-based compensation	—	—	—	—	1,337,373	—	—	—	1,337,373
Stonepeak and Evolve warrants and option deferred commitment costs - amortization	—	—	—	—	(179,151)	—	—	—	(179,151)
Currency translation adjustment	—	—	—	—	—	51,179	—	—	51,179
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(39,096)	(39,096)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(100,039)	(100,039)
Net loss	—	—	—	—	—	—	(6,837,445)	(130,837)	(6,968,282)
Balances September 30, 2021	—	$—	18,634,537	$1,865	$127,992,794	$69,941	$(38,844,294)	$(269,972)	$88,950,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(70,773,374)	$(18,517,308)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	211,220	122,352
Stock-based compensation	4,487,003	2,690,081
Write-off of deferred financing costs	43,562,847	—
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(854,000)	(627,228)
Change in fair value of derivative liability	19,309	—
Loss on disposal of asset	—	1,349
Gain on extinguishment of PPP Loan	—	(492,100)
Noncash lease expense	336,903	2,141
Change in operating assets and liabilities
Accounts receivable	818,758	(99,963)
Inventory	(649,809)	(5,126,698)
Prepaid expenses and other assets	(2,040,485)	(4,062,202)
Accounts payable	(4,070,611)	(240,200)
Accrued expenses	443,491	2,260,833
Deferred revenue	324,660	66,493
Net cash used in operating activities	(28,184,088)	(23,478,507)
Investing activities
Proceeds from sale of property and equipment	—	7,784
Purchase of property and equipment	(349,182)	—
Investments	(1,000,000)	—
Net cash (used) provided in investing activities	(1,349,182)	7,784
Financing activities
Proceeds from Newborn Escrow Account	—	58,184,461
Redemption of Newborn shares	—	(18,629)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,970,657)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Purchase of stock from investor	—	(2,000,000)
Payment of financing costs	—	(1,000,000)
Proceeds from forward option put exercise	1,994,073	—
Proceeds from exercise of pre-funded warrants related to Direct Offering	58	—
Proceeds from Direct Offering of common stock, net of offering costs	13,069,815	—
Proceeds from common stock offering, net of offering costs	3,763,494	—
Payment of finance lease obligations	(7,396)	(4,613)
Proceeds from exercise of stock options	209,280	18,325
Issuance of Preferred Stock	—	3,138,000
Net cash provided in financing activities	19,029,324	62,159,593
Effect of exchange rate on cash	(121,218)	150,547
Net (decrease) increase in cash and restricted cash	(10,625,164)	38,839,417
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$22,115,356	$41,115,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021

Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$—	$1,679
Conversion of debenture and accrued interest to common shares	$—	$3,999,435
Conversion of shares due to reverse recapitalization	$—	$3,383
Issuance of common stock for merger success fee	$—	$2,085,299
Non-cash merger transaction costs	$—	$2,085,299
Accrued transaction costs related to reverse recapitalization	$—	$189,434
Issuance of private warrants	$—	$1,253,228
Forgiveness of PPP Loan	$—	$492,100
Issuance of Stonepeak and Evolve warrants	$—	$30,234,000
Issuance of Stonepeak and Evolve options	$—	$12,584,000
Transfer of Inventory to property and equipment	$87,095	$—
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
Structure of the Company
Nuvve has two wholly owned subsidiaries, Nuvve Corp. and Nuvve Pennsylvania LLC. Nuvve Corp. has four wholly owned subsidiaries: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France, (3) Nuvve KK (Nuvve Japan), a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve Norway, a company registered in Norway is a branch of Nuvve Denmark. In March 2020, following the establishment of its investment in Dreev S.A.S. ("Dreev") in 2019 (Note 6), the Company ceased operations of its subsidiary, Nuvve SaS in France. The two employees of Nuvve SaS resigned from the Company in March 2020 and were concurrently hired by Dreev. Financial results for Nuvve SaS are included in the Company’s financial results through the cessation of operations.
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
During the nine months ended September 30, 2022, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (ii) unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2021 Form 10-K, filed with the SEC on March 31, 2022.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $115.8 million as of September 30, 2022. Nuvve incurred net losses of approximately $70.8 million as of the nine months ended September 30, 2022, and $27.2 million and $4.9 million for the years ended December 31, 2021, and 2020, respectively. Nuvve cash used in operations were $28.2 million as of the nine months ended September 30, 2022, and $29.2 million and $3.1 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $21.6 million, $31.0 million and $30.8 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
On May 5, 2022, the Company entered into an at-the-market offering agreement in which the Company from time to time during the term of the sales agreement, offers and sells shares of its common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. Shares of common stock sold under the sales agreement are offered and sold pursuant to the Company's shelf registration statement. During the nine months ended September 30, 2022, the Company sold 792,882 shares of common stock pursuant to the sales agreement at an average price of $4.97 per share for aggregate proceeds of approximately $3.8 million, net of offering costs.
In July 2022, the Company completed a registered direct offering of its common stock. See Note 11 for details. The aggregate gross proceeds to the Company from the offering were approximately $14.0 million and net proceeds were $13.1 million.
The Company expects its cash and cash equivalents as of November 14, 2022 will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. Should this occur, management believes that there are various cash saving measures that could be quickly implemented during this time period, including reductions in discretionary expenses related to consultants, travel, personnel and personnel related costs. If necessary, management believes it can raise additional financing through its at-the-market agreement. Although these measures are not expected to be used, and such actions could potentially harm the business, management believes that if necessary, the cash savings from these actions would allow the Company to continue as a going concern through November 14, 2023.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2022:

September 30, 2022
Assets
Cash	$27,879
Accounts receivable	74,480
Prepaid expenses and other current assets	8,763
Total Assets	$111,122

Liabilities
Accounts payable	$6,000
Accrued expenses	263,518
Deferred revenue	74,480
Derivative liability - non-controlling redeemable preferred shares	531,257
Total Liabilities	$875,255
Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s unaudited condensed consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 18 for details.
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
COVID-19
The novel coronavirus (COVID-19) which was declared a pandemic in March 2020, and the related restrictive measures such as travel restrictions, quarantines, and shutdowns, has negatively impacted the global economy. As national and local governments in different countries ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved economic trends. However, COVID-19 and actions taken to mitigate its spread have had, and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. The Company continues to monitor the situation closely but, at this time, is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic has and will have on its business, operating results, cash flows and financial condition, and it could be material if the current circumstances continue to exist for a prolonged period of time. In addition to any direct impact on Nuvve’s business, it is reasonably possible that the estimates made by management in preparing Nuvve’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of the on-going COVID-19 conditions.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the impairment of intangible assets, the net realizable value of inventory, the fair value of share-based payments, lease incremental borrowing rate, derivative liability associated with redeemable preferred shares, revenue recognition, the fair value of warrants, and the recognition and disclosure of contingent liabilities.
Management evaluates its estimates on an ongoing basis. Actual results could materially vary from those estimates.
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of September 30, 2022 and December 31, 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentrations of Credit Risk
At September 30, 2022 and December 31, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and nine months ended September 30, 2022 two customers accounted for 62.4% and 51.1% of revenue, respectively. For the three and nine months ended September 30, 2021 four and three customers in aggregate accounted for 74.4% and 43.5% of revenue, respectively.

During the three and nine months ended September 30, 2022, the Company's top five customers accounted for approximately 81.9% and 63.7%, respectively, of the Company’s total revenue. During the three and nine months ended September 30, 2021, the Company's top five customers accounted for approximately 79.7% and 59.4%, respectively, of the Company’s total revenue.

At September 30, 2022, four customers in aggregate accounted for 53.6% of accounts receivable. At December 31, 2021, two customers in aggregate accounted for 32.2% of accounts receivable.

Approximately 61.5% and 56.0% of the Company’s trade accounts receivable balance was with five customers at September 30, 2022 and December 31, 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
Revenue Recognition
Bill-and-hold arrangements - The Company occasionally enters into bill and hold arrangements in which some customers request that billed products that are ready for delivery be held at the Company's warehouse facility for them until shipment at a later date. In this instance, revenue is recognized when; 1) the risks of ownership, including title, have passed to the customer, 2) the product must be identified separately as belonging to the customer, 3) the product currently must be ready for physical transfer to the customer, and 4) the Company does not have the ability to use the product or to direct it to another customer.
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
The Company recorded an impairment charge of $43.6 million during the nine months ended September 30, 2022. The impairment charge was driven by a write-off of deferred financing costs associated with the carrying value of warrants and stock options granted to Stonepeak and Evolve in May 2021 in return for their capital commitment to fund up to $750 million in V2G enabled EV fleet deployments of school buses through Levo. The Company impaired the deferred financing costs during the nine months ended September 30, 2022 primarily because it has not entered into fleet-as-a-service customer contracts requiring preferred capital commitments from Stonepeak and Levo in excess of $43.6 million within one year of the deferred financing costs being capitalized. The impairment charge is non-cash and does not impact the existing capital commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this capital commitment. Note 19 of the Company's 2021 Form 10-K further describes the terms of the capital commitment with Stonepeak and Evolve.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2022, the Company invested $1.0 million in Switch EV Ltd ("Switch"), a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership. Since Switch is a nonpublic entity, there is no readily determinable fair value. As of September 30, 2022, the Company’s investment in Switch was accounted for as an investment in equity securities without a readily determinable fair value subject to impairment. The Company did not recognize an impairment loss on its investment during the quarter ended September 30, 2022.

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
The following table provides information regarding disaggregated revenue based on revenue by service lines for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized over time:
Services	$207,634	$216,071	$475,806	$746,682
Grants	65,869	480,104	416,816	1,182,047
Revenue recognized at point in time:
Products	280,184	466,829	3,333,825	1,014,637
Total revenue	$553,687	$1,163,004	$4,226,447	$2,943,366
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of September 30, 2022 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2022 (remaining three months)	$46,913
Thereafter	967,239
Total	$1,014,152
Segment Reporting
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$434,544	$825,868	$3,788,521	$2,230,495
United Kingdom	23,231	114,157	160,616	369,146
Denmark	95,912	222,979	277,310	343,725
	$553,687	$1,163,004	$4,226,447	$2,943,366
The following table summarizes the Company’s long-lived assets in different geographic locations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$1,882,909	$1,811,607
Denmark	84,847	25,664
	$1,967,756	$1,837,271

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2022 and September 30, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2022	Total Gains (Losses) For The Three Months Ended September 30, 2022	Total Gains (Losses) For The Nine Months Ended September 30, 2022
Recurring fair value measurements
Warrants liability	$—	$—	$12,000	$12,000	$170,000	$854,000
Derivative liability - non-controlling redeemable preferred shares	—	—	531,257	531,257	(40,245)	(19,309)
Total recurring fair value measurements	$—	$—	$543,257	$543,257	$129,755	$834,691

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2021	Total Gains (Losses) For The Three Months Ended September 30, 2021	Total Gains (Losses) For The Nine Months Ended September 30, 2021
Recurring fair value measurements
Private warrants	$—	$—	$626,000	$626,000	$557,000	$627,228
Derivative liability - non-controlling redeemable preferred shares	—	—	509,785	509,785	(12,179)	(12,179)
Total recurring fair value measurements	$—	$—	$1,135,785	$1,135,785	$544,821	$615,049
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022:

	Warrants Liability	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2021	$866,000	$511,948
Total (gains) losses for period included in earnings	(433,000)	(53,472)
Balance at March 31, 2022	433,000	458,476
Total (gains) losses for period included in earnings	(251,000)	32,536
Balance at June 30, 2022	182,000	491,012
Total (gains) losses for period included in earnings	(170,000)	40,245
Balance at September 30, 2022	$12,000	$531,257

The fair value of the level 3 Private Warrants was estimated at September 30, 2022 using the Black-Scholes model which used the following inputs: term of 3.47 years, risk free rate of 4.2%, no dividends, volatility of 65.0%, and strike price of $11.50.

The fair value of the level 3 Private Warrants was estimated at September 30, 2021 using the Black-Scholes model which used the following inputs: term of 4.50 years, risk free rate of 0.90%, no dividends, volatility of 54.0%, and strike price of $11.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at September 30, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.84 years to 7.0 years, risk free rate of 4.0%, no dividends, volatility of 59.0% and probability of redemptions triggered of 75.0%.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at September 30, 2021 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.00 years to 7.0 years, risk free rate of 1.0%, no dividends, volatility of 51.0% and probability of redemptions triggered of 65.0%.

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

Note 5 - Derivative Liability - Non-Controlling Redeemable Preferred Stock

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the redemption features as a derivative liability is required because its economic characteristics and risks are considered more akin to a debt instrument, and therefore, not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. The economic characteristics of the redemption features are considered more akin to a debt instrument because the minimum redemption value could be greater than the face amount, the redemption features are contingently exercisable, and the shares carry a fixed mandatory dividend.

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

The following table displays the fair value of derivatives by balance sheet line item at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$531,257	$511,948

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three and nine months ended September 30, 2022 and 2021. The consulting services are being provided to Dreev at the Company’s cost and is recognized, as other income, net in the condensed consolidated statements of operations.
In accordance with an advanced subscription agreement dated June 6, 2022, the Company invested $1.0 million in Switch, a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership expected be more or less than 5% subject to final valuations. Switch will automatically award the Company the equity ownership with conversion shares in equity upon its completion of either a financing round, company sale or IPO, or dissolution event. The Company is expected to account for the investment as an investment in equity securities without a readily determinable fair value subject to impairment. The Company and Switch intend to collaborate in the future to integrate technologies for the advancement of V2G.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable on the consolidated balance sheets at September 30, 2022 and December 31, 2021:

		September 30, 2022	December 31, 2021
Trade receivables		$1,097,049	$1,949,896
Less: allowance for doubtful accounts		(33,146)	(63,188)
	Accounts receivable, net	$1,063,903	$1,886,708

Allowance for doubtful accounts:

	Balance December 31, 2021	$(63,188)
	Provision	—
	Write-off	30,042
	Recoveries	—
	Balance September 30, 2022	$(33,146)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	September 30, 2022	December 31, 2021
DC Chargers	$9,651,152	$7,687,598
AC Chargers	172,654	232,920
Vehicles - School Buses (1)	1,620,000	3,180,000
Others	324,190	17,670
Total	$11,767,996	$11,118,188
__________________
(1)As of September 30, 2022, the Company has taken delivery of ten school buses it has committed to purchase from the manufacturer within one year from the purchase order date of May 26, 2021. Five school buses were sold during first quarter ended March 31, 2022.

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Computers & Servers	$129,004	$105,499
Vehicles	187,812	168,862
Office furniture and equipment	326,613	161,771
Others	147,936	6,050
Total	791,365	442,182
Less: Accumulated Depreciation	(200,108)	(85,988)
Property, plant and equipment, net	$591,257	$356,194

	September 30, 2022	September 30, 2021
Depreciation expense	$108,277	$17,786

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Intangible Assets
At both September 30, 2022 and December 31, 2021, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 each for the three months ended September 30, 2022 and 2021, respectively. Amortization expense of intangible assets was $104,578 each for the nine months ended September 30, 2022 and 2021, respectively. Accumulated amortization totaled $715,058 and $610,480 at September 30, 2022 and December 31, 2021, respectively.

The net amount of intangible assets of $1,376,499 at September 30, 2022, will be amortized over the weighted average remaining life of 10.2 years.
Total estimated future amortization expense is as follows:

2022 (remaining three months)	$34,859
2023	139,437
2024	139,437
2025	139,437
2026	139,437
Thereafter	783,892
$1,376,499

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of September 30, 2022, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 12, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s stockholders' equity. Additionally, see Note 19, “Levo Mobility LLC Entity,” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants and Securities Purchase agreement, and Levo definitive agreements.
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
On May 5, 2022, the Company entered into an at-the-market offering agreement ("Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement described above. During the nine months ended September 30, 2022, the Company sold 792,882 shares of common stock pursuant to the Sales Agreement at an average price of $4.97 per share for aggregate net proceeds of approximately $3.8 million.
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

The offering price for the Shares, and accompanying Warrants, was $3.50 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each Warrant is exercisable for one share of Common Stock. The Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were: series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the reduction amount is charged to additional-paid-in capital. As of September 30, 2022, the commitment funded of $3.2 million has reduced the deferred financing costs, and charged to additional-paid-in capital. Additionally, as of September 30, 2022, the Company recorded an impairment charge of the carrying value on the balance sheet of $31.0 million. See Note 2 for details.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2022 (there were no warrants outstanding at December 31, 2021):

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	2,875,000	—	2,875,000	$11.50	March 19, 2026
Private Warrants	136,250	—	136,250	$11.50	March 19, 2026
PIPE Warrants	1,353,750	—	1,353,750	$11.50	March 19, 2026
Stonepeak/Evolve Warrants - series B	2,000,000	—	2,000,000	$10.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	1,000,000	—	500,000	$15.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	1,000,000	—	500,000	$20.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	1,000,000	—	500,000	$30.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	1,000,000	—	500,000	$40.00	May 17, 2031
Institutional/Accredited Investor Pre-Funded Warrants	1,850,000	580,000	1,270,000	$0.0001	Until Exercised in Full
Institutional/Accredited Investor Warrants	4,000,000	—	4,000,000	$3.75	July 29, 2027
	16,215,000		13,635,000
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of September 30, 2022 in the amount of $12,000 and the change in the fair value of the Private Warrants for the three and nine months ended September 30, 2022 is reflected as a gain of $170,000 and $854,000, respectively, in the condensed consolidated statement of operations. The Private Warrant is reflected as a liability in the condensed consolidated balance sheet as of September 30, 2021 in the amount of $626,000 and the change in the fair value of the Private Warrant for the three and nine months ended September 30, 2021 of is reflected as a gain of $557,000 and a gain of $627,228, respectively, in the condensed consolidated statement of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of the Letter Agreement, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheet as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification, and deferred financing costs. The carrying amount of the deferred financing costs is reduced as the commitment amount is funded, and the amount is charged to additional-paid-in capital. As of September 30, 2022, the Company recorded an impairment charge of the carrying value on the balance sheet of $12.6 million. See Note 2 for details.
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

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of September 30, 2022, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten years contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of September 30, 2022, a total of 853,061 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	$633,883	$778,922	$2,004,641	$1,841,930
Restricted stock	377,790	537,693	2,178,883	805,665
Total	$1,011,673	$1,316,615	$4,183,524	$2,647,595
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the nine months ended September 30, 2022 for the 2010 Plan and the 2020 Plan.

	2010 Plan	2020 Plan
Expected life of options (in years) (1)	6.1	6.1
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	2.94%	2.54%
Volatility (4)	57.0%	55.8%
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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to Reverse Recapitalization, for the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,035,035	3.21	5.90	5,688,201
Granted	—	—	—	—
Exercised	(59,729)	2.09	—	—
Forfeited	(44,030)	7.49	—	—
Expired/Cancelled	(19,249)	6.68	—	—
Outstanding - September 30, 2022	912,027	3.16	5.59	80,968
Options Exercisable at September 30, 2022	824,446	2.54	4.51	80,968
Option Vested at September 30, 2022	823,915	2.54	4.51	80,968

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was zero.
The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,602,850	13.18	9.27	46,920
Granted	281,100	5.25	9.92	—
Exercised	—	—	—	—
Forfeited	(201,388)	10.29	—	—
Expired/Cancelled	(1,250)	8.25	—	—
Outstanding - September 30, 2022	1,681,312	12.10	8.67	—
Options Exercisable at September 30, 2022	519,932	13.36	8.47	—
Option Vested at September 30, 2022	519,932	13.38	8.47	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $2.82.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and nine months ended September 30, 2022, was $16,791 and $55,307, respectively. The amount of additional compensation expense for the three and nine months ended September 30, 2021, was $20,758 and 42,486, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Information:

	Nine Months Ended September 30,
	2022	2021
Amount received from option exercised	$209,280	$18,325

	September 30, 2022		Weighted average remaining recognition period
Total unrecognized options compensation costs	$7,083,318		2.69
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2021, and changes during the nine months ended September 30, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	353,817	11.00
Granted	358,113	4.61
Vested/Release	(204,936)	11.19
Cancelled/Forfeited	(22,456)	8.72
Nonvested and Outstanding at September 30, 2022	484,538	6.30
As of September 30, 2022, there was $2,321,733 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.3 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$—	$—	$—	$1,000
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2022, there was no material change from the year ended December 31, 2021 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Nuvve common stockholders	$(8,403,247)	$(6,976,580)	$(69,072,863)	$(18,525,606)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	21,952,882	18,627,978	19,972,016	15,931,466
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.38)	$(0.37)	$(3.46)	$(1.16)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options issued and outstanding	2,649,652	2,890,564	2,624,818	2,342,967
Nonvested restricted stock issued and outstanding	1,117,868	832,757	952,068	667,297
Public warrants	2,875,000	2,875,000	2,875,000	2,061,121
Private warrants	136,250	136,250	136,250	97,679
PIPE warrants	1,353,750	1,353,750	1,353,750	970,519
Stonepeak and Evolve warrants	6,000,000	6,000,000	6,000,000	3,000,000
Stonepeak and Evolve options	5,000,000	5,000,000	5,000,000	2,500,000
Institutional/Accredited Investor Pre-Funded Warrants	869,674	—	293,077	—
Institutional/Accredited Investor Warrants	2,739,130	—	923,077	—
Total	22,741,324	19,088,321	20,158,040	11,639,583

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and nine months ended September 30, 2022 the Company recognized revenue of zero and $28,000, respectively, from an entity that is an investor in the Company. During the three and nine months ended September 30, 2021, the Company recognized revenue of zero and $399,620, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at both September 30, 2022 and December 31, 2021 from the same entity that is an investor in the Company.

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

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2022

Operating lease assets	Right-of-use operating lease assets	$5,418,912
Finance lease assets	Property, plant and equipment, net	18,187
Total lease assets		$5,437,099

Operating lease liabilities - current	Operating lease liabilities - current	$708,441
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	5,225,555
Finance lease liabilities - current	Other liabilities	6,569
Finance lease liabilities - noncurrent	Other long-term liabilities	13,013
Total lease liabilities		$5,953,578

The components of lease expense are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2022	2021	2022	2021

Operating lease expense	Selling, general and administrative	$241,852	$44,952	$582,449	$136,779
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,413	1,536	8,804	3,073
Interest on finance lease liabilities	Interest expense	553	729	1,791	1,487
Total lease expense		$243,818	$47,217	$593,044	$141,339

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2022	September 30, 2022
2022	$135,103	$1,642
2023	860,418	6,569
2024	892,212	6,569
2025	893,046	6,569
2026	921,273	—
Thereafter	4,745,237	1,642
Total lease payments	8,447,289	22,991
Less: interest	(2,513,293)	(3,409)
Total lease obligations	$5,933,996	$19,582

Lease term and discount rate:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	9.3	0
Finance lease	3.5	4.5

Weighted-average discount rate:
Operating lease	7.8%	10.0%
Finance lease	7.8%	10.0%
Other Information:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$111,391	$100,292
Operating cash flows - finance leases	$1,791	$1,487
Financing cash flows - finance leases	$7,396	$4,613

Leased assets obtained in exchange for new finance lease liabilities	$18,187	$27,656
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2022	2021	2022	2021

Sublease lease income	Other, net	$64,750	$—	$84,875	$—

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
On November 2, 2022, the Company received a demand for arbitration from one of its major supplier of DC Chargers, in connection with a dispute over certain purchase orders. See "Note 17(e) Purchase Commitments" to these unaudited condensed consolidated financial statements, and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Purchase Commitments" for further details.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2022 and 2021, $300,000 each was paid under the research agreement, respectively. In October 2021, the agreement was renewed for one year through August 2022. At September 30, 2022, zero remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2022 and December 31, 2021, no royalty expenses had been incurred under this agreement.
In November 2017, the Company executed an agreement ("IP Acquisition Agreement") with the University of Delaware ("Seller") whereby all rights, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen year expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least six consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2022, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)    Purchase Commitments
On July 20, 2021, the Nuvve issued a purchase order (“PO”) to its supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of September 30, 2022, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of September 30, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would exercise all available rights and remedies in its defense should any legal proceeding result from such dispute. On November 2, 2022, Nuvve received a demand for arbitration from its supplier in connection with the dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At September 30, 2022, Levo had accrued preferred dividends of $258,672, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At September 30, 2022, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$258,672	$3,396,672

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the nine months ended September 30, 2022, Levo accreted $484,398 resulting in the carrying value of the redeemable preferred stock of $3,369,824.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at September 30, 2022:

September 30, 2022

Net loss attributable to non-controlling interests as of September 30, 2022	$(2,380,821)
Less: dividends paid to non-controlling interests as of September 30, 2022	195,912
Less: Preferred share accretion adjustment as of September 30, 2022	484,398
Non-controlling interests	$(3,061,131)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss attributable to non-controlling interests	$(168,985)	$(2,380,821)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Nine Months Ended September 30, 2022
Beginning balance - December 31, 2021	$2,885,426
Preferred share Accretion adjustment as of September 30, 2022	484,398
Ending balance - September 30, 2022	$3,369,824

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

During the three and nine months ended September 30, 2022, the Company recorded compensation expense, included in selling, general, and administrative, under the Profits Interests of $152,315 and $293,165, respectively.
The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units granted for the nine months ended September 30, 2022.

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
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2021, and changes during the nine months ended September 30, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	—	—
Granted	250,000	13.28
Vested	—	—
Cancelled	—	—
Nonvested and Outstanding at September 30, 2022	250,000	13.28
As of September 30, 2022, there was $2,143,870 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 3.5 years.

Note 19 - Subsequent Events
On November 2, 2022, the Company received a demand for arbitration from one of its major supplier of DC Chargers, in connection with a dispute over certain purchase orders. See "Note 17(e) Purchase Commitments" to these unaudited condensed consolidated financial statements, and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Purchase Commitments" for further details.

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
Our estimated backlog on September 30, 2022, was $4.1 million, which we expect to be earned in future periods.

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared with Three and Nine Months Ended September 30, 2021
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$487,818	$682,900	$(195,082)	(29)%	$3,809,631	$1,761,319	$2,048,312	116%
Grants	65,869	480,104	(414,235)	(86)%	416,816	1,182,047	(765,231)	(65)%
Total revenue	553,687	1,163,004	(609,317)	(52)%	4,226,447	2,943,366	1,283,081	44%
Operating expenses
Cost of product and service revenue	276,485	387,582	(111,097)	(29)%	3,453,393	877,468	2,575,925	294%
Selling, general and administrative expenses	7,163,673	6,599,490	564,183	9%	22,925,745	16,352,021	6,573,724	40%
Research and development expense	1,715,821	1,622,608	93,213	6%	6,021,535	4,574,803	1,446,732	32%
Total operating expenses	9,155,979	8,609,680	546,299	6%	32,400,673	21,804,292	10,596,381	49%
Operating loss	(8,602,292)	(7,446,676)	(1,155,616)	16%	(28,174,226)	(18,860,926)	(9,313,300)	49%
Other income (expense)
Interest income (expense)	39,150	3,220	35,930	1,116%	47,553	(592,345)	639,898	(108)%
Write-off of deferred financing costs	—	—	—	—%	(43,562,847)	—	(43,562,847)	100%
Change in fair value of private warrants liability	170,000	557,000	(387,000)	(69)%	854,000	627,228	226,772	36%
Change in fair value of derivative liability	(40,245)	(12,179)	(28,066)	230%	(19,309)	(12,179)	(7,130)	59%
Other, net	89,222	(69,647)	158,869	(228)%	81,455	321,914	(240,459)	(75)%
Total other income (expense), net	258,127	478,394	(220,267)	(46)%	(42,599,148)	344,618	(42,943,766)	NM
Loss before taxes	(8,344,165)	(6,968,282)	(1,375,883)	20%	(70,773,374)	(18,516,308)	(52,257,066)	282%
Income tax expense	—	—	—	—%	—	1,000	(1,000)	(100)%
Net loss	$(8,344,165)	$(6,968,282)	$(1,375,883)	20%	$(70,773,374)	$(18,517,308)	$(52,256,066)	282%
Less: Net loss attributable to non-controlling interests	(168,985)	(130,837)	(38,148)	29%	(2,380,821)	(130,837)	(2,249,984)	NM
Net loss attributable to Nuvve Holding Corp.	$(8,175,180)	$(6,837,445)	$(1,337,735)	20%	$(68,392,553)	$(18,386,471)	$(50,006,082)	272%

________________
NM - Not Meaningful

Revenue

Total revenue was $0.6 million for the three months ended September 30, 2022, compared to $1.2 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 52.4%. The decrease was primarily attributed to a $0.2 million decrease in products and services revenue, and a decrease in grants of $0.4 million. Products and services revenue for the three months ended September 30, 2022 consisted of sales DC and AC Chargers of about $0.3 million, grid services revenue of $0.16 million, and engineering services of $0.05 million.

Total revenue was $4.2 million for the nine months ended September 30, 2022, compared to $2.9 million for the nine months ended September 30, 2021, an increase of $1.3 million, or 44%. The increase is attributed to a $2.0 million increase in products and services revenue, partially offset by a decrease in grants revenue. Products and services revenue for the nine months ended September 30, 2022 consist of sales of school buses of $1.7 million, DC and AC Chargers of about $1.6 million, grid services revenue of $0.3 million, and engineering services of $0.3 million due to certain non-recurring one-time project in the current quarter.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended September 30, 2022, decreased by $0.11 million to $0.3 million, and margin was flat at 43.3% compared to the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales offset by a lower mix of engineering services in the current quarter.
Cost of products and services revenue for the nine months ended September 30, 2022, increased by $2.6 million to $3.5 million, and margin decreased to 9.4% from 50.2% compared to the same prior year period. The decrease in margin was mostly due to the impact of lower margin school buses sales, and a higher mix of hardware charging stations sales and a lower mix of engineering services during the nine months ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $7.2 million for the three months ended September 30, 2022, as compared to $6.6 million for the three months ended September 30, 2021, an increase of $0.6 million, or 8.5%.
Selling, general and administrative expenses were $22.9 million for the nine months ended September 30, 2022, as compared to $16.4 million for the nine months ended September 30, 2021, an increase of $6.6 million, or 40.2%.
The increases during the three months ended September 30, 2022 were primarily attributable to increases in compensation expenses of $0.4 million, including share-based compensation, rent expenses related to the main corporate office and warehouse of $0.2 million, legal expenses of $0.2 million, and software subscriptions expenses of $0.4 million, partially offset by a decrease in governance and other public company costs of $0.4 million. Expenses resulting from the consolidation of Levo's activities during the three months ended September 30, 2022, contributed $0.1 million to the increase in selling, general and administrative expenses.
The increases during the nine months ended September 30, 2022 were primarily attributable to increases in compensation expenses of $1.5 million, including share-based compensation, software subscriptions expenses of $0.5 million, professional fees related to internal operational reviews of $1.5 million, and governance and other public company costs of $2.3 million, partially offset by a decrease in outside accounting professional service expenses of $0.2 million. Expenses resulting from the consolidation of Levo's activities during the nine months ended September 30, 2022, contributed $1.3 million, respectively, to the increase in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.1 million, or 5.7%, from $1.6 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022. Research and development expenses increased by $1.4 million, or 31.6%, from $4.6 million for the nine months ended September 30, 2021 to $6.0 million for the nine months ended September 30, 2022. The increases during the three and nine months ended September 30, 2022 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.

Other Income (Expense)
Other income (expense) consists primarily of interest expense, write-off of deferred finance costs, change in fair value of private warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $0.2 million from $0.48 million of other income for the three months ended September 30, 2021, to $0.3 million in other income for the three months ended September 30, 2022. The decrease during the three months ended September 30, 2022 was primarily attributable to the change in fair value of the private warrants liability and derivative liability.
Other income (expense) decreased by $42.9 million of expense, from $0.3 million of other income for the nine months ended September 30, 2021, to $42.6 million in other expense for the nine months ended September 30, 2022.
The increases in expense during the nine months ended September 30, 2022 were primarily attributable to the write-off of deferred finance costs, and change in fair values of the private warrants liability and derivative liability. The write-off of deferred financing costs was associated with the carrying value of warrants and stock options granted to Stonepeak and Evolve in May 2021 in return for their capital commitment to fund up to $750 million in V2Genabled EV fleet deployments of school buses through Levo. We wrote-off the deferred financing costs during the nine months ended September 30, 2022 primarily because we have not entered into fleet-as-a-service customer contracts requiring preferred capital commitments from Stonepeak and Levo in excess of $43.6 million within one year of the deferred financing costs being capitalized. The write-off is non-cash and does not impact the existing capital commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this capital commitment. Note 19 of our 2021 Form 10-K further describes the terms of the capital commitment with Stonepeak and Evolve.
Income Taxes
In the three and nine months ended September 30, 2022 and 2021, we recorded no material income tax expenses. The income tax expenses during the three and nine months ended September 30, 2022 and 2021 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss includes the net loss attributable to Stonepeak and Evolve, the holders of non-controlling interests in Levo, on our condensed consolidated statements of operations.
Net loss increased by $1.4 million, or 19.7%, from $7.0 million for the three months ended September 30, 2021, to $8.3 million for the three months ended September 30, 2022. The increase in net loss was primarily due to a decrease in revenue of $0.6 million, an increase in operating expenses of $0.5 million and an increase in other expense of $0.2 million for the aforementioned reasons.
Net loss increased by $52.3 million, or 282.2%, from $18.5 million for the nine months ended September 30, 2021, to $70.8 million for the nine months ended September 30, 2022. The increase in net loss was primarily due to increase in operating expenses of $10.6 million and increase in other expense of $42.9 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.2 million and $2.4 million, respectively, for the three and nine months ended September 30, 2022.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entities (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidate Levo and record a non-controlling interest for the share of the Levo owned by Stonepeak and Evolve during the three and nine months ended September 30, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $70.8 million as of the nine months ended September 30, 2022, and $27.2 million and $4.9 million for the years ended December 31, 2021, and 2020, respectively. Nuvve cash used in operations were $28.2 million as of the nine months ended September 30, 2022, and $29.2 million and $3.1 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $21.6 million, $31.0 million and $30.8 million, respectively.
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
On May 5, 2022, Nuvve entered into an at-the-market offering agreement (the "Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agent"). From time to time during the term of the Sales Agreement, Nuvve may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement describe above. During the nine months ended September 30, 2022, we sold 792,882 shares of common stock pursuant to the Sales Agreement at an average price of $4.97 per share for aggregate net proceeds of approximately $3.8 million.
Nuvve believes that its cash balance as of September 30, 2022, in addition to its cash from operations, will be sufficient to fund its working capital and capital expenditure requirements for the next 12 months from the filing date of this Quarterly Report.
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
On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of September 30, 2022, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of September 30, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve would exercise all available rights and remedies in its defense should any legal proceeding result from such dispute. On November 2, 2022, Nuvve received a demand for arbitration from its supplier in connection with the dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,184,088)	$(23,478,507)
Investing activities	(1,349,182)	7,784
Financing activities	19,029,324	62,159,593
Effect of exchange rate on cash and restricted cash	(121,218)	150,547
Net increase (decrease) in cash and restricted cash	$(10,625,164)	$38,839,417
Net cash used in operating activities during the nine months ended September 30, 2022 was $28.2 million as compared to net cash used of $23.5 million in the nine months ended September 30, 2021. The $4.7 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the nine months ended September 30, 2022 as compared to the same prior period. Working capital during the nine months ended September 30, 2022 was impacted by, among other items, higher net loss of $70.8 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the nine months ended September 30, 2022, cash used for investing activities was $1.3 million as compared to net cash provided by investing activities of $0.01 million during the nine months ended September 30, 2021, which was used to purchase fixed assets and a future equity investment in a partnership alliance.
Net cash provided for financing activities for the nine months ended September 30, 2022 was $19.0 million, of which $13.1 million was the proceeds from direct offering, partially offset by issuance cost, $3.8 million was provided in connection with the proceeds from the at-the-market common stock offering, partially offset by issuance costs, proceeds from forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2021 was $62.2 million, of which $58.2 million was provided in connection with the Business Combination, $14.3 million was provided in connection with the PIPE offering, partially offset by issuance costs of $4.0 million, the repayment of Newborn sponsor loans of $0.5 million, and the $6.0 million repurchase of common stock.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2022.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described in our 2021 Form 10-K. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2021 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2021 Form 10-K, please refer to Part II, Item 9A of our 2021 Form 10-K.

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
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. "Risk Factors” in our 2021 Form 10‑K. During the three and nine months ended September 30, 2022, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
As previously reported, on August 10, 2022, the Company entered into employment agreement amendments (collectively, the “Amendments”) with Gregory Poilasne, the Company’s Chairman and Chief Executive Officer, Ted Smith, the Company’s President and Chief Operating Officer, and David G. Robson, the Company’s Chief financial Officer (together, the “Executive Officers”), pursuant to which each Executive Officer agreed to adjust his annual compensation, from September 1, 2022 until August 31, 2023 (the “New Salary Period”) and to receive a portion of his annual compensation in the form of an RSU award (together, the “Original RSU Awards”) vesting monthly over the New Salary Period. On November 11, 2022, the Company and each Executive Officer agreed to amend and restate the Amendments to cancel the unvested portions of each Original RSU Award and to grant replacement equity awards (the “Replacement Grants”) to each Executive Officer in an aggregate amount equal to the grant date value of each respective Original RSU Award less the aggregate value of the vested portion of each Original RSU Award, measured based on the number of shares vested on the vesting date multiplied by the closing price of the Company’s common stock on the applicable vesting date. The Replacement Grants will have grant dates on the last day of each month during the New Salary Period, with each such Replacement Grant to equal a number of shares of fully vested common stock calculated as the dollar value of the Replacement Grant to be received on such grant date divided by the closing price of the Company’s common stock on the applicable grant date (or, if the grant date is not a trading date, the closing price of the Company’s common stock on the most recent preceding trading date) (in each case rounded up to the nearest whole share), subject to the Executive Officer’s continued employment with the Company on the relevant grant date. The foregoing description of the amended and restated Amendments is qualified in its entirety by reference to the amended and restated Amendments, which are attached hereto as Exhibits 10.1, 10.2 and 10.3 and incorporated by reference herein.

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	10-Q	3.2	8/12/2022
4.1	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.2	Form Warrants	8-K	4.2	7/28/2022
10.1#	Amended and Restated Amendment NO. 1 to Employment Agreement with Gregory Poilasne	*
10.2#	Amended and Restated Amendment NO. 1 to Employment Agreement with Ted Smith	*
10.3#	Amended and Restated Amendment NO. 1 to Employment Agreement with David Robson	*
10.4^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated July 27, 2022	8-K	10.1	7/28/2022
10.5	Placement Agency Agreement between the Company and Craig-Hallum Capital Group LLC	8-K	10.2	7/28/2022
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.
^     Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
#     Management contract or compensatory plan, contract or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 14, 2022

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer