Form 10-K/A
period 2021-12-31
Nuvve Holding Corp.
filed 2023-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate the year ended December 31, 2021 consolidated financial statements for the direct expensing of originally deferred financing costs, and the reclassification of the related unvested warrants from equity to warrant liability as described in Note 2 to the Consolidated Financial Statements of this amended Form 10-K. Also, we updated Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment update Item 9A material weakness, and revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

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
Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred net losses of approximately $74.6 million and $4.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, Nuvve had an accumulated deficit of approximately $92.9 million. Further, Nuvve expects to incur significant costs in the future, in particular research and development and commercialization costs related to its GIVe platform. As Nuvve operates in the highly competitive EV charging equipment and service market based in part on the quality of technology, Nuvve is under pressure to incur research and development and other expenses with a potential negative impact on Nuvve’s short-term profitability. Historically, Nuvve has been able to raise funds primarily through issuances of equity and convertible notes to support its business operations, although there can be no assurance Nuvve will be successful in raising funds in the future, on satisfactory terms or at all.
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
Nuvve is party to an intellectual property acquisition agreement (“IP Acquisition Agreement”) with the University of Delaware, pursuant to which it acquired certain of the key patents underlying its V2G technology. The university beneficially owns approximately 6.9% of our outstanding common stock. Under this IP Acquisition Agreement, upon achieving certain substantial commercialization milestones, Nuvve may be required to make up to $7,500,000 in royalty payments to the University of Delaware. Nuvve also is required to pay the University of Delaware a minimum of $400,000 per year under a research agreement. These payments will reduce Nuvve’s cash flow and profits. Furthermore, in the event of a material breach of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, Nuvve may be required to assign the patents back to the university. In addition, in the event the University of Delaware notifies Nuvve of a third party’s interest in a region in which the patents are valid, and Nuvve does not within 60 days inform the university that either it intends to address the region pursuant to a commercially reasonable development plan or it intends to enter into a license agreement with an identified third party, Nuvve will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region. In such event, Nuvve may be unable to realize all of the benefits of the development of the V2G technology.
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
•Nuvve’s financial close and reporting processes lack formal documentation and consistent application of financial closing policies and procedures, do not result in timely production of accurate financial and nonfinancial information, and do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters.
The deficiencies above resulted in material errors in our previously issued financial statements for 2021.
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
Our directors and executive officers and their affiliates as a group beneficially own approximately 27.7% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and any approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
As discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, we have restated our previously issued consolidated financial statements for the year ended December 30, 2021. Accordingly, the following discussion and analysis of our financial condition and results of operations has been restated.
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

Results of Operations
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Period-over-Period Change
	2021	2020	Change ($)	Change (%)
	As Restated (1)
Revenue
Products and services	$2,920,627	$1,943,151	$977,476	50.3%
Grants	1,270,138	2,266,546	(996,408)	(44.0)%
Total revenue	4,190,765	4,209,697	(18,932)	-0.4%
Operating expenses
Cost of product and service revenue	2,002,197	521,068	1,481,129	284.2%
Selling, general and administrative expenses	22,896,125	5,487,037	17,409,088	317.3%
Research and development expense	6,524,245	2,888,975	3,635,270	125.8%
Total operating expenses	31,422,567	8,897,080	22,525,487	253.2%
Operating loss	(27,231,802)	(4,687,383)	(22,544,419)	481.0%
Other income (expense)
Interest expense	(585,157)	(313,614)	(271,543)	86.6%
Financing costs	(46,754,794)	—	(46,754,794)	100.0%
Change in fair value of conversion option on convertible notes	—	(37,497)	37,497	100.0%
Change in fair value of warrants liability	(312,400)	—	(312,400)	100.0%
Change in fair value of derivative liability	(14,342)	—	(14,342)	100.0%
Other, net	282,183	154,360	127,823	82.8%
Total other income (expense), net	(47,384,510)	(196,751)	(47,187,759)	23,983.5%
Loss before taxes	(74,616,312)	(4,884,134)	(69,732,178)	1427.7%
Income tax expense	1,000	1,000	—	—%
Net loss	$(74,617,312)	$(4,885,134)	$(69,732,178)	1,427.4%
Less: Net loss attributable to non-controlling interests	(2,138,272)	—	(2,138,272)	100.0%
Net loss attributable to Nuvve Holding Corp.	$(72,479,040)	$(4,885,134)	$(67,593,906)	1,383.7%
(1) See Note 2.

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
Other Income (Expense)
Other income (expense) consists primarily of interest expense, financing costs, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $47.19 million, from $0.20 million of other expense for the year ended December 31, 2020 to $47.38 million in other expense for the year ended December 31, 2021.
The increase in expense during the year ended December 31, 2021 were primarily attributable to the Levo related financing costs, interest expense on the convertible debenture, the change in fair value of the warrants liability and derivative liability, and the beneficial conversion feature associated with the convertible debenture, partially offset by the gains on the forgiveness write-off of the PPP loan. The debenture was converted upon the closing of the Business Combination and will not be recurring. The financing costs were associated with the fair value of warrants and stock option ("Instruments") granted to Stonepeak and Evolve in May 2021 in conjunction with the formation of Levo. We recorded the estimated fair value of the Instruments issued as an expense during the second quarter of 2021 because we determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. The expense is non-cash and does not impact the existing conditional capital contribution commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital contribution commitment. See Note 19 to the Consolidated Financial Statements included in this annual report on Form 10-K/A for summary description of the terms of the conditional capital commitment with Stonepeak and Evolve.
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

Net loss increased by $69.7 million, or 1,427.4%, from $4.9 million for the year ended December 31, 2020 to $74.6 million for the year ended December 31, 2021. The increase in net loss primarily due to increase in expenses of $22.5 million and increase in other expense of $47.2 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest in Levo was $2.1 million for the year ended December 31, 2021.
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

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred operating losses of approximately $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, Nuvve had a cash balance, working capital, and stockholders’ equity of $32.4 million, $37.3 million and $27.0 million, respectively.
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
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS. Levo utilizes our proprietary V2G technology, and the conditional capital contribution commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their conditional capital contribution commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 19 to the Consolidated Financial Statements included in this annual report on Form 10-K for details of the definitive agreements.
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

Cash Flows

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(29,190,718)	$(3,078,943)
Investing activities	(265,475)	(22,504)
Financing activities	59,721,226	5,239,897
Effect of exchange rate on cash	199,592	(189,258)
Net increase (decrease) in cash and restricted cash	$30,464,625	$1,949,192
Net cash used in operating activities during the year ended December 31, 2021 was $29.2 million as compared to net cash used of $3.1 million in the year ended December 31, 2020. The $26.1 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the year ended December 31, 2021 as compared to the same prior period. Working capital during the year ended December 31, 2021 was impacted by, among other items, lower net revenues and the related net loss of $74.6 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the existence of material weaknesses described below to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in the SEC rules and forms and that such information is accumulated and to allow timely decisions regarding required disclosures. These material weaknesses resulted in the restatements of our financial statements as described in this Amendment 2 to our Annual Report on Form 10-K/A.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f)and 15d-15(f) under the Exchange Act . Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
This Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K/A.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which we started remediating but have not completed the remediation as of December 31, 2021.
The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities; and (ii) documentation of financial closing policies and procedures, including consistently establishing approval thresholds, adhering to appropriate document retention and record-keeping practices, and documenting the review of agreements and accounting estimates, and addressing the accounting of complex financial matters.
Remediation Plan
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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b)    Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	8-K	3.2	3/25/2021
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	10-K	4.5	3/31/2022
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Nuvve Holding Corp. 2020 Equity Incentive Plan	424B3	Annex C	2/17/2021
10.5	Employment Agreement with Gregory Poilasne	8-K	10.10	3/25/2021
10.6	Employment Agreement with Ted Smith	8-K	10.11	3/25/2021
10.7	Employment Agreement with David Robson	8-K	10.12	3/25/2021
10.8	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.9#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.10#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.11	Warrant Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.1	5/17/2021
10.12	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.2	5/17/2021
10.13	Registration Right Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.3	5/17/2021
10.14#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.15#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.16#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021
10.17#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.18#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
21.1	List of Subsidiaries of Nuvve Holding Corp.	10-K	21.1	3/31/2022
23.1	Comsent of Moss Adams LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
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

NUVVE HOLDING CORP.

	March 30, 2023	By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date
By:	/s/ Gregory Poilasne	Chairman and Chief Executive Officer	March 30, 2023
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	President, Chief Operating Officer, and Director	March 30, 2023
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
David G. Robson

By:	/s/ Jon M. Montgomery	Director	March 30, 2023
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 30, 2023
H. David Sherman

By:	/s/ Angela Strand	Director	March 30, 2023
Angela Strand

By:	/s/ Kenji Yodose	Director	March 30, 2023
Kenji Yodose

By:	/s/ Rashida La Lande	Director	March 30, 2023
Rashida La Lande

Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Nuvve Holding Corp.

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

Restatement of 2021 Financial Statements

As described in Note 2, the accompanying 2021 consolidated financial statements have been restated.

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

/s/ Moss Adams LLP

San Diego, California

March 31, 2022, except for the effects of the restatement
described in Note 2, as to which the date is March 30, 2023

We served as the Company’s auditor from 2018 to 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets	(As Restated) (1)
Current assets
Cash	$32,360,520	$2,275,895
Restricted cash	380,000	—
Accounts receivable	1,886,708	999,897
Inventories	11,118,188	1,052,478
Security deposit, current	—	20,427
Prepaid expenses and other current assets	1,036,645	416,985
Total Current Assets	46,782,061	4,765,682

Property and equipment, net	356,194	95,231
Intangible assets, net	1,481,077	1,620,514
Investment	670,951	670,951
Right-of-use operating lease assets	3,483,042	—
Financing receivables	138,161	—
Security deposit, long-term	3,057	3,057
Total Assets	$52,914,543	$7,155,435

Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$5,738,873	$2,960,249
Accrued expenses	2,874,018	586,396
Deferred revenue	719,771	196,446
Debt	—	4,294,054
Operating lease liabilities - current	41,513	—
Other liabilities	110,574	—
Total Current Liabilities	9,484,749	8,037,145

Operating lease liabilities - noncurrent	3,441,642	—
Warrants liability	9,543,000	—
Derivative liability - non-controlling redeemable preferred shares	511,948	—
Other long-term liabilities	18,860	—
Total Liabilities	23,000,199	8,037,145

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding; aggregate liquidation preference of $3,200,760 at December 31, 2021	2,901,899	—
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value, zero and 30,000,000 shares authorized; zero and 16,789,088 shares issued and outstanding; aggregate liquidation preference of $0 and $12,156,676 at December 31, 2021 and December 31, 2020, respectively	—	1,679
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 18,861,130 and 9,122,996 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,888	2,616
Additional paid-in capital	122,336,607	19,650,659
Accumulated other comprehensive income (loss)	113,446	(77,841)
Accumulated deficit	(92,937,863)	(20,458,823)
Nuvve Holding Corp. Stockholders’ Equity (Deficit)	29,514,078	(881,710)
Non-controlling interests	(2,501,633)	—
Total Stockholders’ Equity (Deficit)	27,012,445	(881,710)
Total Liabilities, Mezzanine equity and Stockholders’ Equity (Deficit)	$52,914,543	$7,155,435
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
	(As Restated) (1)
Revenue
Products and services	$2,920,627	$1,943,151
Grants	1,270,138	2,266,546
Total revenue	4,190,765	4,209,697
Operating expenses
Cost of product and service revenue	2,002,197	521,068
Selling, general, and administrative	22,896,125	5,487,037
Research and development	6,524,245	2,888,975
Total operating expenses	31,422,567	8,897,080

Operating loss	(27,231,802)	(4,687,383)
Other income (expense)
Interest expense	(585,157)	(313,614)
Financing costs	(46,754,794)	—
Change in fair value of conversion option on convertible notes	—	(37,497)
Change in fair value of warrants liability	(312,400)	—
Change in fair value of derivative liability	(14,342)	—
Other, net	282,183	154,360
Total other income (expense), net	(47,384,510)	(196,751)
Loss before taxes	(74,616,312)	(4,884,134)
Income tax expense	1,000	1,000
Net loss	$(74,617,312)	$(4,885,134)
Less: Net loss attributable to non-controlling interests	(2,138,272)	—
Net loss attributable to Nuvve Holding Corp.	$(72,479,040)	$(4,885,134)
Less: Preferred dividends on redeemable non-controlling interests	101,856	—
Less: Accretion on redeemable non-controlling interests preferred shares	261,505	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(72,842,401)	$(4,885,134)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(4.37)	$(0.55)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	16,654,495	8,821,226
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
	(As Restated) (1)
Net loss	$(74,617,312)	$(4,885,134)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	191,287	(185,461)
Total Comprehensive loss	$(74,426,025)	$(5,070,595)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(2,138,272)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(72,287,753)	$(5,070,595)
Less: Preferred dividends on redeemable non-controlling interests	(101,856)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(261,505)	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(71,924,392)	$(5,070,595)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2019	16,789,088	$1,679	24,542,314	$2,454	$17,131,913	$107,620	$(15,573,689)	$—	$1,669,977
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(15,763,398)	(1,576)	3,255	—	—		—
Balances December 31, 2019, effect of reverse recapitalization (refer to Note 2)	—	—	8,778,916	878	17,135,168	107,620	(15,573,689)	—	1,669,977
Contingent beneficial conversion feature	—	—	—	—	97,144	—	—	—	97,144
Conversion of convertible notes payable	—	—	1,539,225	154	1,799,213	—	—	—	1,799,367
Exercise of stock options	—	—	80,583	8	22,854	—	—	—	22,862
Stock-based compensation	—	—	—	—	599,535	—	—	—	599,535
Currency translation adjustment	—	—	—	—	—	(185,461)	—	—	(185,461)
Net loss	—	—	—	—	—	—	(4,885,134)	—	(4,885,134)
Balances December 31, 2020, as previously reported	16,789,088	1,679	26,162,122	2,616	19,650,659	(77,841)	(20,458,823)	—	(881,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances December 31, 2020, effect of reverse recapitalization (refer to Note 2)	—	—	9,122,996	912	19,654,042	(77,841)	(20,458,823)	—	(881,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,484,821	—	—	—	51,485,627
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of warrants to Stonepeak and Evolve (As Restated) (1)	—	—	—	—	22,310,573	—	—	—	22,310,573
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Exercise of stock options	—	—	234,506	25	576,503	—	—	—	576,528
Stock-based compensation	—	—	—	—	4,219,989	—	—	—	4,219,989
Currency translation adjustment	—	—	—	—	—	191,287	—	—	191,287
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(101,856)	(101,856)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(261,505)	(261,505)
Net loss (As Restated) (1)	—	—	—	—	—	—	(72,479,040)	(2,138,272)	(74,617,312)
Balances 12/31/2021 (As Restated) (1)	—	—	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	$27,012,445
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(As Restated) (1)
Operating activities
Net loss	$(74,617,312)	$(4,885,134)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	167,558	164,986
Share-based compensation	4,219,989	599,535
Financing Costs	46,771,276	—
Beneficial conversion feature on convertible debenture	427,796	37,497
Convertible note issued for services	—	28,000
Accretion of discount on convertible notes	—	94,500
Accretion of discount on convertible debenture	116,147	65,519
Change in fair value of warrants liability	312,400	—
Loss on disposal of asset	1,326	—
Gain on extinguishment of PPP Loan	(492,100)	—
Interest expense related to notes converted at discount	—	97,144
Noncash lease expense	3,636	—
Change in operating assets and liabilities
Accounts receivable	(887,697)	(187,090)
Inventory	(10,065,710)	(835,691)
Prepaid expenses and other assets	(693,756)	(71,423)
Accounts payable	2,780,890	1,458,267
Accrued expenses	2,138,574	247,192
Deferred revenue	626,265	107,755
Net cash used in operating activities	(29,190,718)	(3,078,943)
Investing activities
Proceeds from sale of property and equipment	7,649	—
Purchase of property and equipment	(273,124)	(22,504)
Net cash used in investing activities	(265,475)	(22,504)
Financing activities
Proceeds from issuance of convertible debenture	—	4,000,000
Proceeds from issuance of convertible notes	—	988,500
Proceeds from Newborn Escrow Account	58,184,461	—
Redemption of Newborn shares	(18,629)	—
Issuance costs related to reverse recapitalization and PIPE offering	(3,970,657)	—
Proceeds from PIPE offering	14,250,000	—
Repayment of Newborn sponsor loans	(487,500)	—
Repurchase of common stock from EDF	(6,000,000)	—
Newborn cash acquired	50,206	—
Purchase of stock from investor	(2,000,000)	—
Payment of financing costs	(1,000,000)	(263,565)
Payment of finance lease obligations	(5,839)	—
Proceeds from PPP/EIDL Loan	—	652,000
Repayment of EIDL Loan	—	(159,900)
Proceeds from exercise of stock options	576,528	22,862
Issuance Costs Related to Preferred Stock	(2,956,248)	—
Issuance of Redeemable Preferred Stock	3,138,000	—
Payment of Preferred Stock dividends	(39,096)	—
Proceeds from shareholder loan	—	75,000
Repayment proceeds from shareholder loan	—	(75,000)
Net cash provided by financing activities	59,721,226	5,239,897
Effect of exchange rate on cash	199,592	(189,258)
Net increase in cash and restricted cash	30,464,625	1,949,192
Cash and restricted cash at beginning of year	2,275,895	326,703
Cash and restricted cash at end of year	$32,740,520	$2,275,895

(1) See Note 2.

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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $92.9 million as of December 31, 2021. During the year ended December 31, 2021, the Company incurred a operating loss of $27.2 million and used $29.2 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the company’s consolidated financial statements as of December 2021 and 2020, errors were identified relating to the following:

(1) Unvested warrants issued to Stonepeak and Evolve in May 2021, as described in Note 19, should be accounted for as a single unit of account as opposed to multiple units of account. As a result, these unvested warrants, which were previously recorded in equity, have been reclassified to liabilities on the consolidated balance sheet. As a single unit of account, the unvested warrants’ settlement value is impacted by the amount of capital expenditures associated with Levo’s customer contracts, which caused the unvested warrants to not be indexed to the Company's equity. The unvested warrant liability is adjusted to its estimated fair value at each reporting date.

(2) As part of the fair value of warrants and stock option (“Instruments”) granted to Stonepeak and Evolve in May 2021, in conjunction with the formation of Levo, the Company inaccurately capitalized the costs incurred to deferred financing costs, and should have expensed such costs. The Company determined that there was not sufficient basis to record a deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. As a result, the estimated fair value of the Instruments that were previously recorded as a capitalized asset are corrected to recognize an expense upon issuance of the Instruments during the second quarter of 2021. The expense is non-cash and does not impact the existing conditional capital commitment the Company has from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital commitment.

The associated income tax expense or benefit and related deferred tax assets or liabilities have been reflected, including the impact of valuation allowance.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the effect of the aforementioned adjustments on the Company's Consolidated Balance Sheet as of December 31, 2021, and the Company's Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for the year ended December 31, 2021:

Consolidated Balance Sheet	December 31, 2021		December 31, 2021
Assets	As Previously Reported	Adjustment	As Restated

Deferred financing costs	$43,562,847	$(43,562,847)	$—
Total Assets	$96,477,390	$(43,562,847)	$52,914,543

Warrants liability	$866,000	$8,677,000	$9,543,000
Total Liabilities	$14,323,199	$8,677,000	$23,000,199
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding; aggregate liquidation preference of $3,200,760 at December 31, 2021	$2,885,427	$16,472	$2,901,899
Stockholders’ (Deficit) Equity
Additional paid-in capital	$127,138,504	$(4,801,897)	$122,336,607
Accumulated deficit	$(47,412,470)	$(45,525,393)	$(92,937,863)
Nuvve Holding Corp. Stockholders’ Equity (Deficit)	$79,841,368	$(50,327,290)	$29,514,078
Non-controlling interests	$(572,604)	$(1,929,029)	$(2,501,633)
Total Stockholders’ Equity	$79,268,764	$(52,256,319)	$27,012,445
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$96,477,390	$(43,562,847)	$52,914,543

	Year Ended December 31,		Year Ended December 31,
	2021		2021
Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated
Financing costs	$—	$(46,754,794)	$(46,754,794)
Change in fair value of warrants liability	$387,228	$(699,628)	$(312,400)
Total other income (expense), net	$69,912	$(47,454,422)	$(47,384,510)
Loss before taxes	$(27,161,890)	$(47,454,422)	$(74,616,312)
Net loss	$(27,162,890)	$(47,454,422)	$(74,617,312)
Less: Net loss attributable to non-controlling interests	$(209,243)	$(1,929,029)	$(2,138,272)
Net loss attributable to Nuvve Holding Corp.	$(26,953,647)	$(45,525,393)	$(72,479,040)
Less: Preferred dividends on redeemable non-controlling interests	$101,856	$—	$101,856
Less: Accretion on redeemable non-controlling interests preferred shares	$261,505	$—	$261,505
Net loss attributable to Nuvve Holding Corp. common stockholders	$(27,317,008)	$(45,525,393)	$(72,842,401)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(1.64)	$(2.73)	$(4.37)

	Year Ended December 31,		Year Ended December 31,
	2021		2021
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated
Net loss	$(27,162,890)	$(47,454,422)	$(74,617,312)
Total Comprehensive loss	$(26,971,603)	$(47,454,422)	$(74,426,025)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	$(209,243)	$(1,929,029)	$(2,138,272)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(26,398,999)	$(45,525,393)	$(71,924,392)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	As Previously Reported	Adjustment	As Restated

Issuance of warranties to Stonepeak and Evolve	$27,142,471	$(4,831,898)	$22,310,573
Net Loss	$(27,162,890)	$(47,454,422)	$(74,617,312)
Balance December 31, 2021	$79,268,764	$(52,256,319)	$27,012,445

	Years Ended December 31,		Years Ended December 31,
	2021		2021
Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	$(27,162,890)	$(47,454,422)	$(74,617,312)
Adjustments to reconcile to net loss to net cash used in operating activities
Financing costs	$—	$46,771,276	$46,771,276
Change in fair value of warrants liability	$(387,228)	$699,628	$312,400
Net cash used in operating activities	$(29,207,200)	$16,482	$(29,190,718)
Investing activities
Net cash used in investing activities	$(265,475)	$—	$(265,475)
Financing activities
Issuance Costs Related to Preferred Stock	$(2,939,766)	$(16,482)	$(2,956,248)
Net cash provided by financing activities	$59,737,708	$(16,482)	$59,721,226
Effect of exchange rate on cash	$199,592	$—	$199,592
Net increase in cash and restricted cash	$30,464,625	$—	$30,464,625
Cash and restricted cash at beginning of year	$2,275,895	$—	$2,275,895
Cash and restricted cash at end of year	$32,740,520	$—	$32,740,520

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2021:

December 31, 2021

Assets
Cash	$28,446
Total Assets	$28,446

Liabilities and Mezzanine Equity
Accrued expenses	$116,754
Derivative liability - non-controlling redeemable preferred shares	511,948
Total Liabilities	$628,702
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(s)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. During the year ended December 31, 2021 and the year ended December 31, 2020, the Company did not contribute to the savings plan.
(t)Fair Value Measurement
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
(u)Net Loss Per Share Attributable to Common Stockholders
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
(v)Revenue Recognition
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(w)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions.
(x)Contract Costs
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
(y)Income Taxes
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2021	Total Gains (Losses) For The Year Ended December 31, 2021

Recurring fair value measurements
Private warrants	$—	$—	$866,000	$866,000	$387,228
Stonepeak and Evolve unvested warrants (As Restated) (1)	$—	$—	$8,677,000	$8,677,000	$(699,628)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$511,948	$511,948	$(14,342)
Total recurring fair value measurements	$—	$—	$10,054,948	$10,054,948	$(326,742)
(1) See Note 2.
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 12) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Private Warrants	Stonepeak and Evolve unvested warrants		Non-controlling redeemable preferred shares - derivative liability
		(As Restated) (1)
Balance at December 31, 2020	$—	$—		$—
Assumed at closing of merger	1,253,228	—	—	—
Initial fair value	—	7,977,372		497,606
Total (gains) losses for period included in earnings	$(387,228)	$699,628		$14,342
Balance at December 31, 2021	$866,000	$8,677,000		$511,948
(1) See Note 2.

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
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) unvested Stonepeak and Evolve unvested warrants at December 31, 2021:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$3.2	$2.4	$1.7	$1.3
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	9.40	9.40	9.40	9.40
Risk free rate	1.5%	1.5%	1.5%	1.5%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	54.0%	54.0%	54.0%	54.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting	90.7%	75.8%	63.8%	54.5%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement relating to the formation of a venture, Levo Mobility LLC, the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See Note 19 for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B: $12.8 million, series C: $5.6 million, series D: $4.8 million, series E: $3.8 million and series F: $3.2 million. The fair values of the vested warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the vested warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.

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
	(Restated) (1)
Basis difference in equity investment	$(576,523)	$(660,140)
Accrued liabilities and other	1,007,644	144,332
Right-of-use assets	(845,240)	—
Lease liabilities	845,240	—
Net operating losses	9,953,429	5,257,099
Net deferred tax assets (liabilities) before valuation allowance	10,384,550	4,741,291
Valuation allowance	(10,384,550)	(4,741,291)
Net deferred tax assets (liabilities)	$—	$—
(1) See Note 2..

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is subject to U.S. federal income tax as well as various states income tax. The Company’s income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2021.

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to income is as follows:

	Years Ended December 31,
	2021	2020
Federal income tax at statutory rate	$(15,669,426)	$(1,025,668)
State income tax, net of federal benefit	(776,843)	(177,245)
Stock compensation	452,444	180,050
Change in fair value of warrants	65,604	—
162(m) excess compensation	237,247	—
Financing costs	9,413,411	—
Change in valuation allowance	5,643,259	869,487
Other	635,304	154,376
Income tax expense	$1,000	$1,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(As Restated) (1)
Net loss attributable to Nuvve Holding Corp. common stockholders	$(72,842,401)	$(4,885,134)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	16,654,495	8,821,226
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(4.37)	$(0.55)
(1) See Note 2.

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
Under the terms of the Letter Agreement, Levo will utilize the Company’s proprietary V2G technology and the capital from Stonepeak and Evolve to help accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts nationwide through “V2G hubs” and Transportation as a Service ("TaaS"). Also, under the terms of the Letter Agreement, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate conditional capital commitment of $750 million. Stonepeak and Evolve will have the option to upsize their conditional capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In addition, the Company was responsible for its own Levo related expenses for the first $1.0 million, and expenses above those levels will be borne by Levo as a separate entity. As of December 31, 2021, the Company has incurred and recorded in deferred financing costs $1.0 million towards its responsibility for Levo related expenses. Further, as of December 31, 2021, Stonepeak and Evolve incurred out-of-pocket expenses totaling approximately $2.9 million. The total out-of-pocket costs of $3.9 million were recorded in Levo entity as financing costs as these costs were for the issuance of Levo equity.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets at December 31, 2021:

December 31, 2021
(As Restated) (1)
Add: net loss attributable to non-controlling interests as of December 31, 2021	$(2,138,272)
Less: dividends paid or accrued to non-controlling interests as of December 31, 2021	101,856
Less: Preferred share accretion adjustment	261,505
Non-controlling interests	$(2,501,633)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s consolidated statements of operations as of December 31, 2021:

December 31, 2021
(As Restated) (1)
Net loss attributable to non-controlling interests	$(2,138,272)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

December 31, 2021
(As Restated) (1)
Beginning balance - December 31, 2020	$—
Beginning redemption value (at fair value)	3,138,000
Less: Non-controlling redeemable preferred shares - embedded derivatives	497,606
Adjusted initial carrying value	2,640,394
Preferred share Accretion adjustment	261,505
Ending balance - December 31, 2021	$2,901,899
(1) See Note 2.

Note 21 - Supplementary Quarterly Data (unaudited)
The following tables summarize the effect of the adjustments described in Note 2 on the Company's Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2021 and September 30, 2021:

	Three Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2021		2021	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$—	$(43,818,000)	$(43,818,000)	$—	$(43,818,000)	$(43,818,000)
Change in fair value of warrants liability	$(351,602)	$(3,145,628)	$(3,497,230)	$70,228	$(3,145,628)	$(3,075,400)
Total other (expense) income, net	$154,058	$(46,963,628)	$(46,809,570)	$(133,776)	$(46,963,628)	$(47,097,404)
Loss before taxes	$(6,186,306)	$(46,963,628)	$(53,149,934)	$(11,548,026)	$(46,963,628)	$(58,511,654)
Net loss	$(6,187,306)	$(46,963,628)	$(53,150,934)	$(11,549,026)	$(46,963,628)	$(58,512,654)
Net loss attributable to Nuvve Holding Corp.	$(6,187,306)	$(46,963,628)	$(53,150,934)	$(11,549,026)	$(46,963,628)	$(58,512,654)
Net loss attributable to Nuvve common stockholders	$(6,187,306)	$(46,963,628)	$(53,150,934)	$(11,549,026)	$(46,963,628)	$(58,512,654)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.33)	$(2.52)	$(2.85)	$(0.79)	$(3.23)	$(4.02)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2021	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$—	$(2,936,794)	$(2,936,794)	$—	$(46,754,794)	$(46,754,794)
Change in fair value of warrants liability	$557,000	$3,158,000	$3,715,000	$627,228	$12,372	$639,600
Total other (expense) income, net	$478,394	$221,206	$699,600	$344,618	$(46,742,422)	$(46,397,804)
Loss before taxes	$(6,968,282)	$221,206	$(6,747,076)	$(18,516,308)	$(46,742,422)	$(65,258,730)
Net loss	$(6,968,282)	$221,206	$(6,747,076)	$(18,517,308)	$(46,742,422)	$(65,259,730)
Less: Net loss attributable to non-controlling interests	$(130,837)	$(1,929,030)	$(2,059,867)	$(130,837)	$(1,929,030)	$(2,059,867)
Net loss attributable to Nuvve Holding Corp.	$(6,837,445)	$2,150,236	$(4,687,209)	$(18,386,471)	$(44,813,392)	$(63,199,863)
Less: Preferred dividends on redeemable non-controlling interests	$39,096	$—	$39,096	$39,096	$—	$39,096
Less: Accretion on redeemable non-controlling interests preferred shares	$100,039	$—	$100,039	$100,039	$—	$100,039
Net loss attributable to Nuvve common stockholders	$(6,976,580)	$2,150,236	$(4,826,344)	$(18,525,606)	$(44,813,392)	$(63,338,998)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.37)	$0.11	$(0.26)	$(1.16)	$(2.82)	$(3.98)

	Six Months Ended June 30,		Six Months Ended June 30,
	2021		2021
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	$(11,549,026)	$(46,963,628)	$(58,512,654)
Financing costs	$—	$43,818,000	$43,818,000
Change in fair value of warrants liability	$(70,228)	$3,145,628	$3,075,400
Net cash used in operating activities	$(13,413,426)	$—	$(13,413,426)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2021
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	(18,517,308)	(46,742,422)	(65,259,730)
Financing costs	—	46,754,794	46,754,794
Change in fair value of warrants liability	(627,228)	(12,372)	(639,600)
Net cash used in operating activities	(23,478,507)	—	(23,478,507)

The above restated amounts for the quarters ended June 30, 2021 and September 30, 2021, will be included in the amended Forms 10-Q for the quarters ended June 30, 2022 and September 30, 2022.