Form 10-Q/A
period 2022-03-31
Nuvve Holding Corp.
filed 2023-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, that we originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate the three months ended March 31, 2022 condensed consolidated financial statements due to the direct expensing of originally deferred financing costs, and the reclassification of the related unvested warrants from equity to warrant liability in the second quarter of 2021 as described in Note 2 to the Consolidated Financial Statements of this amended Form 10-Q. Also, we updated Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.This Amendment should be read in conjunction with the Company's amended 2021 Form 10-K/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment updates Item 4 material weakness, and revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

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

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

i

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
Assets	(As Restated) (1)
Current assets
Cash	$23,704,646	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable	1,431,134	1,886,708
Inventories	9,328,206	11,118,188
Prepaid expenses and other current assets	1,685,008	1,036,645
Total Current Assets	36,628,994	46,782,061

Property and equipment, net	572,499	356,194
Intangible assets, net	1,446,218	1,481,077
Investment	670,951	670,951
Right-of-use operating assets	3,397,270	3,483,042
Financing receivables	238,624	138,161
Security deposit, long-term	3,057	3,057
Total Assets	$42,957,613	$52,914,543

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,216,560	$5,738,873
Accrued expenses	3,564,224	2,874,018
Deferred revenue	690,868	719,771
Operating lease liabilities - current	254,057	41,513
Other liabilities	108,384	110,574
Total Current Liabilities	7,834,093	9,484,749

Operating lease liabilities - noncurrent	3,319,734	3,441,642
Warrants liability	4,792,475	9,543,000
Derivative liability - non-controlling redeemable preferred shares	433,000	511,948
Other long-term liabilities	17,283	18,860
Total Liabilities	16,396,585	23,000,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issue and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,264,775 at March 31, 2022	3,063,365	2,901,899
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,891,500 and 18,861,130 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,891	1,888
Additional paid-in capital	123,792,248	122,336,607
Accumulated other comprehensive income (loss)	99,762	113,446
Accumulated deficit	(97,568,191)	(92,937,863)
Nuvve Stockholders’ Equity (Deficit)	26,325,710	29,514,078
Non-controlling interests	(2,828,047)	(2,501,633)
Total Stockholders’ Equity (Deficit)	23,497,663	27,012,445
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$42,957,613	$52,914,543

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated) (1)
Revenue
Products and services	$2,253,784	$311,903
Grants	117,249	487,129
Total revenue	2,371,033	799,032
Operating expenses
Cost of product and service revenue	2,142,312	127,228
Selling, general, and administrative	7,625,550	4,482,740
Research and development	2,135,575	1,262,950
Total operating expenses	11,903,437	5,872,918

Operating loss	(9,532,404)	(5,073,886)
Other income (expense)
Interest income (expense)	1,458	(597,549)
Change in fair value of warrants liability	4,776,000	421,830
Change in fair value of derivative liability	53,472	—
Other, net	(29,787)	(112,115)
Total other (expense) income, net	4,801,143	(287,834)
Loss before taxes	(4,731,261)	(5,361,720)
Income tax (benefit) expense	—	—
Net loss	$(4,731,261)	$(5,361,720)
Less: Net loss attributable to non-controlling interests	(100,933)	—
Net loss attributable to Nuvve Holding Corp.	$(4,630,328)	$(5,361,720)
Less: Preferred dividends on redeemable non-controlling interests	64,015	—
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	—
Net loss attributable to Nuvve common stockholders	$(4,855,809)	$(5,361,720)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.26)	$(0.52)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	18,864,374	10,408,080
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated) (1)
Net loss	$(4,731,261)	$(5,361,720)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(13,684)	116,749
Total Comprehensive loss	$(4,744,945)	$(5,244,971)
Less: Comprehensive loss attributable to non-controlling interests	(100,933)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(4,644,012)	$(5,244,971)
Less: Preferred dividends on redeemable non-controlling interests	(64,015)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	—
Comprehensive loss attributable to Nuvve common stockholders	$(4,418,531)	$(5,244,971)
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances 12/31/2021 (As Restated) (1)	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	27,012,445
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(4,630,328)	(100,933)	(4,731,261)
Balances 3/31/2022 (As Restated) (1)	18,891,500	$1,891	$123,792,248	$99,762	$(97,568,191)	$(2,828,047)	$23,497,663

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—
Balances 12/31/2020, as adjusted	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	57,394,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities	(As Restated) (1)
Net loss	$(4,731,261)	$(5,361,720)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	67,302	41,390
Share-based compensation	1,455,644	262,105
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(4,776,000)	(421,830)
Change in fair value of derivative liability	(53,472)	—
Loss on disposal of asset	—	1,405
Gain on extinguishment of PPP Loan	—	(764)
Noncash lease expense	178,849	—
Change in operating assets and liabilities
Accounts receivable	454,849	151,204
Inventory	1,789,982	(1,853,640)
Prepaid expenses and other assets	(915,356)	(1,656,880)
Accounts payable	(2,521,672)	1,703,781
Accrued expenses	624,722	3,723,729
Deferred revenue	(23,476)	233,426
Net cash used in operating activities	(8,449,889)	(2,633,851)
Investing activities
Proceeds from sale of property and equipment	—	8,107
Purchase of property and equipment	(250,861)	—
Net cash (used) provided in investing activities	(250,861)	8,107
Financing activities
Deposit with Newborn	—	(287,500)
Proceeds from Newborn Escrow Account	—	58,471,961
Redemption of Newborn shares	—	(18,630)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,704,921)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Payment of finance lease Obligations	(2,073)	—
Net cash (used) provided in financing activities	(2,073)	62,273,616
Effect of exchange rate on cash	146,949	119,541
Net increase (decrease) in cash and restricted cash	(8,555,874)	59,767,413
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$24,184,646	$62,043,308

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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $97.6 million as of March 31, 2022. Nuvve incurred operating losses of approximately $9.5 million for the quarter ended March 31, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $23.7 million, $28.8 million and $23.5 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the company’s condensed consolidated financial statements as of March 2022 and 2021, errors were identified relating to the following:

The associated income tax expense or benefit and related deferred tax assets or liabilities have been reflected, including the impact of valuation allowance.

(1) Unvested warrants issued to Stonepeak and Evolve in May 2021, as described in Note 11, should be accounted for as a single unit of account as opposed to multiple units of account. As a result, these unvested warrants, which were previously recorded in equity, have been reclassified to liabilities on the consolidated balance sheet. As a single unit of account, the unvested warrants’ settlement value is impacted by the amount of capital expenditures associated with Levo’s customer contracts, which caused the unvested warrants to not be indexed to the Company's equity. The unvested warrant liability is adjusted to its estimated fair value at each reporting date.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2) As part of the fair value of warrants and stock option (“Instruments”) granted to Stonepeak and Evolve in May 2021, in conjunction with the formation of Levo, the Company inaccurately capitalized the costs incurred to deferred financing costs, and should have expensed such costs. The Company determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. As a result, the estimated fair value of the Instruments that were previously recorded as a capitalized asset are corrected to recognize an expense upon issuance of the Instruments during the second quarter of 2021. The expense is non-cash and does not impact the existing conditional capital commitment the Company has from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital commitment.

The associated income tax expense or benefit and related deferred tax assets or liabilities have been reflected, including the impact of valuation allowance.

The following tables summarize the effect of the aforementioned adjustments on the Company's Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, and the Company's Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022:

Condensed Consolidated Balance Sheets	March 31, 2022		March 31, 2022
Assets	As Previously Reported	Adjustment	As Restated

Deferred financing costs	$43,562,847	$(43,562,847)	$—
Total Assets	$86,520,460	$(43,562,847)	$42,957,613

Current Liabilities
Warrants liability	$458,476	$4,333,999	$4,792,475
Total Liabilities	$12,062,586	$4,333,999	$16,396,585

Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issue and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,264,775 at March 31, 2022	$3,046,892	$16,472	$3,063,365
Stockholders’ (Deficit) Equity

Additional paid-in capital	$128,594,145	$(4,801,897)	$123,792,248
Accumulated deficit	$(56,385,798)	$(41,182,393)	$(97,568,191)
Nuvve Stockholders’ Equity (Deficit)	$72,310,000	$(45,984,290)	$26,325,710
Non-controlling interests	$(899,018)	$(1,929,029)	$(2,828,047)
Total Stockholders’ Equity (Deficit)	$71,410,982	$(47,913,319)	$23,497,663
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$86,520,460	$(43,562,847)	$42,957,613

	Three Months Ended March 31,		Three Months Ended March 31,
	2022		2022
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated
Change in fair value of warrants liability	$433,000	$4,343,000	$4,776,000
Total other (expense) income, net	$458,143	$4,343,000	$4,801,143
Loss before taxes	$(9,074,261)	$4,343,000	$(4,731,261)
Net loss	$(9,074,261)	$4,343,000	$(4,731,261)
Net loss attributable to Nuvve Holding Corp.	$(8,973,328)	$4,343,000	$(4,630,328)
Net loss attributable to Nuvve common stockholders	$(9,198,809)	$4,343,000	$(4,855,809)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.49)	$0.23	$(0.26)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 30,		Three Months Ended March 30,
	2022		2022
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated
Net loss	$(9,074,261)	4,343,000	$(4,731,261)
Comprehensive loss attributable to Nuvve common stockholders	$(8,761,531)	4,343,000	$(4,418,531)

	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	As Previously Reported	Adjustment	As Restated

Net Loss	$(9,074,261)	$4,343,000	$(4,731,261)
Balance March 31, 2022	$71,410,982	$(47,913,319)	$23,497,663

	Three Months Ended March 31,		Three Months Ended March 31,
	2022		2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	$(9,074,261.00)	$4,343,000.00	$(4,731,261.00)
Adjustments to reconcile to net loss to net cash used in operating activities
Change in fair value of warrants liability	$(433,000.00)	$(4,343,000.00)	$(4,776,000.00)
Net cash used in operating activities	$(8,449,889.00)	$—	$(8,449,889.00)

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2022:

March 31, 2022
Assets
Cash	$28,257
Total Assets	$28,257

Liabilities and Mezzanine Equity
Accrued expenses	$236,775
Derivative liability - non-controlling redeemable preferred shares	458,476
Total Liabilities	$695,251

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2022	Total Gains (Losses) For The Three Months Ended March 31, 2022
Recurring fair value measurements
Private warrants	$—	$—	$433,000	$433,000	$433,000
Stonepeak and Evolve unvested warrants	$—	$—	$4,334,000	$4,334,000	$4,343,000
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$458,476	$458,476	$53,472
Total recurring fair value measurements	$—	$—	$5,225,476	$5,225,476	$4,829,472

The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

	Private Warrants	Stonepeak and Evolve unvested warrants	Non-controlling redeemable preferred shares - derivative liability
		(Restated) (1)
Balance at December 31, 2021	$866,000	$8,677,000	$511,948
Total (gains) losses for period included in earnings	(433,000)	(4,343,000)	(53,472)
Balance at March 31, 2022	$433,000	$4,334,000	$458,476

The fair value of the level 3 Private Warrants was estimated at March 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.97 years, risk free rate of 2.4%, no dividends, volatility of 64.0%, and strike price of $11.50.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$1.7	$1.2	$0.8	$0.6
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	9.10	9.10	9.10	9.10
Risk free rate	2.3%	2.3%	2.3%	2.3%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	56.0%	56.0%	56.0%	56.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting	90.8%	76.0%	63.8%	54.4%

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

Note 6 – Investment in Dreev
The Company accounts for its 13% equity ownership in Dreev under the cost method. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three months ended March 31, 2022 and 2021. The consulting services are being provided to Dreev at the Company’s cost and is recognized, net of consulting costs, as other income, net in the condensed consolidated statements of operations.

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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, as reference above, relating to the formation of a venture, Levo Mobility LLC (the "Letter Agreement"), the Company issued to Stonepeak and Evolve a ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were; series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the vested warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the vested warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations, as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Restated) (1)
Net loss attributable to Nuvve common stockholders	$(4,855,809)	$(5,361,720)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	18,864,374	10,408,080
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.26)	$(0.52)
(1) As described in Note 2 to these condensed Consolidated Financial Statements, the Company has restated the condensed Consolidated Financial Statements.
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

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by 0, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $3,138,000. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the quarter ended March 31, 2022, Levo accreted $161,466 resulting in the carrying value of the the redeemable preferred stock of $3,063,365.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets at March 31, 2022:

March 31, 2022
(Restated) (1)
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

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2022:

Three Months Ended March 31, 2022
(Restated) (1)
Net loss attributable to non-controlling interests	$(100,933)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Three Months Ended March 31, 2022
(Restated) (1)
Beginning balance - December 31, 2021	$2,901,899
Preferred share Accretion adjustment	161,466
Ending balance - March 31, 2022	$3,063,365
(1) As described in Note 2 to these condensed Consolidated Financial Statements, the Company has restated the condensed Consolidated Financial Statements.

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
As discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A), we have restated our previously issued condensed consolidated financial statements for the quarter ended March 31, 2022. Accordingly, the following discussion and analysis of our financial condition and results of operations have been restated.
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

Results of Operations
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$2,253,784	$311,903	$1,941,881	623%
Grants	117,249	487,129	(369,880)	(76)%
Total revenue	2,371,033	799,032	1,572,001	197%
Operating expenses
Cost of product and service revenue	2,142,312	127,228	2,015,084	1,584%
Selling, general and administrative expenses	7,625,550	4,482,740	3,142,810	70%
Research and development expense	2,135,575	1,262,950	872,625	69%
Total operating expenses	11,903,437	5,872,918	6,030,519	103%
Operating loss	(9,532,404)	(5,073,886)	(4,458,518)	88%
Other income (expense)
Interest income (expense)	1,458	(597,549)	599,007	(100)%
Change in fair value of conversion option on convertible notes	—	—	—	100%
Change in fair value of private warrants liability	4,776,000	421,830	4,354,170	1,032%
Change in fair value of derivative liability	53,472	—	53,472	100%
Other, net	(29,787)	(112,115)	82,328	(73)%
Total other (expense) income, net	4,801,143	(287,834)	5,088,977	(1,768)%
Loss before taxes	(4,731,261)	(5,361,720)	630,459	-12%
Income tax (benefit) expense	—	—	—	—%
Net loss	$(4,731,261)	$(5,361,720)	$630,459	(12)%
Less: Net loss attributable to non-controlling interests	(100,933)	—	(100,933)	100%
Net loss attributable to Nuvve Holding Corp.	$(4,630,328)	$(5,361,720)	$731,392	(14)%

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
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $5.1 million of income, from $0.29 million of other income for the three months ended March 31, 2021, to $4.8 million in other income for the three months ended March 31, 2022.
The increases during the three months ended March 31, 2022 was primarily attributable to the change in fair value of the warrants liability and derivative liability.
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
Net loss decreased by $0.6 million, or 11.8%, from $5.4 million for the three months ended March 31, 2021, to $4.7 million for the three months ended March 31, 2022. The increase in net loss was primarily due to increase in expenses of $6.0 million, partially offset by increase in other income of $5.1 million for the aforementioned reasons.

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

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred operating losses of approximately $9.5 million for the quarter ended March 31, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $23.7 million, $28.8 million and $23.5 million, respectively.
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
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS. Levo utilizes our proprietary V2G technology, and the capital contribution commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their capital contribution commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 16 for details of the definitive agreements.
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
Net cash used in operating activities during the three months ended March 31, 2022 was $8.4 million as compared to net cash used of $2.6 million in the three months ended March 31, 2021. The $5.8 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the three months ended March 31, 2022 as compared to the same prior period. Working capital during the three months ended March 31, 2022 was impacted by, among other items, higher net loss of $4.7 million, increased compensation and professional expenses associated with the Company becoming a recapitalized publicly traded company, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021 to address the identified material weaknesses are ongoing.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2021 Form 10-K/A, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2021 Form 10-K/A, please refer to Part II, Item 9A of our 2021 Form 10-K/A.

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
March 30, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer