Form 10-Q/A
period 2022-06-30
Nuvve Holding Corp.
filed 2023-03-31
CIK 1836875

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
EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for the six months ended June 30, 2022, that we originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate the three and six months ended June 30, 2022 and 2021 condensed consolidated financial statements due to the direct expensing of originally deferred financing costs, and the reclassification of the related unvested warrants from equity to warrant liability in the second quarter of 2021 as described in Note 2 to the Condensed Consolidated Financial Statements of this amended Form 10-Q. Also, we updated Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.This Amendment should be read in conjunction with the Company's amended 2021 Form 10-K/A.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K (Amendment #2) for the year ended December 31, 2021, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
Assets	(As Restated) (1)
Current assets
Cash	$14,890,242	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable	1,958,656	1,886,708
Inventories	10,796,032	11,118,188
Prepaid expenses and other current assets	2,384,575	1,036,645
Total Current Assets	30,509,505	46,782,061

Property and equipment, net	600,546	356,194
Intangible assets, net	1,411,358	1,481,077
Investments	1,670,951	670,951
Right-of-use operating assets	5,195,474	3,483,042
Financing receivables	238,624	138,161
Security deposit, long-term	3,057	3,057
Total Assets	$39,629,515	$52,914,543

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,327,366	$5,738,873
Accrued expenses	2,392,820	2,874,018
Deferred revenue	781,922	719,771
Operating lease liabilities - current	455,064	41,513
Other liabilities	111,387	110,574
Total Current Liabilities	7,068,559	9,484,749

Operating lease liabilities - noncurrent	5,053,219	3,441,642
Warrants liability	182,000	9,543,000
Derivative liability - non-controlling redeemable preferred shares	491,012	511,948
Other long-term liabilities	15,120	18,860
Total Liabilities	12,809,910	23,000,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,330,071 at June 30, 2022	3,224,832	2,901,899
Class D Incentive units, zero par value, 1,000,000 units authorized, 250,000 units issued and outstanding at June 30, 2022	140,850	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,709,763 and 18,861,130 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,986	1,888
Additional paid-in capital	129,459,590	122,336,607
Accumulated other comprehensive income (loss)	73,448	113,446
Accumulated deficit	(102,836,347)	(92,937,863)
Nuvve Stockholders’ Equity (Deficit)	26,698,677	29,514,078
Non-controlling interests	(3,244,754)	(2,501,633)
Total Stockholders’ Equity (Deficit)	23,453,923	27,012,445
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$39,629,515	$52,914,543
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Products and services	$1,068,029	$766,516	$3,321,813	$1,078,419
Grants	233,698	214,814	350,947	701,943
Total revenue	1,301,727	981,330	3,672,760	1,780,362
Operating expenses
Cost of product and service revenue	1,034,596	362,658	3,176,908	489,886
Selling, general, and administrative	8,136,522	5,269,791	15,762,072	9,752,531
Research and development	2,170,139	1,689,245	4,305,714	2,952,195
Total operating expenses	11,341,257	7,321,694	23,244,694	13,194,612

Operating loss	(10,039,530)	(6,340,364)	(19,571,934)	(11,414,250)
Other income (expense)
Interest income (expense)	6,945	1,984	8,403	(595,565)
Financing costs	—	(43,818,000)	—	(43,818,000)
Change in fair value of warrants liability	4,585,000	(3,497,230)	9,361,000	(3,075,400)
Change in fair value of derivative liability	(32,536)	—	20,936	—
Other, net	22,020	503,676	(7,767)	391,561
Total other (expense) income, net	4,581,429	(46,809,570)	9,382,572	(47,097,404)
Loss before taxes	(5,458,101)	(53,149,934)	(10,189,362)	(58,511,654)
Income tax (benefit) expense	—	1,000	—	1,000
Net loss	$(5,458,101)	$(53,150,934)	$(10,189,362)	$(58,512,654)
Less: Net loss attributable to non-controlling interests	(189,945)	—	(290,878)	—
Net loss attributable to Nuvve Holding Corp.	$(5,268,156)	$(53,150,934)	$(9,898,484)	$(58,512,654)
Less: Preferred dividends on redeemable non-controlling interests	65,296	—	129,311	—
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	—	322,932	—
Net loss attributable to Nuvve common stockholders	$(5,494,918)	$(53,150,934)	$(10,350,727)	$(58,512,654)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.29)	$(2.85)	$(0.55)	$(4.02)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	19,064,854	18,668,009	18,965,167	14,560,862
(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Net loss	$(5,458,101)	$(53,150,934)	$(10,189,362)	$(58,512,654)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(26,314)	(20,146)	(39,998)	96,603
Total Comprehensive loss	$(5,484,415)	$(53,171,080)	$(10,229,360)	$(58,416,051)
Less: Comprehensive loss attributable to non-controlling interests	(189,945)	—	(290,878)	—
Comprehensive loss attributable to Nuvve Holding Corp.	$(5,294,470)	$(53,171,080)	$(9,938,482)	$(58,416,051)
Less: Preferred dividends on redeemable non-controlling interests	(65,296)	—	(129,311)	—
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	—	(322,932)	—
Comprehensive loss attributable to Nuvve common stockholders	$(5,067,708)	$(53,171,080)	$(9,486,239)	$(58,416,051)
(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	27,012,445
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(4,630,328)	(100,933)	(4,731,261)
Balances March 31, 2022	18,891,500	1,891	123,792,248	99,762	(97,568,191)	(2,828,047)	23,497,663
Exercise of stock options and vesting of restricted stock options	360,018	50	173,575	—	—	—	173,625
Stock-based compensation	—	—	1,640,055	—	—	—	1,640,055
Proceeds from forward option put exercise	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	323,746	32	1,859,653	—	—	—	1,859,685
Currency translation adjustment	—	—	—	(26,314)	—	—	(26,314)
Preferred dividends - non-controlling interest	—	—	—	—	—	(65,296)	(65,296)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(5,268,156)	(189,945)	(5,458,101)
Balances 6/30/2022 (As Restated) (1)	19,709,763	$1,986	$129,459,590	$73,448	$(102,836,347)	$(3,244,754)	$23,453,923

(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—
Balances 12/31/2020, as adjusted	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	57,394,610
Additional merger recapitalization costs	—	—	—	—	(265,736)	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—
Issuance of common shares	—	—	—	—	—	—	—	—
Issuance of warrants to Stonepeak and Evolve (As Restated) (1)	—	—	—	—	22,256,628	—	—	22,256,628
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	12,584,000
Stock-based compensation	—	—	—	—	1,090,603	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	(20,146)	—	(20,146)
Net loss (As Restated) (1)	—	—	—	—	—	—	(53,150,934)	(53,150,934)
Balances 6/30/2021 (As Restated) (1)	—	$—	18,626,624	$1,863	$118,838,877	$18,762	$(78,970,477)	$39,889,025
(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities	(Restated) (1)	(Restated) (1)
Net loss	$(10,189,362)	$(58,512,654)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	137,755	81,874
Share-based compensation	3,357,859	1,352,708
Financing costs	—	43,818,000
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(9,361,000)	3,075,400
Change in fair value of derivative liability	(20,936)	—
Loss on disposal of asset	—	1,381
Gain on extinguishment of PPP Loan	—	(492,100)
Noncash lease expense	283,251	(1,003)
Change in operating assets and liabilities
Accounts receivable	(74,278)	(139,140)
Inventory	322,156	(3,164,653)
Prepaid expenses and other assets	(1,462,221)	(2,209,159)
Accounts payable	(2,409,448)	330,890
Accrued expenses	(684,517)	1,595,165
Deferred revenue	79,576	305,922
Net cash used in operating activities	(20,021,165)	(13,413,426)
Investing activities
Proceeds from sale of property and equipment	—	7,969
Purchase of property and equipment	(317,225)	—
Investments	(1,000,000)	—
Net cash (used) provided in investing activities	(1,317,225)	7,969
Financing activities
Proceeds from Newborn Escrow Account	—	58,184,461
Redemption of Newborn shares	—	(18,629)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,970,657)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Purchase of stock from investor	—	(2,000,000)
Payment of financing costs	—	(531,527)
Proceeds from forward option put exercise	1,994,073	—
Proceeds from common stock offering, net of offering costs	1,859,685	—
Payment of finance lease Obligations	(4,425)	(1,989)
Proceeds from exercise of stock options	173,575	—
Net cash (used) provided in financing activities	4,022,908	59,474,365
Effect of exchange rate on cash	(54,796)	98,193
Net increase (decrease) in cash and restricted cash	(17,370,278)	46,167,101
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$15,370,242	$48,442,996

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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $102.8 million as of June 30, 2022. Nuvve incurred operating losses of approximately $19.6 million as of the six months ended June 30, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of June 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $14.9 million, $23.4 million and $23.5 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the company’s consolidated financial statements as of June 30, 2022 and 2021, errors were identified relating to the following:

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

The following tables summarize the effect of the aforementioned adjustments on the Company's Condensed Consolidated Balance Sheets as of June 30, 2022, and the Company's Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022:

Condensed Consolidated Balance Sheet	June 30, 2022		June 30, 2022
	As Previously Reported	Adjustment	As Restated

Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,330,071 at June 30, 2022	$3,208,360	$16,472	$3,224,832
Additional paid-in capital	$134,261,487	$(4,801,897)	$129,459,590
Accumulated deficit	$(107,629,843)	$4,793,496	$(102,836,347)
Nuvve Stockholders’ Equity (Deficit)	$26,707,078	$(8,401)	$26,698,677
Non-controlling interests	$(3,236,683)	$(8,071)	$(3,244,754)
Total Stockholders’ Equity (Deficit)	$23,470,395	$(16,472)	$23,453,923

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$(43,562,847)	$43,562,847	$—	$—	$(43,818,000)	$(43,818,000)
Change in fair value of warrants liability	$251,000	$4,334,000	$4,585,000	$(351,602)	$(3,145,628)	$(3,497,230)
Total other (expense) income, net	$(43,315,418)	$47,896,847	$4,581,429	$154,058	$(46,963,628)	$(46,809,570)
Loss before taxes	$(53,354,948)	$47,896,847	$(5,458,101)	$(6,186,306)	$(46,963,628)	$(53,149,934)
Net loss	$(53,354,948)	$47,896,847	$(5,458,101)	$(6,187,306)	$(46,963,628)	$(53,150,934)
Less: Net loss attributable to non-controlling interests	$(2,110,903)	$1,920,958	$(189,945)	$—	$—	$—
Net loss attributable to Nuvve Holding Corp.	$(51,244,045)	$45,975,889	$(5,268,156)	$(6,187,306)	$(46,963,628)	$(53,150,934)
Net loss attributable to Nuvve common stockholders	$(51,470,807)	$45,975,889	$(5,494,918)	$(6,187,306)	$(46,963,628)	$(53,150,934)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(2.70)	$2.41	$(0.29)	$(0.33)	$(2.52)	$(2.85)

	Six Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$(43,562,847)	$43,562,847	$—	$—	$(43,818,000)	$(43,818,000)
Change in fair value of warrants liability	$684,000	$8,677,000	$9,361,000	$70,228	$(3,145,628)	$(3,075,400)
Total other (expense) income, net	$(42,857,275)	$52,239,847	$9,382,572	$(133,776)	$(46,963,628)	$(47,097,404)
Loss before taxes	$(62,429,209)	$52,239,847	$(10,189,362)	$(11,548,026)	$(46,963,628)	$(58,511,654)
Net loss	$(62,429,209)	$52,239,847	$(10,189,362)	$(11,549,026)	$(46,963,628)	$(58,512,654)
Less: Net loss attributable to non-controlling interests	$(2,211,837)	$1,920,959	$(290,878)	$—	$—	$—
Net loss attributable to Nuvve Holding Corp.	$(60,217,372)	$50,318,888	$(9,898,484)	$(11,549,026)	$(46,963,628)	$(58,512,654)
Net loss attributable to Nuvve common stockholders	$(60,669,615)	$50,318,888	$(10,350,727)	$(11,549,026)	$(46,963,628)	$(58,512,654)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(3.20)	$2.65	$(0.55)	$(0.79)	$(3.23)	$(4.02)

	Three Months Ended June 30,		Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,
	2022		2022	2021		2021
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(53,354,948)	47,896,847	$(5,458,101)	$(6,187,306)	(46,963,628)	$(53,150,934)
Less: Comprehensive loss attributable to non-controlling interests	$(2,110,903)	1,920,958	$(189,945)	$—	—	—
Comprehensive loss attributable to Nuvve common stockholders	$(51,043,497)	45,975,789	$(5,067,708)	$(6,207,452)	(46,963,628)	$(53,171,080)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2022		2022	2021		2021
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(62,429,209)	52,239,847	$(10,189,362)	$(11,549,026)	(46,963,628)	$(58,512,654)
Less: Comprehensive loss attributable to non-controlling interests	$(2,211,837)	1,920,959	$(290,878)	$—	—	$—
Comprehensive loss attributable to Nuvve common stockholders	$(59,805,127)	50,318,888	$(9,486,239)	$(11,452,423)	(46,963,628)	$(58,416,051)

	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	As Previously Reported	Adjustment	As Restated

Issuance of warranties to Stonepeak and Evolve	$30,234,000	$(7,977,372)	$22,256,628
Net Loss	$(6,187,306)	$(46,963,628)	$(53,150,934)
Balance June 30, 2021	$94,830,025	$(54,941,000)	$39,889,025

Net Loss	$(9,074,261)	$4,343,000	$(4,731,261)
Balance March 31, 2022	$71,410,982	$(47,913,319)	$23,497,663

Net Loss	$(53,354,948)	$47,896,847	$(5,458,101)
Balance June 30, 2022	$23,470,395	$(16,472)	$23,453,923

	Six Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	$(62,429,209)	$52,239,847	$(10,189,362)	$(11,549,026)	$(46,963,628)	$(58,512,654)
Adjustments to reconcile to net loss to net cash used in operating activities
Financing costs	$43,562,847	$(43,562,847)	$—	$—	$43,818,000	$43,818,000
Change in fair value of warrants liability	$(684,000)	$(8,677,000)	$(9,361,000)	$(70,228)	$3,145,628	$3,075,400
Net cash used in operating activities	$(20,021,165)	$—	$(20,021,165)	$(13,413,426)	$—	$(13,413,426)

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2022	Total Gains (Losses) For The Three Months Ended June 30, 2022	Total Gains (Losses) For The Six Months Ended June 30, 2022
Recurring fair value measurements
Private warrants	$—	$—	$182,000	$182,000	$251,000	$684,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$4,334,000	$8,677,000
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$491,012	$491,012	$(32,536)	$20,936
Total recurring fair value measurements	$—	$—	$673,012	$673,012	$4,552,464	$9,381,936

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2021	Total Gains (Losses) For The Three Months Ended June 30, 2021	Total Gains (Losses) For The Six Months Ended June 30, 2021
Recurring fair value measurements
Private warrants	$—	$—	$1,183,000	$1,183,000	$(351,602)	$70,228
Stonepeak and Evolve unvested warrants (As Restated) (1)	$—	$—	$11,123,000	$11,123,000	$(3,145,628)	$(3,145,628)
Total recurring fair value measurements	$—	$—	$12,306,000	$12,306,000	$(3,497,230)	$(3,075,400)

The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022:

	Private Warrants	Stonepeak and Evolve unvested warrants	Non-controlling redeemable preferred shares - derivative liability
		(As Restated) (1)
Balance at December 31, 2021	$866,000	$8,677,000	$511,948
Total (gains) losses for period included in earnings	(433,000)	(4,343,000)	(53,472)
Balance at March 31, 2022	433,000	4,334,000	458,476
Total (gains) losses for period included in earnings	(251,000)	(4,334,000)	32,536
Balance at June 30, 2022	$182,000	$—	$491,012

The fair value of the level 3 Private Warrants was estimated at June 30, 2022 using the Black-Scholes model which used the following inputs: term of 3.72 years, risk free rate of 3.0%, no dividends, volatility of 67.0%, and strike price of $11.50.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Private Warrants was estimated at June 30, 2021 using the Black-Scholes model which used the following inputs: term of 4.72 years, risk free rate of 0.80%, no dividends, volatility of 88.0%, and strike price of $11.50.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at June 30, 2022 :

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$—	$—	$—	$—
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	8.90	8.90	8.90	8.90
Risk free rate	3.0%	3.0%	3.0%	3.0%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	56.0%	56.0%	56.0%	56.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting (a)	—%	—%	—%	—%
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at June 30, 2021:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$3.8	$3.1	$2.4	$1.9
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	9.90	9.90	9.90	9.90
Risk free rate	1.4%	1.4%	1.4%	1.4%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	55.0%	55.0%	55.0%	55.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting	97.1%	88.2%	78.8%	70.4%

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to Nuvve common stockholders	$(5,494,918)	$(53,150,934)	$(10,350,727)	$(58,512,654)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	19,064,854	18,668,009	18,965,167	14,560,862
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.29)	$(2.85)	$(0.55)	$(4.02)

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

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the six months ended June 30, 2022, Levo accreted $322,932 resulting in the carrying value of the the redeemable preferred stock of $3,224,832.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets at June 30, 2022:

June 30, 2022
(As Restated) (1)
Add: net loss attributable to non-controlling interests as of June 30, 2022	$(290,878)
Less: dividends paid to non-controlling interests as of June 30, 2022	129,311
Less: Preferred share accretion adjustment as of June 30, 2022	322,932
Non-controlling interests	$(743,121)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(As Restated) (1)	(As Restated) (1)
Net loss attributable to non-controlling interests	$(189,945)	$(290,878)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Six Months Ended June 30, 2022
(Restated) (1)
Beginning balance - December 31, 2021	$2,901,899
Preferred share Accretion adjustment as of June 30, 2022	322,932
Ending balance - June 30, 2022	$3,224,832
(1) See Note 2.

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
As discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A), we have restated our previously issued condensed consolidated financial statements for the quarters ended June 30, 2022 and 2021. Accordingly, the following discussion and analysis of our financial condition and results of operations have been restated.
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

Results of Operations
Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenue	(Restated) (1)	(Restated) (1)			(Restated) (1)	(Restated) (1)
Products and services	$1,068,029	$766,516	$301,513	39%	$3,321,813	$1,078,419	$2,243,394	208%
Grants	233,698	214,814	18,884	9%	350,947	701,943	(350,996)	(50)%
Total revenue	1,301,727	981,330	320,397	33%	3,672,760	1,780,362	1,892,398	106%
Operating expenses
Cost of product and service revenue	1,034,596	362,658	671,938	185%	3,176,908	489,886	2,687,022	548%
Selling, general and administrative expenses	8,136,522	5,269,791	2,866,731	54%	15,762,072	9,752,531	6,009,541	62%
Research and development expense	2,170,139	1,689,245	480,894	28%	4,305,714	2,952,195	1,353,519	46%
Total operating expenses	11,341,257	7,321,694	4,019,563	55%	23,244,694	13,194,612	10,050,082	76%
Operating loss	(10,039,530)	(6,340,364)	(3,699,166)	58%	(19,571,934)	(11,414,250)	(8,157,684)	71%
Other income (expense)
Interest income (expense)	6,945	1,984	4,961	250%	8,403	(595,565)	603,968	(101)%
Financing costs	—	(43,818,000)	43,818,000	100%	—	(43,818,000)	43,818,000	100%
Change in fair value of private warrants liability	4,585,000	(3,497,230)	8,082,230	(231)%	9,361,000	(3,075,400)	12,436,400	(404)%
Change in fair value of derivative liability	(32,536)	—	(32,536)	100%	20,936	—	20,936	100%
Other, net	22,020	503,676	(481,656)	(96)%	(7,767)	391,561	(399,328)	(102)%
Total other (expense) income, net	4,581,429	(46,809,570)	51,390,999	(110)%	9,382,572	(47,097,404)	56,479,976	(120)%
Loss before taxes	(5,458,101)	(53,149,934)	47,691,833	(90)%	(10,189,362)	(58,511,654)	48,322,292	(83)%
Income tax (benefit) expense	—	1,000	(1,000)	(100)%	—	1,000	(1,000)	(100)%
Net loss	$(5,458,101)	$(53,150,934)	$47,692,833	(90)%	$(10,189,362)	$(58,512,654)	$48,323,292	(83)%
Less: Net loss attributable to non-controlling interests	(189,945)	—	(189,945)	100%	(290,878)	—	(290,878)	100%
Net loss attributable to Nuvve Holding Corp.	$(5,268,156)	$(53,150,934)	$47,882,778	(90)%	$(9,898,484)	$(58,512,654)	$48,614,170	(83)%
((1) As described in Note 2 to these condensed Consolidated Financial Statements, the Company has restated the condensed Consolidated Financial Statements, as of, and for the three and six months ended June 30, 2022 and 2021, and year ended December 31, 2021.

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
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $51.4 million of income, from $46.81 million of other expense for the three months ended June 30, 2021, to $4.6 million in other income for the three months ended June 30, 2022. Other income (expense) increased by $56.5 million of income, from $47.1 million of other expense for the six months ended June 30, 2021, to $9.4 million in other income for the six months ended June 30, 2022.
The increases in income during the three and six months ended June 30, 2022 were primarily attributable to the change in fair values of the warrants liability and derivative liability, and because financing costs recorded in 2021 did not recur 2022. The financing costs were associated with the fair value of warrants and stock option ("Instruments") granted to Stonepeak and Evolve in May 2021 in conjunction with the formation of Levo. We recorded the estimated fair value of the Instruments issued as an expense during the second quarter of 2021 because we determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. The expense is non-cash and does not impact the existing conditional capital contribution commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital contribution commitment. Note 19 of our 2021 Form 10-K/A further describes the terms of the conditional capital commitment with Stonepeak and Evolve.
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
Net loss decreased by $47.7 million, or 89.7%, from $53.2 million for the three months ended June 30, 2021, to $5.5 million for the three months ended June 30, 2022. The decrease in net loss was primarily due to increase in operating expenses of $4.0 million partially offset by increase in other income of $51.4 million for the aforementioned reasons.
Net loss decreased by $48.3 million, or 82.6%, from $58.5 million for the six months ended June 30, 2021, to $10.2 million for the six months ended June 30, 2022. The decrease in net loss was primarily due to increase in operating expenses of $10.1 million partially offset by increase in other income of $56.5 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2022.
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

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred operating losses of approximately $19.6 million as of the six months ended June 30, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. As of June 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $14.9 million, $23.4 million and $23.5 million, respectively.
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
Net cash used in operating activities during the six months ended June 30, 2022 was $20.0 million as compared to net cash used of $13.4 million in the six months ended June 30, 2021. The $6.6 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the six months ended June 30, 2022 as compared to the same prior period. Working capital during the six months ended June 30, 2022 was impacted by, among other items, higher net loss of $10.2 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and 2021, and this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and 2021.
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

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	10-Q	3.2	8/11/2022
10.1	At the Market Offering Agreement.	8-K	1.1	5/6/2022
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer