Form 10-Q/A
period 2022-09-30
Nuvve Holding Corp.
filed 2023-03-31
CIK 1836875

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
EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, that we originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate the three and nine months ended September 30, 2022 and 2021 condensed consolidated financial statements due to the direct expensing of originally deferred financing costs, the reclassification of the related unvested warrants from equity to warrant liability in the second quarter of 2021, and the reclassification of certain other common stock warrants in the third quarter of 2022 from equity to warrant liability in the condensed consolidated balance sheets at fair value, with changes in fair value recorded in the condensed consolidated statements of operations, as described in Note 2 to the Condensed Consolidated Financial Statements of this amended Form 10-Q. Also, we updated Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information. This Amendment should be read in conjunction with the Company's amended 2021 Form 10-K/A.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Assets	(As Restated) (1)
Current assets
Cash	$21,635,356	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable, net	1,063,903	1,886,708
Inventories	11,767,996	11,118,188
Prepaid expenses and other current assets	2,947,014	1,036,645
Total Current Assets	37,894,269	46,782,061

Property and equipment, net	591,257	356,194
Intangible assets, net	1,376,499	1,481,077
Investments	1,670,951	670,951
Right-of-use operating lease assets	5,418,912	3,483,042
Financing receivables	238,624	138,161
Security deposit, long-term	8,682	3,057
Total Assets	$47,199,194	$52,914,543

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,664,685	$5,738,873
Accrued expenses	3,436,815	2,874,018
Deferred revenue	1,014,152	719,771
Operating lease liabilities - current	708,441	41,513
Other liabilities	107,198	110,574
Total Current Liabilities	6,931,291	9,484,749

Operating lease liabilities - noncurrent	5,225,555	3,441,642
Warrants liability	993,646	9,543,000
Derivative liability - non-controlling redeemable preferred shares	531,257	511,948
Other long-term liabilities	13,013	18,860
Total Liabilities	13,694,762	23,000,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,396,672 and $3,200,760 at September 30, 2022 and December 31, 2021, respectively	3,386,297	2,901,899
Class D Incentive units, zero par value, 1,000,000 units authorized, 250,000 units issued and outstanding at September 30, 2022	293,165	—
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,897,935 and 18,861,130 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,292	1,888
Additional paid-in capital	142,781,162	122,336,607
Accumulated other comprehensive income	12,149	113,446
Accumulated deficit	(109,328,827)	(92,937,863)
Nuvve Stockholders’ Equity	33,466,776	29,514,078
Non-controlling interests	(3,641,806)	(2,501,633)
Total Stockholders’ Equity	29,824,970	27,012,445
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$47,199,194	$52,914,543
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Products and services	$487,818	$682,900	$3,809,631	$1,761,319
Grants	65,869	480,104	416,816	1,182,047
Total revenue	553,687	1,163,004	4,226,447	2,943,366
Operating expenses
Cost of product and service revenue	276,485	387,582	3,453,393	877,468
Selling, general, and administrative	7,163,673	6,599,490	22,925,745	16,352,021
Research and development	1,715,821	1,622,608	6,021,535	4,574,803
Total operating expenses	9,155,979	8,609,680	32,400,673	21,804,292

Operating loss	(8,602,292)	(7,446,676)	(28,174,226)	(18,860,926)
Other income (expense)
Interest income (expense)	39,150	3,220	47,553	(592,345)
Financing costs	—	(2,936,794)	—	(46,754,794)
Change in fair value of warrants liability	1,852,700	3,715,000	11,213,700	639,600
Change in fair value of derivative liability	(40,245)	(12,179)	(19,309)	(12,179)
Other, net	89,222	(69,647)	81,455	321,914
Total other income (expense), net	1,940,827	699,600	11,323,399	(46,397,804)
Loss before taxes	(6,661,465)	(6,747,076)	(16,850,827)	(65,258,730)
Income tax expense	—	—	—	1,000
Net loss	$(6,661,465)	$(6,747,076)	$(16,850,827)	$(65,259,730)
Less: Net loss attributable to non-controlling interests	(168,985)	(2,059,867)	(459,863)	(2,059,867)
Net loss attributable to Nuvve Holding Corp.	$(6,492,480)	$(4,687,209)	$(16,390,964)	$(63,199,863)
Less: Preferred dividends on redeemable non-controlling interests	66,601	39,096	195,912	39,096
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	100,039	484,398	100,039
Net loss attributable to Nuvve common stockholders	$(6,720,547)	$(4,826,344)	$(17,071,274)	$(63,338,998)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.31)	$(0.26)	$(0.85)	$(3.98)

Weighted-average shares used in computing net loss per share attributable to Nuvve common stockholders, basic and diluted	21,952,882	18,627,978	19,972,016	15,931,466

(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Net loss	$(6,661,465)	$(6,747,076)	$(16,850,827)	$(65,259,730)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(61,299)	51,179	(101,297)	147,782
Total Comprehensive loss	$(6,722,764)	$(6,695,897)	$(16,952,124)	$(65,111,948)
Less: Comprehensive loss attributable to non-controlling interests	(168,985)	(2,059,867)	(459,863)	(2,059,867)
Comprehensive loss attributable to Nuvve Holding Corp.	$(6,553,779)	$(4,636,030)	$(16,492,261)	$(63,052,081)
Less: Preferred dividends on redeemable non-controlling interests	(66,601)	(39,096)	(195,912)	(39,096)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(100,039)	(484,398)	(100,039)
Comprehensive loss attributable to Nuvve common stockholders	$(6,325,712)	$(4,496,895)	$(15,811,951)	$(62,912,946)

(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	27,012,445
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(4,630,328)	(100,933)	(4,731,261)
Balances March 31, 2022	18,891,500	1,891	123,792,248	99,762	(97,568,191)	(2,828,047)	23,497,663
Exercise of stock options and vesting of restricted stock options	360,018	50	173,575	—	—	—	173,625
Stock-based compensation	—	—	1,640,055	—	—	—	1,640,055
Proceeds from forward option put exercise	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	323,746	32	1,859,653	—	—	—	1,859,685
Currency translation adjustment	—	—	—	(26,314)	—	—	(26,314)
Preferred dividends - non-controlling interest	—	—	—	—	—	(65,296)	(65,296)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(5,268,156)	(189,945)	(5,458,101)
Balances June 30, 2022	19,709,763	1,986	129,459,590	73,448	(102,836,347)	(3,244,754)	23,453,923
Exercise of stock options and vesting of restricted stock options	(10,964)	(14)	35,717	—	—	—	35,703
Stock-based compensation	—	—	976,835	—	—	—	976,835
Proceeds from common stock offering, net of offering costs	469,136	47	1,903,764	—	—	—	1,903,811
Currency translation adjustment	—	—	—	(61,299)	—	—	(61,299)
Preferred dividends - non-controlling interest	—	—	—	—	—	(66,601)	(66,601)
Issuance of Common Shares related to Warrants	580,000	58	—	—	—	—	58
Proceeds from Direct Offering (As Restated) (1)	2,150,000	215	10,405,256	—	—	—	10,405,471
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss (As Restated) (1)	—	—	—	—	(6,492,480)	(168,985)	(6,661,465)
Balances 9/30/2022 (As Restated) (1)	22,897,935	$2,292	$142,781,162	$12,149	$(109,328,827)	$(3,641,806)	$29,824,970
(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances Pre-IPO - 12/30/2020, as previously reported	16,789,088	$1,679	26,162,122	$2,616	$19,650,659	$(77,841)	$(20,457,823)	$—	$(880,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances Post--IPO - 12/30/2020, as previously reported	—	—	9,122,996	912	19,654,042	(77,841)	(20,457,823)	—	(880,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,750,557	—	—	—	51,751,363
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Stock-based compensation	—	—	—	—	262,105	—	—	—	262,105
Currency translation adjustment	—	—	—	—	—	116,749	—	—	116,749
Net loss	—	—	—	—	—	—	(5,361,720)	—	(5,361,720)
Balances March 31, 2021	—	—	18,761,124	1,876	83,173,369	38,908	(25,819,543)	—	57,394,610
Additional merger recapitalization costs	—	—	—	—	(265,736)	—	—	—	(265,736)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of common shares	—	—	—	—	—	—	—		—
Issuance of warrants to Stonepeak and Evolve (As Restated) (1)	—	—	—	—	22,256,628	—	—	—	22,256,628
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Stock-based compensation	—	—	—	—	1,090,603	—	—	—	1,090,603
Currency translation adjustment	—	—	—	—	—	(20,146)	—	—	(20,146)
Net loss (As Restated) (1)	—	—	—	—	—	—	(53,150,934)	—	(53,150,934)
Balances June 30, 2021	—	$—	18,626,624	$1,863	$118,838,877	$18,762	$(78,970,477)	—	$39,889,025
Exercise of stock options	—	—	7,913	2	18,323	—	—	—	18,325
Stock-based compensation	—	—	—	—	1,337,373	—	—	—	1,337,373
Currency translation adjustment	—	—	—	—	—	51,179	—	—	51,179
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(39,096)	(39,096)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(100,039)	(100,039)
Net loss (As Restated) (1)	—	—	—	—	—	—	(4,687,209)	(2,059,867)	(6,747,076)
Balances 9/30/2021 (As Restated) (1)	—	$—	18,634,537	$1,865	$120,194,573	$69,941	$(83,657,686)	$(2,199,002)	$34,409,691
(1) See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities	(As Restated ) (1)	(As Restated ) (1)
Net loss	$(16,850,827)	$(65,259,730)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	211,220	122,352
Stock-based compensation	4,487,003	2,690,081
Financing costs	—	46,754,794
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(11,213,700)	(639,600)
Change in fair value of derivative liability	19,309	—
Loss on disposal of asset	—	1,349
Gain on extinguishment of PPP Loan	—	(492,100)
Noncash lease expense	336,903	2,141
Change in operating assets and liabilities
Accounts receivable	818,758	(99,963)
Inventory	(649,809)	(5,126,698)
Prepaid expenses and other assets	(2,040,485)	(4,062,202)
Accounts payable	(4,070,611)	(240,200)
Accrued expenses	443,491	2,260,833
Deferred revenue	324,660	66,493
Net cash used in operating activities	(28,184,088)	(23,478,507)
Investing activities
Proceeds from sale of property and equipment	—	7,784
Purchase of property and equipment	(349,182)	—
Investments	(1,000,000)	—
Net cash (used) provided in investing activities	(1,349,182)	7,784
Financing activities
Proceeds from Newborn Escrow Account	—	58,184,461
Redemption of Newborn shares	—	(18,629)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,970,657)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Purchase of stock from investor	—	(2,000,000)
Payment of financing costs	—	(1,000,000)
Proceeds from forward option put exercise	1,994,073	—
Proceeds from exercise of pre-funded warrants related to Direct Offering	58	—
Proceeds from Direct Offering of common stock, net of offering costs	13,069,815	—
Proceeds from common stock offering, net of offering costs	3,763,494	—
Payment of finance lease obligations	(7,396)	(4,613)
Proceeds from exercise of stock options	209,280	18,325
Issuance of Preferred Stock	—	3,138,000
Net cash provided in financing activities	19,029,324	62,159,593
Effect of exchange rate on cash	(121,218)	150,547
Net (decrease) increase in cash and restricted cash	(10,625,164)	38,839,417
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of period	$22,115,356	$41,115,312

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (Amendment #2) for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $109.3 million as of September 30, 2022. Nuvve incurred operating losses of approximately $28.2 million as of the nine months ended September 30, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. Nuvve cash used in operations were $28.2 million as of the nine months ended September 30, 2022, and $29.2 million and $3.1 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $21.6 million, $31.0 million and $29.8 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the company’s consolidated financial statements as of September 30, 2022 and 2021, errors were identified relating to the following:

(1) Warrants issued to an institutional/accredited investor in July 2022, as described in Note 11, which were previously recorded in equity, have been reclassified to liabilities on the Condensed Consolidated Balance Sheets, because the warrants were deemed not to be indexed to the Company's equity. The unvested warrant liability is adjusted to its estimated fair value at each reporting date.

(2) Unvested warrants issued to Stonepeak and Evolve in May 2021, as described in Note 11, should be accounted for as a single unit of account as opposed to multiple units of account. As a result, these unvested warrants, which were previously recorded in equity, have been reclassified to liabilities on the consolidated balance sheet. As a single unit of account, the unvested warrants’ settlement value is impacted by the amount of capital expenditures associated with Levo’s customer contracts, which caused the unvested warrants to not be indexed to the Company's equity. The unvested warrant liability is adjusted to its estimated fair value at each reporting date.

(3) As part of the fair value of warrants and stock option (“Instruments”) granted to Stonepeak and Evolve in May 2021, in conjunction with the formation of Levo, the Company inaccurately capitalized the costs incurred to deferred financing costs, and should have expensed such costs. The Company determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. As a result, the estimated fair value of the Instruments that were previously recorded as a capitalized asset are corrected to recognize an expense upon issuance of the Instruments during the second quarter of 2021. The expense is non-cash and does not impact the existing conditional capital commitment the Company has from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital commitment.

The associated income tax expense or benefit and related deferred tax assets or liabilities have been reflected, including the impact of valuation allowance.

The following tables summarize the effect of the aforementioned adjustments on the Company's Condensed Consolidated Balance Sheet as of September 30, 2022, and the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

Condensed Consolidated Balance Sheet	September 30, 2022		September 30, 2022
Assets	As Previously Reported	Adjustment	As Restated

Warrants liability	$12,000	$981,646	$993,646
Total Liabilities	$12,713,116	$981,646	$13,694,762
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,396,672 and $3,200,760 at September 30, 2022 and December 31, 2021, respectively	$3,369,827	$16,470	$3,386,297
Additional paid-in capital	$150,247,403	$(7,466,241)	$142,781,162
Accumulated deficit	$(115,805,023)	$6,476,196	$(109,328,827)
Nuvve Stockholders’ Equity (Deficit)	$34,456,821	$(990,045)	$33,466,776
Non-controlling interests	$(3,633,735)	$(8,071)	$(3,641,806)
Total Stockholders’ Equity (Deficit)	$30,823,086	$(998,116)	$29,824,970

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Three Months Ended September 30,	Three Months Ended September 30,		Three Months Ended September 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$—	$—	$—	$—	$(2,936,794)	$(2,936,794)
Change in fair value of warrants liability	$170,000	$1,682,700	$1,852,700	$557,000	$3,158,000	$3,715,000
Total other (expense) income, net	$258,127	$1,682,700	$1,940,827	$478,394	$221,206	$699,600
Loss before taxes	$(8,344,165)	$1,682,700	$(6,661,465)	$(6,968,282)	$221,206	$(6,747,076)
Net loss	$(8,344,165)	$1,682,700	$(6,661,465)	$(6,968,282)	$221,206	$(6,747,076)
Less: Net loss attributable to non-controlling interests	$(168,985)	$—	$(168,985)	$(130,837)	$(1,929,030)	$(2,059,867)
Net loss attributable to Nuvve Holding Corp.	$(8,175,180)	$1,682,700	$(6,492,480)	$(6,837,445)	$2,150,236	$(4,687,209)
Net loss attributable to Nuvve common stockholders	$(8,403,247)	$1,682,700	$(6,720,547)	$(6,976,580)	$2,150,236	$(4,826,344)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.38)	$0.07	$(0.31)	$(0.37)	$0.11	$(0.26)

	Nine Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing costs	$(43,562,847)	$43,562,847	$—	$—	$(46,754,794)	$(46,754,794)
Change in fair value of warrants liability	$854,000	$10,359,700	$11,213,700	$627,228	$12,372	$639,600
Total other (expense) income, net	$(42,599,148)	$53,922,547	$11,323,399	$344,618	$(46,742,422)	$(46,397,804)
Loss before taxes	$(70,773,374)	$53,922,547	$(16,850,827)	$(18,516,308)	$(46,742,422)	$(65,258,730)
Net loss	$(70,773,374)	$53,922,547	$(16,850,827)	$(18,517,308)	$(46,742,422)	$(65,259,730)
Less: Net loss attributable to non-controlling interests	$(2,380,821)	$1,920,958	$(459,863)	$(130,837)	$(1,929,030)	$(2,059,867)
Net loss attributable to Nuvve Holding Corp.	$(68,392,553)	$52,001,589	$(16,390,964)	$(18,386,471)	$(44,813,392)	$(63,199,863)
Net loss attributable to Nuvve common stockholders	$(69,072,863)	$52,001,589	$(17,071,274)	$(18,525,606)	$(44,813,392)	$(63,338,998)

Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(3.46)	$2.61	$(0.85)	$(1.16)	$(2.82)	$(3.98)

	Three Months Ended September 30,		Three Months Ended September 30,	Three Months Ended September 30,		Three Months Ended September 30,
	2022		2022	2021		2021
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(8,344,165)	1,682,700	$(6,661,465)	$(6,968,282)	221,206	$(6,747,076)
Less: Comprehensive loss attributable to non-controlling interests	(168,985)	—	$(168,985)	(130,837)	(1,929,030)	$(2,059,867)
Comprehensive loss attributable to Nuvve common stockholders	$(8,008,412)	1,682,700	$(6,325,712)	$(6,647,131)	2,150,236	$(4,496,895)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022		2022	2021		2021
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(70,773,374)	$53,922,547	$(16,850,827)	$(18,517,308)	$(46,742,422)	$(65,259,730)
Less: Comprehensive loss attributable to non-controlling interests	$(2,380,821)	$1,920,958	$(459,863)	$(130,837)	$(1,929,030)	$(2,059,867)
Comprehensive loss attributable to Nuvve common stockholders	$(67,813,540)	$52,001,589	$(15,811,951)	$(18,099,554)	$(44,813,392)	$(62,912,946)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	As Previously Reported	Adjustment	As Restated

Issuance of warranties to Stonepeak and Evolve	$(179,151)	$179,151	$—
Net Loss	$(6,968,282)	$221,206	$(6,747,076)
Balance September 30, 2021	$88,950,334	$(54,540,643)	$34,409,691

Proceeds from Direct Offering	$13,069,600	$(2,664,344)	$10,405,256
Net Loss	$(8,344,165)	$1,682,700	$(6,661,465)
Balance September 30, 2022	$30,823,086	$(998,116)	$29,824,970

	Nine Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022		2022	2021		2021
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	(70,773,374)	53,922,547	(16,850,827)	(18,517,308)	(46,742,422)	(65,259,730)
Adjustments to reconcile to net loss to net cash used in operating activities
Financing costs	43,562,847	(43,562,847)	—	—	46,754,794	46,754,794
Change in fair value of warrants liability	(854,000)	(10,359,700)	(11,213,700)	(627,228)	(12,372)	(639,600)

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2022 and September 30, 2021 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2022	Total Gains (Losses) For The Three Months Ended September 30, 2022	Total Gains (Losses) For The Nine Months Ended September 30, 2022
Recurring fair value measurements
Warrants liability	$—	$—	$12,000	$12,000	$170,000	$854,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—	$8,677,000
Institutional/Accredited Investor warrants	$—	$—	$981,646	$981,646	$1,682,700	$1,682,700
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$531,257	$531,257	$(40,245)	$(19,309)
Total recurring fair value measurements	$—	$—	$1,524,903	$1,524,903	$1,812,455	$11,194,391

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2021	Total Gains (Losses) For The Three Months Ended September 30, 2021	Total Gains (Losses) For The Nine Months Ended September 30, 2021
Recurring fair value measurements
Private warrants	$—	$—	$626,000	$626,000	$557,000	$627,228
Stonepeak and Evolve unvested warrants	$—	$—	$7,965,000	$7,965,000	$3,158,000	$12,372
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$509,785	$509,785	$(12,179)	$(12,179)
Total recurring fair value measurements	$—	$—	$9,100,785	$9,100,785	$3,702,821	$627,421
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022:

	Warrants Liability	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2021	$866,000	$8,677,000	$—	$511,948
Total (gains) losses for period included in earnings	(433,000)	(4,343,000)	—	(53,472)
Balance at March 31, 2022	433,000	4,334,000	—	458,476
Total (gains) losses for period included in earnings	(251,000)	(4,334,000)	—	32,536
Balance at June 30, 2022	182,000	—	—	491,012
Initial fair value	—	—	2,664,346	—
Total (gains) losses for period included in earnings	(170,000)	—	(1,682,700)	40,245
Balance at September 30, 2022	$12,000	$—	$981,646	$531,257

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

The fair value of the level 3 Institutional/Accredited Investor warrants was estimated at September 30, 2022 using the Black-Scholes model which used the following inputs: term of 5.30 years, risk free rate of 4.05%, no dividends, volatility of 60.0%, and strike price of $1.40.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at September 30, 2022:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$—	$—	$—	$—
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	8.60	8.60	8.60	8.60
Risk free rate	3.9%	3.9%	3.9%	3.9%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	55.0%	55.0%	55.0%	55.0%
Capital expenditure forecast (in millions)	$—	$—	$—	$—
Probability of warrants vesting (a)	—%	—%	—%	—%
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

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at September 30, 2021:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$2.7	$2.3	$1.7	$1.3
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	9.60	9.60	9.60	9.60
Risk free rate	1.5%	1.5%	1.5%	1.5%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	54.0%	54.0%	54.0%	54.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting	98.9%	92.8%	84.3%	76.1%

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

The offering price for the Shares, and accompanying Warrants, was $3.50 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each Warrant is exercisable for one share of Common Stock. The Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The fair values of the Pre-Funded Warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the Pre-Funded Warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.

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
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were: series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the vested warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the vested warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the consolidated balance sheets at fair value, with changes in fair value recorded in the consolidated statements of operations as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to Nuvve common stockholders	$(6,720,547)	$(4,826,344)	$(17,071,274)	$(63,338,998)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	21,952,882	18,627,978	19,972,016	15,931,466
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.31)	$(0.26)	$(0.85)	$(3.98)
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

The redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the nine months ended September 30, 2022, Levo accreted $484,398 resulting in the carrying value of the redeemable preferred stock of $3,386,297.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at September 30, 2022:

September 30, 2022

Balance at December 31, 2021	$(2,501,633)
Net loss attributable to non-controlling interests as of September 30, 2022	$(459,863)
Less: dividends paid to non-controlling interests as of September 30, 2022	195,912
Less: Preferred share accretion adjustment as of September 30, 2022	484,398
Non-controlling interests	$(3,641,806)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Net loss attributable to non-controlling interests	$(168,985)	$(459,863)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

Nine Months Ended September 30, 2022

Beginning balance - December 31, 2021	$2,901,899
Preferred share Accretion adjustment as of September 30, 2022	484,398
Ending balance - September 30, 2022	$3,386,297

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
As discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A), we have restated our previously issued condensed consolidated financial statements for the quarters ended September 30, 2022 and 2021. Accordingly, the following discussion and analysis of our financial condition and results of operations have been restated.

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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$487,818	$682,900	$(195,082)	(29)%	$3,809,631	$1,761,319	$2,048,312	116%
Grants	65,869	480,104	(414,235)	(86)%	416,816	1,182,047	(765,231)	(65)%
Total revenue	553,687	1,163,004	(609,317)	(52)%	4,226,447	2,943,366	1,283,081	44%
Operating expenses
Cost of product and service revenue	276,485	387,582	(111,097)	(29)%	3,453,393	877,468	2,575,925	294%
Selling, general and administrative expenses	7,163,673	6,599,490	564,183	9%	22,925,745	16,352,021	6,573,724	40%
Research and development expense	1,715,821	1,622,608	93,213	6%	6,021,535	4,574,803	1,446,732	32%
Total operating expenses	9,155,979	8,609,680	546,299	6%	32,400,673	21,804,292	10,596,381	49%
Operating loss	(8,602,292)	(7,446,676)	(1,155,616)	16%	(28,174,226)	(18,860,926)	(9,313,300)	49%
Other income (expense)
Interest income (expense)	39,150	3,220	35,930	1,116%	47,553	(592,345)	639,898	(108)%
Financing costs	—	(2,936,794)	2,936,794	—%	—	(46,754,794)	46,754,794	100%
Change in fair value of private warrants liability	1,852,700	3,715,000	(1,862,300)	(50)%	11,213,700	639,600	10,574,100	1,653%
Change in fair value of derivative liability	(40,245)	(12,179)	(28,066)	230%	(19,309)	(12,179)	(7,130)	59%
Other, net	89,222	(69,647)	158,869	(228)%	81,455	321,914	(240,459)	(75)%
Total other income (expense), net	1,940,827	699,600	1,241,227	177%	11,323,399	(46,397,804)	57,721,203	NM
Loss before taxes	(6,661,465)	(6,747,076)	85,611	(1)%	(16,850,827)	(65,258,730)	48,407,903	(74)%
Income tax expense	—	—	—	—%	—	1,000	(1,000)	(100)%
Net loss	$(6,661,465)	$(6,747,076)	$85,611	(1)%	$(16,850,827)	$(65,259,730)	$48,408,903	(74)%
Less: Net loss attributable to non-controlling interests	(168,985)	(2,059,867)	1,890,882	(92)%	(459,863)	(2,059,867)	1,600,004	NM
Net loss attributable to Nuvve Holding Corp.	$(6,492,480)	$(4,687,209)	$(1,805,271)	39%	$(16,390,964)	$(63,199,863)	$46,808,899	(74)%
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

Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $1.2 million from $0.70 million of other income for the three months ended September 30, 2021, to $1.9 million in other income for the three months ended September 30, 2022. The decrease during the three months ended September 30, 2022 was primarily attributable to the change in fair value of the warrants liability and derivative liability.
Other income (expense) increased by $57.7 million of income, from $46.4 million of other expense for the nine months ended September 30, 2021, to $11.3 million in other income for the nine months ended September 30, 2022.
The increases in income during the nine months ended September 30, 2022 were primarily attributable to the change in fair values of the warrants liability and derivative liability, and because financing costs recorded in in 2021 did not recur in 2022. The financing costs were associated with the fair value of warrants and stock option ("Instruments") granted to Stonepeak and Evolve in May 2021 in conjunction with the formation of Levo. We recorded the estimated fair value of the Instruments issued as an expense during the second quarter of 2021 because we determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. The expense is non-cash and does not impact the existing conditional capital contribution commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital contribution commitment. Note 19 of our 2021 Form 10-K/A further describes the terms of the conditional capital commitment with Stonepeak and Evolve.
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
Net loss decreased by $0.1 million, or 1.3%, from $6.7 million for the three months ended September 30, 2021, to $6.7 million for the three months ended September 30, 2022. The decrease in net loss was primarily due to a decrease in revenue of $0.6 million, an increase in operating expenses of $0.5 million partially offset by increase in other income of $1.2 million for the aforementioned reasons.
Net loss decreased by $48.4 million, or 74.2%, from $65.3 million for the nine months ended September 30, 2021, to $16.9 million for the nine months ended September 30, 2022. The decrease in net loss was primarily due to increase in operating expenses of $10.6 million partially offset by increase in other income of $57.7 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022.
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

Liquidity and Capital Resources
Sources of Liquidity
Nuvve is still an early-stage business enterprise. Nuvve has not yet demonstrated a sustained ability to generate sufficient revenue from sales of its technology and services or conduct sales and marketing activities necessary for the successful commercialization of its GIVe platform. Nuvve has not yet achieved profitability and has experienced substantial net losses, and it expects to continue to incur substantial losses for the foreseeable future. Nuvve incurred operating losses of approximately $28.2 million as of the nine months ended September 30, 2022, and $27.2 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. Nuvve cash used in operations were $28.2 million as of the nine months ended September 30, 2022, and $29.2 million and $3.1 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, Nuvve had a cash balance, working capital, and stockholders’ equity of $21.6 million, $31.0 million and $29.8 million, respectively.
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
Net cash used in operating activities during the nine months ended September 30, 2022 was $28.2 million as compared to net cash used of $23.5 million in the nine months ended September 30, 2021. The $4.7 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the nine months ended September 30, 2022 as compared to the same prior period. Working capital during the nine months ended September 30, 2022 was impacted by, among other items, higher net loss of $16.9 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of September 30, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2022 and 2021, and this Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2022 and 2021.
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

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	10-Q	3.2	8/12/2022
4.1	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.2	Form Warrants	8-K	4.2	7/28/2022
10.1#	Amended and Restated Amendment NO. 1 to Employment Agreement with Gregory Poilasne	10-Q	10.1	11/14/2022
10.2#	Amended and Restated Amendment NO. 1 to Employment Agreement with Ted Smith	10-Q	10.2	11/14/2022
10.3#	Amended and Restated Amendment NO. 1 to Employment Agreement with David Robson	10-Q	10.3	11/14/2022
10.4^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated July 27, 2022	8-K	10.1	7/28/2022
10.5	Placement Agency Agreement between the Company and Craig-Hallum Capital Group LLC	8-K	10.2	7/28/2022
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
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
March 31, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer