Form 10-K
period 2022-12-31
Nuvve Holding Corp.
filed 2023-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $4.68 on the Nasdaq Stock Market, was approximately $53,321,416.
As of March 21, 2023, 25,024,298 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s year ended December 31, 2022.

NUVVE HOLDING CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
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

Factors that could cause actual results to differ materially from those in forward-looking statements include, (i) risks related to the rollout of Nuvve's business and the timing of expected business milestones; (ii) Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; (iii) Nuvve's ability to maintain effective internal controls over financial reporting, including the remediation of identified material weaknesses in internal control over financial reporting relating to segregation of duties with respect to, and access controls to, its financial record keeping system, and Nuvve's accounting staffing levels; (iv) Nuvve's current dependence on sales of charging stations for most of its revenues; (v) overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; (vi) potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; (vii) the effects of competition on Nuvve's future business; (viii) risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; (ix) the risks and uncertainties, many of which are outside our control, from conducting a portion of our operations through joint ventures or other strategic partnerships; (x) that our joint venture with Levo Mobility LLC may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds; (xi) changes in applicable laws or regulations; (xii) risks related to disruption of management time from ongoing business operations due to our joint ventures; (xiii) risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; (xiv) the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; and (xv) risks related to the benefits expected from the $1.2 trillion dollar infrastructure bill passed by the U.S. House of Representatives (H.R. 3684), as well as other risks described in this Annual Report on Form 10-K and other factors described from time to time in our filings with the SEC.

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
Nuvve Holding Corp., a Delaware corporation, has developed a proprietary vehicle-to-grid (V2G) technology, including its Grid Integrated Vehicle (“GIVe™”) cloud-based software platform, that enables it to link multiple electric vehicle (“EV”) batteries into a virtual power plant to provide bi-directional energy to the electrical grid in a qualified and secure manner.

Combining our innovative V2G technology and an ecosystem of electrification partners, we dynamically manage power among electric vehicle (EV) batteries and the grid to deliver new value to EV owners, accelerate the adoption of EVs, and support the world’s transition to clean energy. With products designed to transform EVs into mobile energy storage assets and networking battery capacity to support shifting energy needs, we are working toward making the grid more resilient, enhancing sustainable transportation, and supporting energy equity in an electrified world. Since our founding in 2010, we have successfully deployed V2G projects on five continents and we offer electrification solutions for fleets of all types.

El Cajon, CA
Bornholm, Denmark
Oxford, UK
Durango, CO
Bornholm, Denmark
NUVVE.COM
Pekin, IL

12
Concord, CA
Copenhagen, Denmark
Azores, Portugal
San Diego, CA
Frederiksberg, Denmark
White Plains, NY

V2G AROUND THE WORLD

©2022 Nuvve Holding Corp. All rights reserved. Confidential and proprietary.

9

Overview of Our Technology

Our platform dynamically manages power to and from EVs and the grid at scale. Our intelligent vehicle-to-grid technology allows EV owners to efficiently meet the energy demands of individual vehicles and entire fleets. With our V2G technology, the grid becomes more resilient through the benefits of greater networked battery capacity.

Our Grid Integrated Vehicle (“GIVe”) software platform enables us to aggregate multiple EV batteries into a virtual power plant (“VPP”) to provide bidirectional services to the electrical grid in a qualified and secure manner. VPPs can generate revenue by selling excess power to utility companies, utilizing the stored power to perform grid services, or reduce building energy peak consumption. With our technology, we are capable of providing many levels of vehicle-grid integration (“VGI”) and V2G services such as time of use optimization (“TOU”), demand response, demand charge management and wholesale energy market participation, thereby providing revenues from grid services as well as utility bill savings behind the meter.
Our longest running commercial operation is in Denmark, where we have provided V2G services for more than five years with daily bidding on energy markets. Specifically, this operation aggregates a coalition of EV batteries to provide a primary frequency containment reserve (“FCR”) service to the local transmission system operator. The frequency of the current transmitted on an electrical grid is affected by the demand placed on the grid. By acting as a reserve to store or release energy into the grid in order to offset variations in demand, the FCR service provided by our GIVe platform assists the local system operator in the critical task of frequency regulation.

Over the five-plus years of this deployment, we have accumulated many hours of valuable learning on fleet operation and energy market behavior. This Denmark-based fleet is driven primarily during the day and is parked at night and on weekends, allowing it on average about 17 hours of available market participation per day. While FCR values in Denmark fluctuate year over year, we have been able to generate approximately US$3,000 per car per year in market revenue on average.

Average Revenue Per EV

- Average of $3,000 in revenue earned per EV per year
- Variation affected by daily energy market prices and vehicles being aggregated

Year	Revenues per bid EV
2018	$3,113 USD
2019	$2,316 USD
2020	$1,263 USD
2021	$3,489 USD
2022	$5,455 USD

Monthly electricity exchanges - Nuvve Denmark
Monthly electricity (MWh)
30
20
10
-
(10)
(20)
(30)
(40)
(50)
2016-09
2016-11
2017-01
2017-03
2017-05
2017-07
2017-09
2017-11
2018-01
2018-03
2018-05
2018-07
2018-09
2018-11
2019-01
2019-03
2019-05
2019-07
2019-09
2019-11
2020-01
2020-03
2020-05
2020-07
2020-09
2020-11
2021-01
2021-03
2021-05
2021-07
2021-09
2021-11
2022-01
2022-03
2022-05
2022-07
2022-09
2022-11
Year and Month
Charged electrcity
Discharged electricity

The V2G services revenue gives our customers a lower total cost of EVs ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. This Denmark deployment showcases our ability to adapt our V2G software to match requirements for market participation and interconnection to the grid — vehicles in this commercial V2G operation are each connected to 10kW bidirectional DC chargers that are controlled by our V2G GIVe platform. As each vehicle is plugged in, our software automatically takes control of each vehicle’s charging and discharging. We aggregate multiple EVs into a VPP. The total available capacity from a coalition of aggregated EVs is bid onto the frequency-controlled reserve market. It is the design of our V2G platform that enables us to aggregate EVs into a VPP to provide services to the grid bidirectionally. This design incorporates (1) aggregation capabilities for available vehicles, charging stations and stationary batteries; (2) the ability to receive signals from and thereby know the needs of the grid at generation, transmission, distribution and behind-the-meter regions; and (3) real-time optimization that matches available coalition capacity onto grid needs on a second-by-second basis, all while ensuring the desired EV battery charge level at drive time.

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

- Performance and financial results to stakeholders (utilities, fleet owners, drivers)

AI integration in development

Nuvve GIVe aggregator

Nuvve's platform simultaneously meets the needs of drivers, batteries, and the grid on a second-by-second basis

Electric vehicles are inherently unreliable grid resources because their primary transportation function can cause them to be plugged in or unplugged at any time with varying states of charge. Our platform transforms these unreliable resources into reliable, dispatchable and monetizable assets; this helps stabilize the grid, enables increased renewables penetration, reduces the total cost of EV ownership and encourages EV adoption. From the user perspective, the V2G operation is seamless as our V2G platform reduces the cost of ownership and ensures EVs are sufficiently charged to meet their primary transportation functions. Vehicle operators can use our fleet management app and set driving needs for any given day to fulfill their driving duties.

Market Opportunity and the Our Solution

The EV industry has grown rapidly since we were founded in 2010. According to the Bloomberg New Energy Finance (BNEF) Electric Vehicle Outlook 2022, an estimated 720 million EVs will be on the road by 2040. In addition, countries around the world are expected to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles, which account for approximately 45% of global CO2 emissions (source: ourworldindata.org).

As EV adoption grows, the associated charging infrastructure needed to support EVs has also seen a growth trend over the last few years. According to a September 2021 report from Schroders, the number of public charging points has grown from just over 600,000 at the end of 2018 to reach over 1.3 million by the end of 2020. The same report projects the annual run-rate of investment in charging points will be $80 billion over the next 20 years.

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
Charging point hardware
Grid reinforcement
Additional peaking power

Source: BNEF, ICCT, Schroders, June 2021. 602431

Simultaneously, higher penetration of renewable energy sources (such as solar and wind generation) inherently increases grid volatility. We believe that this combination of factors further drives the need for intelligent VGI and V2G capabilities to effectively regulate grid voltage and frequency on a real time basis and address other common challenges such as massive morning and afternoon grid ramping.

With V2G services capturing available grid value streams such as frequency regulation, adaptive power, smart charging, smart charging/discharging, and peak-shaving services as part of the solution, the EV fleet owner/operator can symbiotically assist in improving and assuring grid stabilization while earning revenues. These revenues can be shared with the ratepayer to save in transportation energy costs and thereby effectively lower the cost of EV ownership. V2G services can also help mitigate intermittency issues associated with renewables by (1) continuously injecting or absorbing energy to and from the grid every few seconds to help to regulate frequency; and (2) orderly and intelligently dispatching energy over a larger time period to mitigate the enormous needs for capacity ramping. Perhaps most importantly, EVs represent one of the most appropriate solutions to act as dispatchable distributed energy resources during renewable-rich mid-day periods by absorbing excess energy which might otherwise be curtailed or create transmission network congestion problems.

We understand that the widespread adoption of electric mobility and renewable generation resources like solar and wind will require that EVs be utilized as bidirectional distributed energy resources to help stabilize the grid and be compensated for providing valuable grid services. Further, we believe that commercial fleet EVs represent the best initial addressable market for V2G because for commercial fleets, the shift from internal combustion vehicles to EV can bring numerous advantages:

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

Additionally, we believe that commercial fleet EVs are the best initial target market for V2G because the additional revenue potential would offset the higher up-front cost of EVs and further lower the total cost of ownership compared to traditional gasoline and diesel internal combustion engine vehicles.

We also believe that significant value can be derived from aggregating EVs into a VPP to provide grid services that can be monetized in the energy and power capacity markets. Our GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., coalitions of aggregated EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services offered by conventional generation sources (i.e., coal and natural gas plants). Our current addressable energy and capacity markets for targeted grid services (frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage) are estimated to be of considerable value — each ranging from $3 billion to $250 billion per year.

MARKET OPPORTUNITY: PASSENGER VEHICLES

Global Electric Vehicles[1]

720M by 2040

Assuming 100% electrified by 2040 with 7kW V2G chargers

Global Electric Vehicle Power Capacity

~5,040 GW

100% V2G electrification of global EVs by 2040 would represent over 4 times the total U.S. power generation capacity today[2]

Assuming all electric buses are powered by Nuvve's proprietary V2G

V2G POWERED BY NUVVE

5,040 GW

Assumed Monthly Value of Energy Storage[3]	Storage Annual Revenue
$120 / kW-year	$605B
$240 / kW-year	$1,210B

(1) Source: BloombergNEF Long Term Electric Vehicle Outlook 2022; Estimated number of electric passenger vehicles. (2) Source: EIA; US power generation capacity as of the end of 2021. (3) Assumed value based on company estimates.

1

Since 2010, we have been optimizing our energy software as a service (SaaS) model into a product that is adaptable (evolving with energy markets worldwide), adjustable (micro-service based to enable quick iteration) and scalable (compatible with widely adopted standards for EVs and charging stations). The result is a flexible, recurring revenue model where fleet customers can share in the value generated from their vehicles by our GIVe software platform. Today, we continue to advance our software platform’s ability to conduct forecasting, bidding, dispatching and reporting functionalities — so that the needs of the driver, the grid and the EV battery are continually met.

Our Strategy
Our strategy incorporates a diversified set of segments, geographies and partners, including light duty fleets, heavy duty fleets, automotive original equipment manufacturers (“OEMs”), charge point operators, and strategic partnerships located in Europe, Asia (including Japan) and North America.
•Light duty fleet customers are typically organizations that operate vehicle fleets for delivery and logistics, as shared transit for sales, service and other functions requiring a motorpool and for ridesharing services. We believe these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership favors electrification. Our GIVe software platform can help them lower operating costs and achieve sustainability goals. We offer networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low or free energy costs. The light duty fleet segment is accessed via direct sales force and world-wide channel partners.
•Heavy duty fleet customers are typically organizations that operate vehicle fleets in the school bus, shuttle bus, delivery truck, refuse truck, and transit bus segments. We believe these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership favors electrification. Our GIVe software platform can help them lower operating costs and achieve sustainability goals. We offer networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low or free energy costs. The heavy duty fleet segment is accessed via direct sales force and world-wide channel partners.
•Automotive OEM customers are typically organizations that develop and manufacture electric vehicles targeted for sale to their customers. We believes automotive OEM customers recognize that our GIVe software platform can help their customers lower operating costs and achieve sustainability goals, thereby helping to increase electric vehicle sales. We integrate our technology into the automotive OEM’s EV platforms in order to make their vehicles compatible with the GIVe software platform. The automotive OEM segment is accessed via world-wide channel partners.
•Charge point operator customers are typically organizations that own, operate and provide EV charging equipment and networked EV charging services. We believe charge point operator customers recognize that our GIVe software platform can help their customers lower operating costs and achieve sustainability goals, thereby helping to increase the relative attractiveness of their charging network within this highly competitive segment. We integrate our technology into charge point operator platforms in order to make their charging station network compatible with the GIVe software platform. The charge point operator segment is accessed via world-wide channel partners.
•Strategic partnerships are typically joint ventures formed with strategic partners to help commercialize our technology and services within a given territory. We believe strategic partnerships are an important way to accelerate the adoption of our GIVe software platform world-wide. One such strategic partnership is Dreev, a business venture formed in 2019 between us (who provided our technology and know-how) and our strategic partner Électricité de France (“EDF”) (who provided capital and a subsidiary partner ecosystem) to address the territory within France, United Kingdom, Belgium, Italy and Germany. We agreed to assign to Dreev our rights to the V2G technology in these territories. We presently hold a 13% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. While we anticipate that we will maintain or increase our stake in the business venture, there can be no assurance that we will be able to do so.
We currently view the North American school bus segment to be one of our highest priorities world-wide. We anticipate the electrification of school buses to experience significant growth in the next two to five years, as there are over 600,000 school buses on the road today in the US and Canada. Approximately 95% of them are diesel with an average age of over 11 years. Leading school bus OEMs are thereby ramping up their electric bus production capacity in response to an increasing interest from school districts and fleet operators across the US and Canada. The electric school bus segment thereby represents a key growth opportunity for us to sell V2G capable charging stations and establish long-term recurring revenue streams from grid services.
Following announcements during 2020 with leading OEMs in the North American electric school bus segment, we formed Levo Mobility LLC ("Levo"), a Delaware limited liability company, with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership, and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership, to further develop our offerings to bring turnkey V2G solutions with finance packages to customers, including equipment financing, V2G services, infrastructure and maintenance operations. Levo is our consolidated subsidiary.

Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments. Levo utilizes our V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and support the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs, such as electric school buses, charging infrastructure powered by our V2G platform, EV and charging station maintenance, energy management, and technical advice.

Levo will initially focus on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

We also operate a small number of company-owned charging stations serving as demonstration projects funded by government grants. In previous years, a substantial portion of our revenues have been derived from these grant funded projects, and we expect growth in company-owned stations and the related government grant funding to continue. We anticipate that such projects will constitute a declining percentage of our business as our commercial operations expand.
We expect to generate revenue primarily from the provision of services to the grid via our GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, we also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, we may generate non-recurring engineering services revenue derived from the integration of our technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, we may share the recurring grid services revenue with the customer. Presently, grid services revenue comprises a small portion of our revenue, but we expect this portion to grow.
By employing a capital-light business model, we are able to strategically allocate our capital into research and development, marketing and sales and public policy. We continue to invest in expanding our GIVe software platform and V2G service capabilities and in the other areas described below, as well as in the service and maintenance of our company-owned stations and those stations with service and maintenance plans.

•The development and advancement of our GIVe software platform’s capabilities is critical to fulfilling our product vision for a platform that is adaptable, adjustable and scalable.
•We believe it is important to continue developing our global sales channels and grow our direct sales capabilities in order to support customer acquisition. This includes expanding our network of global partners who sell, install and maintain our solutions. We have and will continue to focus on category awareness and consistent branding.
•We continue to invest in our long-running efforts in policy and utility relationships. We advocate for policies that advance electric mobility and ensure a healthy industry with a focus on reduction in the barriers to bi-directional/V2G-capable infrastructure deployment, including interconnection processes and advocating for EVs and charging stations to be considered as distributed energy resources able to participate in wholesale energy markets.
Today, we believe we are the “first-mover” in the V2G space with clear competitive advantages, as described in “Competition” below.
We expect significant market opportunities for our V2G solutions as fleet EVs begin to arrive in more meaningful volume in coming years. We believe that our patent portfolio and significant experience in successfully deploying V2G technology and services presents a significant advantage.
Our growth strategies for scaling our V2G technology and services are as follows:
•Accelerate new services and product offerings. We intend to maintain our first-mover advantage via continued efficient investment in engineering and product development.
•Invest in marketing and sales. We intend to continue attracting new customers and pursue a “portfolio effect” model which enables both V2G and uni-directional (V1G) assets to be efficiently combined in order to boost overall value.
•Pursue strategic acquisitions. We will explore potential high-quality acquisition opportunities.

Government Regulation and Incentives
State, regional and local regulations for installation of EV charging stations and the provision of grid services vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications, as examples. Compliance with such regulations may cause installation delays.
Public Utility Commissions
To operate our systems, we or our customer obtains interconnection permission from the applicable local primary electric utility. Depending on local law requirements, permission is provided by the local utility directly to us and/or our customers. In some cases, permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over metering policies. However, in other cases, regulatory approvals from the local public utility commission or other regulatory body are required.
NEMA
The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data. All charging station products used or sold by us comply with the NEMA standards that are applicable to such products.
Waste Handling and Disposal
We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environmental and to seek to recover from the responsible classes of persons the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We may also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of products used or sold by us are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect our operating expenses.
Similar laws exist in other jurisdictions where we operate. Additionally, in the European Union (“EU”), we are subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive. The WEEE Directive provides for the creation of collection scheme where consumers return WEEE to merchants, such as us. If we fail to properly manage such WEEE, we may be subject to fines, sanctions, or other actions that may adversely affect our financial operations.
OSHA
We are subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. We comply with OSHA regulations.
CAFE Standards
The regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. Although we are not a car manufacturer and are thus not directly subject to the CAFE standards, we believe such standards may have a material effect on our business. The Energy Independence and Security Act of 2007 raised the fuel economy standards of America’s cars, light trucks, and sport utility vehicles to a combined average of at least 35 miles per gallon (“mpg”) in 2020 — a 10 mpg increase over 2007 levels — and required standards to be met at maximum feasible levels through 2030. Building on the success of the first phase of the National Program, the second phase of fuel economy and global warming pollution standards for light duty vehicles covers model years 2017 – 2025. These standards were finalized by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) in August 2012. These standards would have required a reduction in average carbon dioxide emissions of new passenger cars and light trucks to 163 grams per mile (g/mi) in model year 2025. Manufacturers may choose to comply with these standards by manufacturing more EVs which would mean that more charging stations of the type we use and sell will be needed.
However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule (the “SAFE Rule”), which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the United States government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreased, this may result in less demand for EVs and, in turn, less demand for our V2G technology and services.

Research and Development
We have invested a significant amount of time and expense into research and development of our GIVe software platform and V2G technology and services. Our ability to maintain our leadership position depends in part on our ongoing research and development activities. Our engineering team is responsible for the design, development, manufacturing and testing of our V2G technology and services. We focus our efforts on developing our V2G technology and services to expand the capabilities of our software platform and V2G services.
Our research and development is principally conducted at our headquarters in San Diego, California. As of December 31, 2022, we had 19 full-time employees and four contract workers engaged in its research and development activities.
Intellectual Property
We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. Our success depends in part upon our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights.
As of December 31, 2022, we had four United States patents issued, four United States pending non-provisional patent applications and one United States pending provisional patent applications. Additionally, we had nine issued foreign patents (in Europe, India, Japan, China and Korea) and three foreign patent applications currently pending in various foreign jurisdictions. In addition, as of December 31, 2022, there was one pending Patent Cooperation Treaty application. These patents relate to various bi-directional (V2G) and uni-directional (V1G) EV charging functionalities, aggregation and grid services.
We own these patents, including the four issued United States patents, which were acquired from the University of Delaware pursuant to an IP acquisition agreement, dated November 7, 2017. Under the agreement, we agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets. The IP acquisition agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to us. If the University of Delaware terminates the agreement upon a material breach by us of certain limited provisions of the IP assignment agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we will be required to assign the patents back to the university. The patents acquired from the University of Delaware, which cover the technology underlying our GIVe platform, as well as our implementation inside the charging stations and the EVs, are a key part of our patent portfolio and are critical to the operation of our business and our competitive position.
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
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent. The average remaining life of our patents was approximately 9.8 years as of December 31, 2022.
We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, because patent filings can be time-consuming and expensive, our ability to do so may be limited until such time as we are able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if we are unable to pay, may result in loss of our patent rights. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Sales
We currently have an in-house field sales force that maintain business relationships with customers and develops new sales opportunities through lead generation and marketing. We can also sell EV charging hardware and V2G software services through reseller partners, which then sell these products and services to their customers.
Marketing is performed by our in-house staff. To promote and sell our services to customers, we also utilize marketing and communication channels including press releases, email marketing, website (www.nuvve.com), and social media. The information on our websites is not, and will not be deemed, a part of this Annual Report on Form 10-K, or incorporated into any other filings we make with the SEC.
We anticipate continuing to expand revenues by selling EV charging equipment to current as well as new customers, which include school bus operators, school districts, universities, stadiums, infrastructure investors via special purpose vehicles, municipal locations, and other fleet operators. In addition to transportation hubs and workplace locations, we anticipate expanding sales channels to wholesale distributors, utilities, and automotive OEMs.
Our revenues have and will be primarily derived from the sale of V2G-capable charging stations and recurring revenues from grid services provided by the GIVe software platform, as more fully described in “Our Strategy” above. Historically, a significant portion of our revenue has been derived from government grant funded projects to demonstrate our V2G technology and services.
Customers
For the years ended December 31, 2022 and 2021, we had customers whose revenue individually represented 10% or more of our total revenue. For the years ended December 31, 2022 and 2021, one customer accounted for 32.1% and 12.4% of our total revenue, respectively.

During the years ended December 31, 2022 and 2021, our top five customers accounted for approximately 54.7% and 44.0%, respectively, of our total revenue.
Our customer concentration has historically varied based on the receipt of large orders, a trend that we expect to continue in the near term.
Manufacturing and Suppliers
We do not manufacture electric vehicle charging stations. We integrate our technology into V2G-capable charging stations made by dedicated manufacturing partners located throughout the world. However, our principal supplier of bidirectional DC Chargers is Rhombus Energy Solutions, and identifying a suitable alternative supplier could be an extensive process.
We have not experienced any direct disruptions in our supply chain as a result of the COVID-19 pandemic. However, certain of our charging station manufacturing partners experienced longer lead times in the acquisition of critical components, leading to delays in completing certain integration projects.
Competition
We provide a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid. While we believe our GIVe platform is the most advanced V2G platform on the market and that it is the only one qualified by multiple grid system operators around the world to provide grid services, we operate within the highly competitive EV charging equipment and service market. We primarily compete with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Shell-NewMotion, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, Fermata, and Greenlots. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Our V2G platform and the revenue it generates allows us to provide our customers with a lower total cost of EV ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. We believe our competitors have historically struggled with gaining the technology and know-how necessary to establish a functional V2G software platform capable of aggregating EVs into a VPP and providing services to the grid bidirectionally, although they could build this capability in the future. While Tesla does offer EV charging services, these do not include V2G and we do not believe Tesla vehicles are capable of bi-directional power flow. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations. Because our competitors’ platforms are less advanced in providing V2G services, we believe we face limited direct competition.
We believe that we have competitive advantages over our competitors, such as our intellectual property portfolio (we own key patents for V2G); qualification by transmission system operators (we are already qualified by multiple operators, making it easier for us to expand into other areas); experience (over a decade of experience of market participation and stakeholder interaction); and data ownership (we have accumulated vast amounts of data, which is the key for rapid and future developments). However, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than we do. We may be unable to compete effectively against our competitors, either because they have greater resources or name recognition than we do, because their products and services are superior or more cost efficient than ours, or because they make technical advances to which we are unable to respond.
Human Capital Resources
As of December 31, 2022, we had 56 regular full-time employees, 19 of whom were engaged in research and development activities, and seven contract workers, four of whom were engaged in research and development activities. None of our employees are represented by a labor union, and we believe we maintain good relations with our employees.

Compensation and Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Companies in the energy technology industry both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

Diversity, Equity and Inclusion

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values. Advancing diversity, equity and inclusion (DEI) is an essential part of our continual growth and evolution. DEI is an ongoing, deliberative practice of questioning and improvement. We are committed to building and sustaining a culture that integrates DEI principles into our hiring practices and operations. We foster an environment where people can be themselves, learn and grow. Through our culture committee, which is comprised of a diverse group of employees representing different genders and ethnicities, we are committed to cultivating an environment that is welcoming and supportive. We are partnered with the Department of Defense SkillBridge Program which provides retiring and transitioning Service Members the opportunity to participate in industry training programs while transitioning out of their military careers. We are working to increase our diversity by enhancing our recruitment and hiring strategies including internships, learning and development and outreach to individuals from underrepresented groups.

Health, Wellness and Safety

We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. We prioritize the safety and well-being of our employees as they face both mental and physical challenges. We offer an Employee Assistance Program (EAP) which is a confidential service designed to help employees with a variety of personal concerns including but not limited to emotional health, wellness and daily living, parenting, childcare, education, legal and financial situations. We have implemented several programs to ensure the safety of all of our employees including an Illness and Injury Prevention, Industrial Ergonomics, Fleet Management and Driver Safety, Electrical Safety, Heat Illness Prevention, Emergency Action and Crisis Incident Management.

Environmental, Social and Governance

All employees are responsible for upholding our core values, including to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics and Business Conduct, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We encourage employees to come to us with observations and complaints, ensuring we understand the severity and frequency of an event in order to escalate and assess accordingly. We strive to ensure accountability, objectivity, and compliance with our Code of Ethics. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action and report.

Applying Nasdaq’s listing standards for independence, five of our seven directors are independent.

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We are proud to develop solutions for a scalable and sustainable green society. V2G technology has demonstrated the potential for energy systems to balance energy demand for electric transportation and energy storage. Our technology increases grid resiliency and reduces the need for costly grid upgrades to integrate electric vehicles. V2G technology creates energy equity increasing capacity for grid benefits for everyone.

Corporate History
We are a Delaware corporation. Our principal executive offices are located at 2488 Historic Decatur Rd., Suite 200, San Diego, California, and our telephone number is (619) 456-5161.
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
Available Information

Our website address is http://www.nuvve.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. Our corporate governance documents, including our code of ethics, are also available on our website. To access these filings, go to the “Investor” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Information contained in our web site does not constitute a part of this report or our other filings with the SEC.

Item 1A.    Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements” and below under “Risk Factor Summary,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Unless the context otherwise requires, references in this section to “Nuvve,” “we”, “us” or “our” are to Nuvve Corporation and its subsidiaries for periods prior to the Business Combination and Nuvve Holding Corp. and its subsidiaries, including Nuvve Corporation, for periods after the Business Combination.
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
•risks associated with installation of charging stations
•our ability to increase sales of its products and services, especially to fleet operators,
•our participation in the energy markets;
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

Technology, Intellectual Property and Infrastructure

•our ability to protect our intellectual property rights;
•our ability to obtain patents;
•our use of third-party software
•our use of open source software
•the possibility we will become subject to infringement claims;
•our investment in research and development;
•the existence of undetected defects, errors or bugs in its hardware or software;
•interruptions, delays in service or inability to increase capacity at third-party data center facilities;
•the occurrence of cyber security breaches including computer malware, viruses, ransomware, hacking or phishing attacks or similar disruptions;

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
•privacy concerns and laws;
•accounting, legal and regulatory requirements for public companies
•anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”);
•laws relating to employment;
•existing and future environmental, health and safety laws and regulations;

Ownership of Our Securities

•our ability to maintain compliance with the Nasdaq Stock Market’s listing requirements;
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

Risks Related to Our Business
Conducting a portion of our operations through joint ventures and other subsidiaries and entities in which we may not have 100% ownership interest exposes us to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through joint ventures and other entities in which we may not have 100% ownership interest, such as Dreev and Levo, and we may enter into additional joint ventures and strategic alliances in the future. Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, joint ventures, strategic investments, and commercial and strategic partnerships. These structures and transactions may involve significant challenges and risks not otherwise present with respect to our wholly-owned subsidiaries and direct operations, including:

•our joint ventures and strategic alliances may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
•we may not control the joint ventures and strategic alliances and/or our ventures and strategic alliances partners may hold veto rights over certain actions;
•the level of oversight, control and access to management information we are able to exercise with respect to these operations may be lower compared to our wholly-owned businesses, which may increase uncertainty relating to the financial condition of these operations, including the credit risk profile;
•we may experience impasses or disputes with our joint ventures and strategic alliances partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;
•we may not have control over the timing or amount of distributions from the joint ventures and strategic alliances;
•our joint ventures and strategic alliances partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
•our joint ventures and strategic alliances partners may fail to fund capital contributions or fail to fulfil their obligations as ventures and strategic alliances partners;
•the arrangements governing our joint ventures and strategic alliances may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;
•we may suffer losses as a result of actions taken by our ventures and strategic alliances partners with respect to our joint ventures and strategic alliances;
•it may be difficult for us to exit joint ventures and strategic alliances if an impasse arises or if we desire to sell our interest for any reason; and
•our joint ventures and strategic alliances partners may exercise termination rights under the relevant agreements.

We believe an important element in the success of any joint venture and strategic alliance is a solid relationship between the members of that venture and strategic alliance. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a venture and strategic alliance that adversely impacts the relationship between the venture and strategic alliance members, it could adversely impact that venture and strategic alliance.

If our partners are unable or unwilling to invest in the joint ventures and strategic alliances in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint ventures and strategic alliances may be unable to adequately perform and conduct their respective operations, or may require us to provide, or make other arrangements for additional financing for the joint ventures and strategic alliances. Such financing may not be available on favorable terms, or at all.

Joint venture or strategic alliance partners, controlling shareholders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.For example, even where we control a joint venture and strategic alliance, the other members in our venture and strategic alliance may exercise veto rights to block actions that we believe to be in our best interests and may take action contrary to our objectives with respect to the venture and strategic alliance. Partners in our ventures and strategic alliances who provide financing may prioritize the return of their investment over maximizing the value of the enterprise.

In cases where we choose to pursue a business through a joint venture and strategic alliance, we cannot assure you that financing for the business would not be available on more favorable terms through other sources. Furthermore, our competitors may be able to obtain less expensive financing for similar business opportunities, which may provide them with a competitive advantage.

In addition to having an adverse effect on our results of operations and financial condition, if any of these risks come to pass, it may have a material negative impact on our brand and how it is perceived by customers.

There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or strategic investments may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
We are an early stage company with a history of net losses, and we expect losses to continue in the future. If we do not achieve and sustain profitability, our financial condition could suffer.
As a relatively new business, we have not yet demonstrated a sustained ability to generate sufficient revenue from the sales of our technology and services or conduct sales and marketing activities necessary for successful commercialization of our GIVe platform. Consequently, any assessment you make about our current business or future success or viability may not be as accurate as they could be if we had a longer operating history and had been able to reduce some of the uncertainties set forth elsewhere in this annual report. Further, our limited financial track record, without sufficient revenue yet from our expected future principal business, may be of limited reference value for your assessment of our business. For example, although to date a substantial portion of our revenues have been derived from grant-funded projects, we expect to rely primarily on revenue from commercial projects in the future.
We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $36.9 million and $27.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $117.0 million. Further, we expect to incur significant costs in the future, in particular research and development and commercialization costs related to our GIVe platform. As we operate in the highly competitive EV charging equipment and service market based in part on the quality of technology, we are under pressure to incur research and development and other expenses with a potential negative impact on our short-term profitability. Historically, we have been able to raise funds primarily through issuances of equity and convertible notes to support our business operations, although there can be no assurance we will be successful in raising funds in the future, on satisfactory terms or at all.
If our revenue grows slower than it anticipates, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Our technology products and services may fail to realize their sales potential as expected due to competition, insufficient market demand, product defects, or any other reason. Therefore, even after we start to generate revenue from the sales of our technology products and services in the future, we may still not be profitable for an extended period of time or may not become profitable as expected, or at all. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell our debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.
We expect to invest in growth for the foreseeable future. If we fail to manage growth effectively, our business, operating results and financial condition could be adversely affected.
The growth and expansion of our business will place a significant strain on management, operations, financial infrastructure and corporate culture. We expect our future expansion to include research and development efforts and broader deployment of our platform; hiring and training new personnel; establishing or expanding design, production, sales and service facilities; expanding into additional international markets; and implementing and enhancing administrative infrastructure, systems and processes.

We may need to expend significant time and expense on research and development and on training any newly hired employees. Research and development is inherently uncertain, and our efforts may not lead to commercially viable products and services in the short-term or at all. Accordingly, we may receive no return on our research and development investment. Competition for individuals with experience in relevant technology areas is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. In addition, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our future operations. To manage growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures.
Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business performance and operating results.
We rely on charging station manufacturing and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.
If we experience a significant increase in demand for our charging stations and services, or if we need to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine our ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that require us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers, or an interruption in their production, could have an adverse effect on our business, financial condition and operating results.
Moreover, the bi-directional EV charging station market as a whole is relatively new and charging station manufacturers are even more limited and requirements are evolving. Though Nuvve works with multiple vendors, we rely on a limited number of vendors for design, testing and manufacturing of EV charging equipment which often are dependent on sole source or limited-source suppliers with respect to components or key materials. For instance, Nuvve has a single primary supplier of bidirectional DC Chargers. Any of these suppliers could stop producing their products, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results.
In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. As the demand for public charging increases, the EV charging equipment vendors may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may adversely impact our ability to deliver products and services to our customers in a timely manner.

Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain. This may adversely affect our ability to obtain necessary products and equipment at acceptable prices or at all. Moreover, it is likely that at the time a new product is launched and new requirements are rolled out, Nuvve may rely on a single vendor. Certifications might also be delayed, as tests are not always available at the time of commercial launch. Certain of these requirements might at times apply to technology inside the vehicles, in which case such risks could also be pushed on the vehicle original equipment manufacturers (“OEMs”). These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
We currently faces competition from a number of companies, and expects to face significant competition in the future as the market for EV charging develops.
The EV charging market as a whole is relatively new and competition is still developing. Our primarily compete with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Shell-NewMotion, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, Fermata and Greenlots. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Our V2G platform, and the revenue it generates, allows us to provide our customers with a lower total cost of electric vehicle ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. Because our competitors’ platforms are less advanced in providing V2G services, we believe we faces limited direct competition. However, our competitors are developing sales relationships with the same fleet managers, and especially new electric fleet managers, as us. Despite our belief in our technological and price advantages, fleet managers are often less familiar with EVs and the variety of charging solutions available now and in the future, and as a result decisions by fleet managers may be delayed or they may choose the services of one of our competitors even in cases where our offering is superior.
In addition, large early stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. While we have established a business venture with EDF, the business venture will require investment of time and funds in order to support the growth within the European countries we are targeting. The business venture may not be successful in penetrating this market, as a result of a failure by our partner to prioritize the project or as a result of competition by other competitors in the European market. In such event, we may not receive a return of our investment, which could have an adverse effect on our financial condition.
Further, our current or potential competitors may have, or may be acquired by third parties who have, greater available resources than us. As a result, competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put us at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure. In light of these factors, even if our offerings are more effective and higher quality than those of our competitors, current or potential customers may accept competitive solutions. If we fail to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, our growth will be limited which would adversely affect our business and results of operations.

Our business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expands the scope of such services with other parties.

We do not typically install charging stations at customer sites. These installations are typically performed by our partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact our recognition of revenue in certain cases and/or impact customer relationships, either of which could impact our business and profitability. Furthermore, we may in the future elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require us to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability to us or cause customers to become dissatisfied with the solutions we offers and our overall reputation would be harmed.

Our future revenue growth will depend in significant part on our ability to increase sales of our products and services, especially to fleet operators.
Our future revenue growth will depend in significant part on our ability to increase sales of our products and services, especially to fleet operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis and on the timelines we anticipate. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators, as they are often larger organizations, with more formal procurement processes than smaller commercial site hosts for example. Fleet operators may also require significant additional services and support, and if we are unable to provide such services and support, it may adversely affect our ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect our future business and results of operations.
A drop in the retail price of electricity derived from the utility grid or from alternative energy sources, or a change in utility pricing structures, may harm our business, financial condition and results of operations.
We believe that a customer’s decision to purchase our solutions is strongly influenced by the cost of electricity utilized by EVs through our solutions relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utility grid would make it more difficult for our solutions to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power or coal-fired plants, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of our solutions less economically attractive and depressing sales of our products. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to increase the cost of installation or operation of our solutions. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed penetration levels, or other measures. If the cost of electricity utilized by installations incorporating our solutions is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
We participate in the energy markets, and pricing volatility in those markets could have a material adverse effect on our financial condition and results of operations.
Some of the grid services provided by us through our GIVe platform involve our bidding in the energy markets. These markets might exhibit significant pricing volatility depending on the type and number of participating resources. The market volatility could impact our ability to generate targeted revenue. New competitors in these markets could also create significant transformation of the market short and long term.
If we are unable to provide planned services to the energy markets or generate the anticipated revenue from the provision of out services, it would have a material adverse effect on our financial condition and results of operations.
The occurrence of delays in obtaining interconnection approval, or the imposition of interconnection limits or circuit-level caps by regulators, may significantly reduce our ability to provide grid services.
While we are able to access the grid services market in multiple locations, it is essential that we expand the number of services we are able to perform and the locations in which we performs them. The ability to interconnect and provide these services to the grid is very often regulated and requires approvals from the local utilities and in some instances, the local public utility commissions or similar regulatory bodies. Working with utilities and local regulators might create delays in the ability to roll out these services, which could delay or prevent us from recouping our investment in these services.
In addition, interconnection rules establish the circumstances in which our GIVe platform will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of energy from various sources that can be interconnected to the grid.
Interconnection regulations are based on determinations from utilities regarding the amount of energy from various sources that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Interconnection limits could slow our future installations, harming our growth rate. For example, the California and Hawaii Public Utilities Commissions requires the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the physical connection to the electrical grid over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition and prospects.
Pursuant to the agreement under which we acquired certain of our key patents, we may be required to make significant payments to one of our stockholders, which may reduce our cash flow and profits, and is subject to other risks.
We are party to an intellectual property acquisition agreement (“IP Acquisition Agreement”) with the University of Delaware, pursuant to which we acquired certain of the key patents underlying our V2G technology. The university beneficially owns approximately 6.9% of our outstanding common stock. Under this IP Acquisition Agreement, upon achieving certain substantial commercialization milestones, we may be required to make up to $7,500,000 in royalty payments to the University of Delaware. We also are required to pay the University of Delaware a minimum of $400,000 per year under a research agreement. These payments will reduce our cash flow and profits. Furthermore, in the event of a material breach of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we may be required to assign the patents back to the university. In addition, in the event the University of Delaware notifies us of a third party’s interest in a region in which the patents are valid, and we do not within 60 days inform the university that either we intend to address the region pursuant to a commercially reasonable development plan or intend to enter into a license agreement with an identified third party, we will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region. In such event, we may be unable to realize all of the benefits of the development of the V2G technology.
We operates internationally, and expects to continue to expand its international operations, which will expose Nuvve to additional tax, compliance, market and other risks.
We operate in the United States, Europe and Japan and maintain contractual relationships with parts and manufacturing suppliers around the world. We continue to invest in expanding our presence in Europe directly and through Dreev S.A.S. (“Dreev”), a business venture with EDF. Managing this expansion requires additional resources and controls, and our international operations subject us to additional risks, including:
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
As a result of these risks, our current expansion efforts and any potential future international expansion efforts may not be successful. Furthermore, as part of the formation of Dreev, the business venture with EDF, we agreed to assign to Dreev our rights to certain key patents and copyrights in France, the United Kingdom, Belgium, Italy and Germany. We presently holds a 13% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. We believe the business venture will accelerate our access to these European markets, and that EDF’s participation provides technology validation, brand recognition and financial resources. However, if EDF exercises its rights to acquire our interest in Dreev, it may make it difficult for us to penetrate these European markets on our own. While we anticipate that we will maintain or increase our stake in the business venture, there can be no assurance that we will be able to do so.
If we are unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.
Our success depends, in part, on our ability to retain key personnel. We are highly dependent on Gregory Poilasne, our chief executive officer, and Ted Smith, our president and chief operating officer, and the other principal members of our management and engineering teams. Although we have formal employment agreements with select executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified technical, sales and other personnel.
Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. In addition, we rely on consultants and advisors, including engineering advisors, to assist us in achieving our research and development, operations, and commercialization objectives. Any loss of the services of such employees or consultants, or failure by them to perform as expected, may have a material adverse effect on our business, prospects, financial condition and results of operations.
Our management have limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
While we have not made material acquisitions to date, should we pursue acquisitions in the future, it would be subject to risks associated with acquisitions.
We may acquire additional assets, products, technologies or businesses that are complementary to our existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
Risks Related to the EV Market
Technology improvements in the internal combustion engine and other technological developments may adversely affect the demand for electric vehicles and thereby limit the demand for V2G technology and services.
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations and otherwise and materially adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our V2G platform. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas or hydrogen, may emerge as preferred alternative to petroleum-based propulsion. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of consumers and others such as regulatory bodies. Any failure by us to develop new or enhanced V2G technologies and services to react to changes in existing technologies and standards could materially delay the introduction and adoption of V2G technology and services, which could result in the loss of competitiveness of our V2G platform, decreased revenue and a loss of market share to competitors. As technologies change, we plan to integrate, upgrade or adapt our V2G technology and services, and to introduce new services in order to continue increasing the value we provide to customers.
Increases in costs, disruption of supply or shortage of raw materials, particularly lithium-ion battery cells, could harm the ability of EV manufacturers to produce electric vehicles.
EV manufacturers may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact their businesses as well as our business prospects, financial condition and operating results. EV manufacturers use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect their businesses and our business prospects and operating results. As such, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:
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
Changes to fuel economy standards may negatively impact the EV market and thus the demand for our products and services.
As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Transit Safety Administration could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, and are followed by many other states. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect our business, operating results, financial condition and prospects.

Our future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
Our future growth is highly dependent upon the adoption of EVs by businesses, governments, municipalities, school districts and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, our business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
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
In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and our products and services in particular.
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect our business, financial condition and operating results.
The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect our financial results.
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

We also derive other revenue from regulatory credits. If government support of these credits declines, our ability to generate this other revenue in the future would be adversely affected. The availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, our revenue from these credits would be adversely impacted.
The EV charging market is characterized by rapid technological change, which requires us to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of our products and it financial results.
Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, standards and/or our products. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the EV charging market. As new products are introduced, gross margins tend to decline in the near term and improves as the product become more mature and with a more efficient manufacturing process.
As EV technologies and standards change, we may need to upgrade or adapt our V2G technology and services, and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, which could involve substantial costs. Even if we are able to keep pace with changes in technology and develop new products and services, our research and development expenses could increase, our gross margins could be adversely affected in some periods and our prior products could become obsolete more quickly than expected.
We cannot guarantee that any new products or V2G services will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products or V2G services that meet customer requirements could damage our relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase our competitors’ products or services.
If we are unable to devote adequate resources to develop new products and V2G services or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products and V2G services could lose market share, our revenue will decline, we may experience higher operating losses and our business and prospects will be adversely affected.
Certain estimates of market opportunity and forecasts of market growth included in this report on Form 10-K may prove to be inaccurate.
This annual report on Form 10-K includes estimates of the addressable market for our solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this annual report on Form 10-K relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasted in this report on Form 10-K, our business could fail to grow at similar rates.
Risks Related to our Technology, Intellectual Property, and Infrastructure
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core V2G technology and intellectual property. To accomplish this, we rely and will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property license agreements and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications we submits may not result in the issuance of patents;
•the scope of our issued patents may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged and/or invalidated by our competitors;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent our patents; and
•our in-licensed patents, if any, may be invalidated, or the owners of these patents may breach their license arrangements.
Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter for which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that any patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.
Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain, and comply with the terms and conditions applicable to these rights, could harm our business and prospects.
We have licensed, and in the future we may choose or be required to license, technology or intellectual property from third parties in connection with the development and marketing of our products. We cannot assure you that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost. Further, such licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We could encounter delays and incur significant costs, in product or service introductions while we attempt to develop alternative products or services, or redesign our products or services, to avoid infringing third-party patents or proprietary rights. Failure to obtain any such licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.

Some of Our products contain open-source software, which may pose particular risks to its proprietary software, products and services in a manner that could harm its business.

We use open-source software in its products and anticipates using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third-parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make its software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully. Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, have an adverse effect on our business and results.
We may be subject to intellectual property infringement or misappropriation claims, which may be time-consuming and expensive or require us to modify or cease selling our products and services.
From time to time, the holders of intellectual property rights may assert their rights and urge us to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. In addition, if we are determined to have or believe there is a high likelihood that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services, and/or to establish and maintain alternative branding. In addition, to the extent that our customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to our products and services, we may be required to indemnify such customers and business partners. If we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees and contractors were previously employed at other companies within our industry, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing or enforcing such an agreement with each party who in fact develops intellectual property that we regard as our own. Furthermore, we are unable to control whether our licensors have obtained similar assignment agreements from their own employees and contractors. Our and their assignment agreements may not be self-executing or may be breached, and we or our licensors may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.
Our technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers, and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.
Furthermore, our software platform is complex, developed for over two decades by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if our products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business and results of our operations:

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
Although we has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
Interruptions, delays in service or inability to increase capacity at third-party data center facilities could impair the use or functionality of our services, harm our business and subject us to liability.
We currently serve customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe, and Japan. Our primary environment is AWS Cloudwatch, although it uses other systems as well. Any outage or failure of such data centers or other interruptions of AWS’ services could negatively affect our product connectivity and performance. Furthermore, we depend on connectivity from our charging stations to our data centers through wired, local area networks and cellular service providers. Any incident affecting a data center facility’s or network provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of our services.
Any damage to, or failure of, our systems, or those of our third-party providers, could interrupt or hinder the use or functionality of our services. Impairment of or interruptions in our services may reduce revenue, subject it to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and our ability to attract new customers. Our business will also be harmed if customers and potential customers believe our products and services are unreliable.
We expect to incur research and development costs and devote significant resources to developing new products, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depend on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture, and introduce new products and enhance existing products. In addition, we invest in research and development that may not lead to commercially viable products and services in the short-term, but which we believe are critical to the long-term future of our business. Our research and development expenses were $8.0 million and $6.5 million during the years ended December 31, 2022 and 2021, respectively, and such expenses are likely to grow in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.
Computer malware, viruses, ransomware, hacking, phishing attacks, and similar disruptions could result in security and privacy breaches and interruption in service, which could harm our business.
Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse, or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.
We may in the future experience service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from target customers.
We have processes and procedures in place designed to enable us to quickly recover from a disaster or catastrophe and continue business operations and has tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect our business and financial results.
In the ordinary course of our business, we collect and stores sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks and those of our vendors, including personal information of our employees and clients, and company and vendor confidential data. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to strengthen or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and/or groups in private litigations involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business could be negatively affected by cyber or other security threats or other disruptions.
We or our customers, suppliers, subcontractors and joint venture partners may from time to time experience various cybersecurity threats, threats to our information technology infrastructure, unauthorized attempts to gain access to our company, employee- and customer-sensitive information, insider threats and denial-of-service attacks.
If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as joint venture partners, subcontractors, suppliers and vendors) could be compromised. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers.

We take a variety of precautions to protect our systems and data, including engaging service providers specialized in preventing cyber security incidents and conducting periodic training of our employees on protection of sensitive information, and prevention of “phishing” attacks. However, as a consequence of the persistence, sophistication and volume of cyber attacks, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted.

In addition to cyber threats, we experience threats to the security of our facilities and employees and threats from terrorist acts. We also typically work cooperatively with our customers, suppliers, subcontractors, and joint venture partners, whom are subject to similar threats, to seek to minimize the impact of cyber threats, other security threats or business disruptions. However, we must rely on the safeguards put in place by these entities and other entities, none of which we control, who have access to our information, and thus may affect the security of our information or the information we are obligated to protect. These entities have varying levels of cybersecurity expertise and safeguards, and their relationships with government customers or involvement in energy infrastructure products or services may increase the likelihood that they are targeted by the same cyber threats we face. A breach in our supply chain could impact our data or customer deliverables. We also must rely on this supply chain for detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies we offer may raise potential liabilities related to intellectual property and privacy concerns, which may not be fully insured or indemnified by other means or involve reputational risk, the impact of which is uncertain.
Risks Related to Customers
Our business will depend on customers renewing their services contracts. If customers do not continue to use our service offerings or if they fail to add more stations, our business and operating results will be adversely affected.
Our business depends on customers continuing their services contract with us for V2G charging services and warranty coverages. Therefore, it is important that customers renew their contracts when the contract term expires and add additional charging stations and services. Customers may decide not to renew their contracts with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, the features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
If customers do not renew their contracts, if they renew on less favorable terms, or if they fail to add products or services, our business and operating results will be adversely affected.
If we fails to offer high-quality support to station owners and drivers, our business and reputation will suffer.
Once a customer has installed our's or a partner’s charging stations and subscribed to our services, station owners and drivers will rely on us and our partners to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer support is important. The importance of high-quality customer support will increase as we seek to expand our business and pursue new customers and geographies. If we do not quickly resolve issues and provide effective support, our ability to retain customers or sell additional products and services to existing customers could suffer and our brand and reputation could be harmed.
We rely on a limited number of customers for a large portion of our revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.
We depend on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2022 and 2021, one customer accounted for 32.1% and 12.4% of our total revenue, respectively. No one single product and service customer accounted for over 10% of our total revenue. The loss of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.
Our ability to grow our customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We anticipate increased sales and marketing expenses will lead to significant increases in our total revenue, and our operating results will suffer if sales and marketing expenditures do not translate into increasing revenue.
We plan to continue to expand our direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated, and we may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with the strong sales skills and technical knowledge. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Our business will be harmed if continuing investment in our sales and marketing capabilities does not generate a significant increase in revenue.
We may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.
We rely on data collected through charging stations, including usage data and geolocation data. We use this data in connection with the research, development and analysis of our technologies. Our inability to obtain necessary rights to use this data or freely transfer this data out of, for example, the European Economic Area, could result in delays or otherwise negatively impact our research and development efforts.
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
As a result, included on our consolidated balance sheet as of December 31, 2022, contained elsewhere in this Annual Report, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We may need to raise additional funds and these funds may not be available when needed.
We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such financings could require significant interest payments, contain covenants that restrict our business, or otherwise include unfavorable terms. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.
On January 31, 2023, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000 (the “January 2023 ATM Offering”). There can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 21, 2023, our public float was approximately $9.0 million, based on 15,865,441 shares of outstanding common stock held by non-affiliates and at a price of $0.57 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 21, 2023. As a result of our public float being below $75 million, it will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.
We may allocate our cash and cash equivalents in ways that you and other stockholders may not approve.
Our management has broad discretion in the application of our cash, cash equivalents and marketable securities. Because of the number and variability of factors that will determine use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to execute our growth plan, as well as for working capital and other corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Our quarterly operating results may fluctuate significantly.
We expect that our operating results may be subject to substantial quarterly fluctuations. If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
We are a U.S. corporation and thus subject to U.S. corporate income tax on income from our worldwide operations. Moreover, a significant amount of our operations and customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business, and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), and certain provisions of the Tax Act may adversely affect us. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and IRS, any of which could mitigate or increase certain adverse effects of the legislation.
In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes as state legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business and future profitability.
As a result of our expanding operations, including in jurisdictions in which the tax laws may not be favorable, our tax rate may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or we may be subject to future changes in tax law, the impacts of which could adversely affect our after-tax profitability and financial results.
Because we do not have a long history of operating at our present or anticipated scale (as we have significant expansion plans), our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) our operating results before taxes.
Additionally, our operations will be subject to significant income, withholding and other U.S. federal income tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce our tax liabilities, (b) changes in the valuation of our deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate or have subsidiaries, (f) the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to our existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) our ability to structure our operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could successfully challenge our position with respect to intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such challenge, our profitability may be affected.
Our after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact our tax position, especially as we expand our relationships and operations internationally.
Our ability to utilize net operating loss and tax credit carryforwards is conditioned upon us attaining profitability and generating taxable income. We have incurred significant net losses since inception and it is possible that we may continue to incur significant losses. Additionally, our ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.
As of December 31, 2022, we had $59.2 million of U.S. federal and $28.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $56.1 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2034. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is possible that we will not generate taxable income in time to utilize the net operating loss carryforwards prior to their expiration. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
We have not conducted a study to assess whether an “ownership change” has occurred since inception. If we have experienced an “ownership change,” as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Business Combination may constitute an ownership change under Sections 382 and 383 of the Code. Our net operating losses or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of the net operating losses or credits.
Furthermore, our ability to utilize our net operating losses or credits following the Business Combination is conditioned upon us attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses since inception and will continue to incur significant losses and, therefore, we do not know whether or when the combined carryforwards, which may be or may become subject to limitation by Sections 382 and 383 of the Code, will be utilized.
Our reported financial results may be negatively impacted by changes in U.S. GAAP.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results.
We have incurred significant increased expenses and administrative burdens as a new public company, which have had an adverse effect on our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a new public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities in which we have not engaged previously. For example, we have created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, management has identified material weaknesses, and may in the future identify other material weaknesses or significant deficiencies, in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, for as long as we continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.23 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of equity securities of Newborn (our predecessor) in its initial public offering consummated on February 19, 2020. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and our warrants issued pursuant to the warrant agreement, dated as of February 13, 2020 and amended as of March 19, 2021, by and between us and Continental Stock Transfer & Trust Company (the "pre-merger warrants"), and the price of such securities may be more volatile.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, the combined company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the preparation and audit of our consolidated financial statements as of December 31, 2021, 2020 and 2019 aand for the years then ended, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses include:
•Segregation of duties related to roles and responsibilities in the accounting department is lacking in various circumstances, including with respect to account reconciliation and receipt/disbursement duties, independent review of journal entries, and access to the accounting system.
•Our financial close and reporting processes lack formal documentation and consistent application of financial closing policies and procedures, do not result in timely production of accurate financial and nonfinancial information, and do not result in a consistent documentation of the considerations and conclusions related to unusual or complex accounting matters.
The deficiencies above resulted in material errors in our previously issued financial statements for 2021.
As of December 31, 2022, we had taken a number of actions to remediate these material weaknesses, including:
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
In order to maintain and improve the effectiveness of Nuvve’s internal control over financial reporting, We have expended, and anticipates that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time,our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results after the Business Combination and could cause a decline in the price of our common stock.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We do not currently have funds deposited with SVB in excess of the FDIC insurance limit.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

i.Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
ii.Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
iii.Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
iv.Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.
Risks Related to Legal Matters and Regulations
Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to our ability to offer grid services.
Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our grid service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interaction of our GIVe platform with the electrical grid. Governments, often acting through state utility or public service commissions, change and adopt different rates on a regular basis and these changes can have a negative impact on our ability to generate revenue or customer savings.
In addition, utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than we do, may challenge policies that are beneficial to us. Any adverse changes in energy policies and regulations could have a negative impact on our business and prospects.
Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect our business.
National and local governments and agencies in the countries in which we operate and in which customers have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information regarding consumers and other individuals, which could impact our ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solutions, reduce overall demand, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fails or is believed to fail to adhere to appropriate practices regarding customers’ data, it may damage our reputation and brand.

Additionally, existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, but this framework has been challenged and recently declared invalid by the Court of Justice of the European Union, thereby creating additional legal risk for us. Additionally, the European Union adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. We may be exposed to ongoing legal risks related to CCPA and any amendments that may be made in connection with the California Privacy Rights Act approved by voters in the November 2020 election.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information. In addition, the other bases on which we and our customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our products and services or require us to modify or restrict some of our products or services.
In addition to government activity, privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that we will meet voluntary certifications or adhere to other standards established by them or third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.
As a public company we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, among other rules and regulations implemented by the SEC, as well as listing requirements of the Nasdaq Stock Market, or Nasdaq. We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and Nasdaq, would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our financial condition and results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of goodwill, indefinite-lived and long-lived assets, pension and other post-retirement benefits, product warranty, valuation allowances for deferred tax assets, valuation of common stock warrants, and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”) and similar laws associated with activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.
We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable United States federal or state wage laws, or wage laws applicable to our employees outside of the United States. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or results of operation.
We and our operations, as well as those of our contractors, suppliers, and customers, are subject to certain environmental, health and safety laws and regulations, including laws related to the use, handling, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.
Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted.
Although we maintain workers’ compensation insurance to cover the costs and expenses we may incur due to injuries to our employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological or hazardous materials.
Risks Related to the Ownership of Our Securities
If we are unable to maintain compliance with the Nasdaq Stock Market’s listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for holders of our common stock to sell their shares.

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On December 14, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). On January 30, 2023, we regained compliance with the Bid Price Rule. However, there can be no assurance that we will maintain compliance with any of the listing requirements. If we fail to satisfy one or more of these continued listing requirements, we may be delisted from the Nasdaq Capital Market.

Delisting from the Nasdaq Capital Market or the possibility of such delisting, may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities, and may negatively affect the value and liquidity of our common stock. Delisting, or the possibility of such delisting, also could have other negative results, including the potential loss of investor confidence or interest in business development opportunities. If our common stock is delisted from the Nasdaq Capital Market, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot ensure that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Our directors and executive officers and their affiliates as a group beneficially own approximately 29.8% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and any approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Sales of a substantial number of our securities in the public market could cause the price of our securities to fall.
At March 21, 2023, we have 25,024,298 outstanding shares of common stock. At December 31, 2022, we had outstanding warrants to purchase 12,365,000 shares of our common stock. Please see Note 11 Stockholders' Equity, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
In addition, at December 31, 2022, there were 2,564,619 shares issuable upon exercise of our outstanding stock options, which have a weighted average exercise price of approximately $11.71 per share and an average remaining life of approximately 8.46 years, and 436,259 shares issuable upon settlement of outstanding restricted stock units; and 714,529 shares authorized and available for future issuance under the 2020 Equity Incentive Plan.
To the extent the above warrants or options are exercised, or we grant additional stock options or other stock-based awards under the 2020 Plan, additional shares of common stock may be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.
Sales of a substantial number of shares of common stock or pre-merger warrants in the public market or the perception that these sales might occur could depress the market price of the common stock and/or pre-merger warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock and pre-merger warrants.
Our amended and restated certificate of incorporation grant our board the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.
We are authorized to issue 101,000,000 shares of capital stock, of which 1,000,000 shares will be authorized as preferred stock. our board of directors, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.
The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of the common stock. Further, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then current holders of our capital stock and may dilute our book value per share.
We have never paid cash dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.
We have never paid cash dividends on any of our capital stock, and we currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
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
In addition, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts issue an adverse opinion regarding our common stock or do not publish research or reports about us, the price and trading volume of our securities could decline.
The trading market for our common stock and pre-merger warrants depends in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock and pre-merger warrants. The price of our common stock and pre-merger warrants could also decline if one or more equity research analysts downgrade their recommendations with respect to our common stock and pre-merger warrants, change their price targets, issue other unfavorable commentary or cease publishing reports about us. If one or more equity research analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the price of our securities to decline.
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
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive offices are located in leased office space at 2488 Historic Decatur Rd., Suite 200, San Diego, California. We also maintains office space, operations and equipment storage facilities in San Diego, Michigan, Denmark, France and the United Kingdom. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
Item 3.    Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. For example, Rhombus Energy Solutions, Inc., a BorgWarner Company (“Rhombus”), has filed a demand for arbitration for breach of contract. Rhombus has alleged the Company failed to pay certain purchase orders for D.C. electric vehicle chargers (“V2G Chargers”) totaling $5,026,560.00. In response, the Company has asserted counterclaims for breach of express warranty, fraudulent inducement (misrepresentation), fraudulent inducement (concealment), violation of California’s Business and Professions Code § 17200, promissory estoppel, and unjust enrichment. The Company has alleged Rhombus fraudulently induced the Company into the purchase of the V2G Chargers by both omitting certain facts including but not limited to Rhombus’ inability to develop, commission, maintain, and service the technology necessary to provide V2G Chargers conforming to those promised under the parties’ contract. Rhombus and the Company are actively engaged in discovery and are attempting to agree on ESI search terms. A final arbitration hearing date has not yet been set, but we expect it to be scheduled for the fourth quarter of 2023.

In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

Please see Note 17 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock and pre-merger warrants trade on the NASDAQ Stock Market under the symbols “NVVE" and "NVVEW", respectively.

Holders

As of March 21, 2023, there were approximately 74 shareholders of record of our common stock, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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

Unregistered Sales of Equity Securities and Use of Proceeds
None

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
Overview
We are a green energy technology company that provides, directly and through business ventures with its partners, a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid and provide other grid services. Our proprietary V2G technology — Grid Integrated Vehicle ("GIVe") platform — has the potential to refuel the next generation of EV fleets through cutting-edge, bi-directional charging solutions.
Our proprietary V2G technology enables us to link multiple EV batteries into a virtual power plant to provide bi-directional services to the electrical grid. Our GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., aggregation of EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services offered by conventional generation sources (i.e., coal and natural gas plants). Our current addressable energy and capacity markets include grid services such as frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage.
Our customers and partners include owner/operators of light duty fleets, heavy duty fleets (including school buses), automotive manufacturers, charge point operators, and strategic partners (via joint ventures, other business ventures and special purpose financial vehicles). We also operate a small number of company-owned charging stations serving as demonstration projects funded by government grants. We expect growth in company-owned charging stations and the related government grant funding to continue, but for such projects to constitute a declining percentage of our future business as our commercial operations expand.
We offer our customers networked charging stations, infrastructure, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. We expect to generate revenue primarily from the provision of services to the grid via our GIVe software platform and sales of V2G-enabled charging stations. In the case of light duty fleet and heavy duty fleet customers, we also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, we may generate non-recurring engineering services revenue derived from the integration of our technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, we may also share the recurring grid services revenue with the customer.
On August 4, 2021, we formed Levo Mobility LLC ("Levo"), a Delaware limited liability company, with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership. Levo is our consolidated subsidiary.
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments. Levo utilizes our V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and support the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs, such as electric school buses, charging infrastructure powered by our V2G platform, EV and charging station maintenance, energy management, and technical advice.

Levo focuses on electrifying school buses, providing associated charging infrastructure, and delivering V2G services to enable safer and healthier transportation for children while supporting carbon dioxide emission reduction, renewable energy integration, and improved grid resiliency.

Business Combination
On March 19, 2021, we consummated the Business Combination with Newborn and Nuvve Corp. contemplated by the Merger Agreement. See Note 2 to the Consolidated Financial Statements included in this annual report on Form 10-K for more information. The Business Combination was effected in two steps, as follows: (i) Newborn reincorporated to the State of Delaware by merging with and into us, with us surviving the merger as the new public company (the "Reincorporation Merger"), and (ii) immediately after the Reincorporation Merger, Merger Sub merged with and into Nuvve Corp., with Nuvve Corp. surviving the merger as our wholly-owned subsidiary (the "Acquisition Merger"). Also on March 19, 2021, we consummated the Private Investment in Public Equity ("PIPE"), generating net proceeds of $14,250,000.
The most significant change in our future reported financial position and results as a result of the completion of the Business Combination and the PIPE was an estimated net increase in cash of approximately $62,018,410. Total transaction costs of $3,702,421 were treated as a reduction of the cash proceeds with capital raising costs being deducted from our additional paid-in capital. In addition, the net cash proceeds were reduced by our payment of $6,000,000 to EDF Renewables in connection with the repurchase from them of 600,000 shares of our common stock pursuant to the Purchase and Option Agreement, payment of $487,500 to NeoGenesis Holding Co. Ltd., the sponsor of Newborn, in repayment of loans made by the sponsor to Newborn, and deposit of $495,000 into escrow for the potential repayment of Nuvve Corp.'s PPP loan. Upon forgiveness of the PPP loan in June 2021, the $495,000 was released to us.
Upon consummation of the Business Combination, Nuvve Corp-designated directors were appointed to five of the seven seats of our combined board of directors; Nuvve Corp’s Chief Executive Officer was appointed as Chairman of our combined board of directors; Nuvve Corp’s senior management became the senior management of our combined company; and the former stockholders of Nuvve Corp became the owners of approximately 48.3% of the outstanding shares of common stock of our combined company. Accordingly, the Business Combination was accounted for as a Reverse Recapitalization, whereby Nuvve Corp was the acquirer for accounting and financial reporting purposes and Newborn is the legal acquirer. A Reverse Recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy Nuvve Corp in many respects. The shares of Newborn remaining after redemptions, and the unrestricted net cash and cash equivalents on the date the Business Combination is consummated, were accounted for as a capital infusion to Nuvve Corp.
As a consequence of the Business Combination, Nuvve Corp effectively became an SEC-registered, Nasdaq-listed company, which has required our combined company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Our combined company had incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.
Additionally, we expect capital and operating expenses to increase significantly in connection with ongoing activities as we invest additional working capital for heavy-duty DC-V2G charging stations and level 2 AC-V2G charging stations, additional investments in equipment to meet increased project needs, and additional operating expenses to hire project managers, technicians, sales, partnership and customer service personnel, data scientists, trading teams, software engineers and administrative staff.
Our historical operations and statements of assets and liabilities may not be comparable to the operations and statements of assets and liabilities of our combined company as a result of the Business Combination.

Supply Chain Constraints

Global inventory delays, increased and unpredictable lead times, labor shortages, and process capacity pressures, could impact our ability to service customer demand. During the latter part of the year ended December 31, 2021, and the first half of the year ended December 31, 2022, we estimated that these disruptions could result in our future inability to fulfill customer orders which will in turn impact our net revenues. In an effort to mitigate unpredictable lead times, we increased our inventory orders contributing to our elevated inventory levels at the end of those periods. While we expect supply chain disruption to continue in 2023, we are planning a reduction in inventory buys, as we expect to fulfill customer demand using inventories on-hand.

Additionally, competition for, and price volatility of resources throughout the supply chain have increased, resulting in higher product costs. Trends affecting the supply chain included fluctuating prices and inflationary pressures on labor and raw materials. Trends such as these can result in higher product costs and increased pressure to reduce costs and raise product prices. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.

Effects of Inflation

As inflationary pressures continued to have negative impact on global revenue, operating margins and net income, including increased costs of labor, products and freight, it did not have a significant impact on our results of operations in the year ended December 31, 2022. However, if these inflationary pressures continue, our revenue, gross and operating margins and net income could be impacted in the year ending December 31, 2023.
Key Factors Affecting Our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the Risk Factors described in Part I, Item 1A of this Annual report.
Growth in EV Adoption
Our revenue growth is tied to the overall acceptance of commercial fleet and passenger EVs, which we believe will help drive the demand for intelligent vehicle-grid-integration solutions. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles when the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would impact our ability to increase our revenue or grow our business.
Fleet Expansion
Our future growth is highly dependent upon the fleet applications associated with our technology. Because fleet operators often make large purchases of EVs, this cyclicality and volatility may be more pronounced, and any significant decline from these customers reduces our potential for future growth.
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
In the future, we will derive other revenue from fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states. Generally, only the owner of EV charging stations can either claim or assign such regulatory credits. If a material percentage of our customers were to claim these regulatory credits or choose to not assign the regulatory credits to us, our revenue from this source could decline significantly, which could have an adverse effect on our revenues and overall gross margin. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, our ability to generate this revenue in the future could be adversely impacted. While we have derived an immaterial percentage of other revenue from these regulatory credits, we expect revenue from this source as a percentage of revenue to increase over time.
Competition
We offer proprietary V2G technology and services and intend to expand our market share over time in our product categories, leveraging the network effect of its V2G technology, services and GIVe software platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, our competition includes other types of electric vehicle charging technologies, such as uni-directional “smart-charging” and lower cost (unmanaged) charging solutions. If due to increased competition our market share does not grow, our revenue and ability to generate profits in the future may be impacted.
Geographic Expansion
We operate in North America, selected countries in Europe (directly and through our business venture with EDF), and Japan. Revenue from North America and Europe is expected to contribute significantly to our total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of Japan's market for V2G technology and services. We have used a portion of the proceeds from the Business Combination to increase our sales and marketing activities, and may in the future pursue potentially strategic acquisitions in North America and Europe. We are also positioned to grow our North American and European business through future partnerships with charge point operators, OEMs and leasing companies. However, we may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Our growth in North America and Europe requires differentiating ourself as compared to the several existing competitors. If we are unable to penetrate the market in North America and Europe, our future revenue growth and profits will be impacted.
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
Our estimated backlog on December 31, 2022 was $4.1 million, which we expect to be earned in future periods.
Market Opportunity
We see a significant market opportunity for V2G, totaling approximately over $6 trillion and our management believes it is well positioned to capture this global opportunity for a variety of reasons:
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

Because of these factors, we have a significant competitive advantage which is a key differentiator. Further, our global experience allows us to bring the lessons we have learned into each new region which, in turn, enables us to bring the unique experience and incredible benefits of our V2G technology to customers at a faster rate.

Results of Operations
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Period-over-Period Change
	2022	2021	Change ($)	Change (%)
Revenue
Products and services	$4,913,956	$2,920,627	$1,993,329	68.3%
Grants	459,427	1,270,138	(810,711)	(63.8)%
Total revenue	5,373,383	4,190,765	1,182,618	28.2%
Operating expenses
Cost of product and service revenue	4,196,788	2,002,197	2,194,591	109.6%
Selling, general and administrative expenses	30,115,571	22,896,125	7,219,446	31.5%
Research and development expense	7,976,568	6,524,245	1,452,323	22.3%
Total operating expenses	42,288,927	31,422,567	10,866,360	34.6%
Operating loss	(36,915,544)	(27,231,802)	(9,683,742)	35.6%
Other income (expense)
Interest income (expense)	134,579	(585,157)	719,736	(123.0)%
Financing costs	—	(46,754,794)	46,754,794	100.0%
Change in fair value of private warrants liability	11,986,462	(312,400)	12,298,862	(3,936.9)%
Change in fair value of derivative liability	152,723	(14,342)	167,065	NM
Other, net	85,074	282,183	(197,109)	(69.9)%
Total other income (expense), net	12,358,838	(47,384,510)	59,743,348	NM
Loss before taxes	(24,556,706)	(74,616,312)	50,059,606	-67.1%
Income tax expense	800	1,000	(200)	(20.0)%
Net loss	$(24,557,506)	$(74,617,312)	$50,059,806	-67.1%
Less: Net loss attributable to non-controlling interests	(538,841)	(2,138,272)	1,599,431	NM
Net loss attributable to Nuvve Holding Corp.	$(24,018,665)	$(72,479,040)	$48,460,375	-66.9%
________________
NM - Not Meaningful

Revenue
Total revenue was $5.4 million for the year ended December 31, 2022, compared to $4.2 million for the year ended December 31, 2021, an increase of $1.2 million, or 28.2%. The increase is attributed to a $2.0 million increase in products and services revenue, partially offset by a decrease of $0.8 million in grants revenue. Products and services revenue for the year ended December 31, 2022 consist of sales of school buses of $1.7 million, DC and AC Chargers, including lease interest revenue of approximately $2.4 million, grid services revenue of $0.4 million, and engineering services of $0.3 million.
Cost of Product and Service Revenue
Cost of product and service revenues for the year ended December 31, 2022, increased by $2.2 million, or 109.6%, and margins decreased by 17.5%, to 14.0%, from 31.4% compared to the prior year period. The decrease in margin was mostly due to the impact of lower margin school buses sales, and a higher mix of hardware charging stations sales and a lower mix of engineering services during the year ended December 31, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $30.1 million for the year ended December 31, 2022 as compared to $22.9 million for the year ended December 31, 2021, an increase of $7.2 million, or 31.5%.
The increases during the year ended December 31, 2022 were primarily attributable to increases in compensation expenses of $1.6 million, including share-based compensation, office and warehouse facilities lease expenses of $0.8 million, Directors and Officers insurance expenses of $0.5 million, professional fees related to internal operational reviews of $1.5 million, governance and other public company costs of $2.3 million, and software subscriptions expenses of $0.5 million. Expenses resulting from the consolidation of Levo's activities during the year ended December 31, 2022, contributed $1.6 million to the increase in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $1.5 million, or 22.3%, from $6.5 million for the year ended December 31, 2021 to $8.0 million for the year ended December 31, 2022. The increases during the year ended December 31, 2022 were primarily attributable to hiring of engineering personnel, which resulted in increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, financing costs, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) increased by $59.74 million of income, from $47.38 million of other expense for the year ended December 31, 2021 to $12.36 million in other income for the year ended December 31, 2022.
The increase in income during the year ended December 31, 2022 were primarily attributable to the change in fair values of the warrants liability, derivative liability and interest income, and because financing costs recorded in 2021 did not recur in 2022. The financing costs were associated with the fair value of warrants and stock option ("Instruments") granted to Stonepeak and Evolve in May 2021 in conjunction with the formation of Levo. We recorded the estimated fair value of the Instruments issued as an expense during the second quarter of 2021 because we determined that there was not sufficient basis to record deferred financing costs associated with Stonepeak and Evolve’s plans to contribute capital to the Levo venture. The expense is non-cash and does not impact the existing conditional capital contribution commitment we have from Stonepeak and Evolve or the pursuit of customer deployments funded by this conditional capital contribution commitment.. Additionally, during the year ended December 31, 2022, a gain of $8.68 million resulting from change in the carry value of the Stonepeak unvested warrants was recognized as the fair value of the unvested warrants decreased to zero because it was determined that it is not probable that the warrants will vest. Also, the fair value of the private warrants liability decrease significantly by $0.86 million driven by the decline in our common stock price.

Income Taxes
In the years ended December 31, 2022 and 2021, we recorded nominal income tax expenses. The income tax expenses during the years ended December 31, 2022 and 2021 were nominal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss increased by $50.1 million, or 67.1%, from $74.6 million for the year ended December 31, 2021 to $24.6 million for the year ended December 31, 2022. The increase in net loss was primarily due to increase in operating expenses of $9.7 million and increase in other expenses of $59.7 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest in Levo was $0.5 million for the year ended December 31, 2022.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entities (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidate Levo and record a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources
Sources of Liquidity
We are an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $36.9 million and $27.2 million for the years ended December 31, 2022 and 2021, respectively. Our cash used in operations were $34.1 million and $29.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had a cash balance, working capital, and stockholders’ equity of $15.8 million, $24.0 million and $23.2 million, respectively.

We have incurred net losses and negative cash flows from operations since our inception. We have funded our business operations primarily with the issuance of equity and convertible notes, borrowings and cash from operations. During the year ended December 31, 2021, we raised net proceeds of $61.8 million from the Business Combination and PIPE Offering (see our 2021 Form 10-K/A for details) to support our business operations. However, there can be no assurance we will be successful in raising necessary funds in the future, on acceptable terms or at all.
On April 25, 2022, we filed a shelf registration statement with the SEC which will allow us to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. We believe that we will be able to raise capital by issuing securities pursuant to its effective shelf registration statement.

On May 5, 2022, we entered into an at-the-market offering agreement (the "Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agents"). From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement describe above. During the year ended December 31, 2022, we sold 792,882 shares of common stock pursuant to the Sales Agreement at an average price of $4.97 per share for aggregate net proceeds of approximately $3.8 million. The Sales Agreement terminated pursuant to its terms in June 2022.

January 2023 ATM Offering Program

On January 31, 2023, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which we may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000 (the “January 2023 ATM Offering”). We will pay the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. We will also reimburse the Agent for fees and disbursements of its legal counsel in an amount not to exceed $50,000. We intend to use the net proceeds from the January 2023 ATM Offering for working capital and general corporate purposes. Under current SEC regulations, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 21, 2023, our public float was approximately $$9.0 million, based on 15,865,441 shares of outstanding common stock held by non-affiliates and at a price of $0.57 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 21, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. In January and February 2023, we sold 78,638 shares of common stock pursuant to the ATM Agreement at an average price of $1.79 per share for aggregate net proceeds of approximately $0.1 million.

February 2023 Registered Direct Offering

On February 17, 2023, we entered into a subscription agreement (the “Subscription Agreement”) with a certain institutional and accredited investor, relating to the issuance and sale of 543,478 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $0.92 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. We intend to use the net proceeds from the February 2023 Offering for working capital and general corporate purposes. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 3% of the gross proceeds.
July 2022 Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock, pre-funded warrants to purchase an aggregate of 1,850,000 shares of common stock (the “Pre-Funded Warrants”), and warrants (the “July 2022 Warrants”) to purchase an aggregate of 4,000,000 shares of common stock in a registered direct offering (the “July 2022 Offering”). The Offering was made pursuant to the effective shelf registration statement described above and closed on July 29, 2022.

The offering price for the Shares was $3.50 per Share and the offering price for the Pre-Funded Warrants was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The July 2022 Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each July 2022 Warrant will be exercisable for one share of common stock. The July 2022 Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the July 2022 Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the July 2022 Offering were approximately $14.0 million and net proceeds were $13.1 million. The Company used the net proceeds from the July 2022 Offering for working capital and general corporate purposes.

Craig-Hallum Capital Group LLC (the “Placement Agent”) was the exclusive placement agent for the July 2022 Offering and received 6.0% of the gross proceeds of the July 2022 Offering.
We believe that our cash balance as of December 31, 2022, in addition to our cash flows from operations, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months from the filing date of this Annual Report.
Equity Forward Purchase

Pursuant to a letter agreement dated April 23, 2021, our Chief Executive Officer and Chief Operating Officer committed to purchase from us, and we committed to sell to them, 134,499 shares of our common stock for $14.87 per share or a total of $2,000,000. As of June 30, 2022, Nuvve's Chief Executive Officer and Chief Operating Officer fulfilled their obligations and have purchased from us a total of 134,499 shares of our common stock for $14.87 per share or a total of approximately $2,000,000.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS. Levo utilizes our proprietary V2G technology, and the conditional capital contribution commitment from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their conditional capital contribution commitment to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 11 to the Consolidated Financial Statements included in this annual report on Form 10-K for summary of the definitive agreements.
Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified us that they would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, we received a partial shipment of the DC Chargers, for which we paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of December 31, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent we and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, we believe that we have no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. We believe that the supplier’s position does not have merit and we intend to exercise all available rights and remedies in our defense should any legal proceeding result from such dispute. On November 2, 2022, we received a demand for arbitration from our supplier in connection with the dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

Cash Flows

	Years Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(34,081,975)	$(29,190,718)
Investing activities	(1,438,045)	(265,475)
Financing activities	19,063,624	59,721,226
Effect of exchange rate on cash	(50,228)	199,592
Net (decrease) increase in cash and restricted cash	$(16,506,624)	$30,464,625
Net cash used in operating activities during the year ended December 31, 2022 was $34.1 million as compared to net cash used of $29.2 million in the year ended December 31, 2021. The $4.9 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the year ended December 31, 2022 as compared to the same prior period. Working capital during the year ended December 31, 2022 was impacted by, among other items, the higher net loss of $24.6 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the year ended December 31, 2022 and 2021, cash used in investing activities was $1.44 million and $0.27 million, respectively. Net cash used in investing activities were used to purchase fixed assets and a future equity investment in a partnership alliance.
Net cash provided by financing activities for the year ended December 31, 2022 was $19.1 million, of which $13.1 million were the proceeds from the July 2022 Offering, partially offset by issuance cost, $3.8 million was provided in connection with the proceeds from the 2022 at-the-market common stock offering, partially offset by issuance cost, proceeds from the equity forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million.
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

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this report, we believe the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
Revenue Recognition
We recognizes revenue using the five-step model under ASC 606 in determining revenue recognition that requires us to exercise judgment when considering the terms of contracts, which includes: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.
We may enter into contracts with customers that include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, we evaluates whether the individual products and services qualify as distinct performance obligations. In our assessment of whether products and services are a distinct performance obligation, we determine whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires us to assess the nature of each of our networked charging systems, subscriptions, and other performance obligations and how they are provided in the context of the contract with the customer, including whether the performance obligations are significantly integrated, which requires judgment based on the facts and circumstances of the contract.
The transaction price for each customer contract is determined based on the amount we expect to be entitled to receive in exchange for transferring the promised products or services to the customer. For the most part, collectability of revenue is reasonably assured based on historical evidence of collectability of fees we charge our customers. However, judgement may be required in estimating variable consideration promised in customer contracts. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees, collected on behalf of customers who offer public charging for a fee.
When agreements involve multiple distinct performance obligations, we accounts for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP based on the observable standalone selling price when it is available, as well as other factors, including the price charged to our customers, our discounting practices and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, we estimate the SSP using the residual approach.
We have entered into certain agreements for research and development services. These arrangements typically include terms whereby we receive milestone payments in accordance with the scope of services outlined in the respective agreement and/or reimbursement for allowable costs. At the inception of each arrangement that includes milestone payments, we evaluate whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. We apply considerable judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to certain constraints, such as site preparation for EV charging station installations, and, if necessary, we adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
Revenue for other service contracts is recognized over time using an input method where progress on the performance obligation is measured based on the proportion of actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The payment terms for some of our service contracts include revenue sharing arrangements whereby we are entitled to the right to receive a portion of the revenue generated by the customer selling energy through the GIVe platform or from carbon credits received as a result of the customer using the GIVe platform.
We occasionally enter into agreements with customers in which EV charging stations are sold at a discount in exchange for a higher percentage of revenue share from the customer selling energy through the GIVe platform or from carbon credits. Due to the long-term nature of these payment terms, certain contracts are considered to have significant financing components as it relates to the equipment. We estimate the effect of any significant financing component and records the revenue associated with the equipment at the estimated present value of the expected stream of payments. As payments are received, the difference between the total payment and the amortized value of the receivable is recorded to interest income using the effective yield method.
Areas of Judgment and Estimates
Determining whether multiple promises in a contract constitute distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching our conclusion, we assess the nature of each individual service or product offering and how the services and products are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. We determine SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, we first allocate to the performance obligations with established SSPs and then apply the residual approach to allocate the remaining transaction price.

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

Stock-based compensation
We grant stock options to employees and non-employees. Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make certain assumptions and judgments. These estimates involve inherent uncertainties, and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. Stock-based compensation is measured at the grant date, based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period. We recognize forfeitures as they occur.
The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of our underlying common stock, our expected common stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of our Common Stock.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Years Ended December 31,
	2022	2021
Expected life of options (in years)	6.1	6.0
Dividend yield	0%	0%
Risk-free interest rate	2.75%	1.02%
Expected volatility	56.2%	60.2%
•Expected Life. The expected term represents the expected life of options is the average of the contractual term of the options and the vesting period.
•Dividend Yield. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so over the expected life of the options.
•Risk Free Interest Rate. The risk-free interest rate is based on the yields on U.S. Treasury debt securities with maturities approximating the estimated life of the options.
•Expected Volatility. As we have only been a public company for a short period of time, the volatility rate was estimated by management based on the average volatility of certain public company peers within our industry corresponding to the expected term of the awards.
Income Taxes
We utilize the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. We make estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we established a valuation allowance.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this report, have not been material, are recognized within provision for income taxes.

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements included elsewhere in this report for more information regarding recently issued accounting pronouncements.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(A) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period.
We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 to the consolidated financial statements included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the year ended December 31, 2022.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions,we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); or (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of Newborn’s IPO, which was consummated on February 19, 2020, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the existence material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act . Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.
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

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which we started remediating but have not completed the remediation as of December 31, 2022.
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
Remediation Plan
As of December 31, 2022, we have taken a number of actions to remediate these material weaknesses, including:
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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed above, there has been no change in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Executive Officers and Directors
The following table sets forth the name, age and position of each of the Company’s executive officers and directors.

Name	Age	Position
Gregory Poilasne	51	Chief Executive Officer and Director
Ted Smith	56	President, Chief Operating Officer and Director
David G. Robson	56	Chief Financial Officer
Angela Strand	54	Director
Kenji Yodose	40	Director
H. David Sherman	75	Director
Jon M. Montgomery	74	Director
Rashida La Lande	49	Chairperson of the Board and Director
Executive Officers
The following individuals serve as executive officers of the Company.

Gregory Poilasne serves as our Chief Executive Officer and member of the Board since the closing of the Business Combination. He is a co-founder of Nuvve and previously served as its Chairman. Mr. Poilasne is directly responsible for managing and overseeing all different activities related to the successful development, deployment and commercialization of Nuvve’s technologies, as well as developing and supporting the overall strategy. Since February 2019, he also has served as a board member of Dreev, a business venture between EDFRenewables, Inc. (“EDF”) and Nuvve. Mr. Poilasne has more than 20 years of experience in the start-up and technology space. He was Chief Executive Officer of DockOn AG, a Radio-Frequency technology company from February 2011 to January 2016. He was also Vice-President of Business Development of Rayspan, another Radio-Frequency technology company, from 2007 to 2010. Mr. Poilasne was Director of Engineering at Kyocera Wireless, a handset company from 2003 to 2006 and was a founding engineer and director of engineering at Ethertronics, a wireless antenna company, from 2000 to 2003. Mr. Poilasne holds an MBA from the Wharton School of Business, University of Pennsylvania, a Ph.D. in Electrical Engineering from the University of Rennes 1, France and a Diplome d’ingenieur from the Ecole Superieur d’Electronique de l’Ouest (“ESEO”), France. We believe Mr. Poilasne is well-qualified to serve as a director due to his extensive experience with Nuvve, his business leadership, his strategic perspective and his contacts in and knowledge of the energy industry and EV industry.

Ted Smith has served as our President and Chief Operating Officer and a member of the Board since the consummation of the Business Combination. Mr. Smith was a founding investor in Nuvve and has served as a member of its board of directors since 2010 and as its Chief Operating Officer since April 2018. Mr. Smith is directly responsible for managing the successful development, deployment and commercialization of Nuvve’s technologies, as well as supporting global regulatory compliance efforts. He previously served as Nuvve’s Chief Administrative Officer from March 2017 until becoming Chief Operating Officer. He also previously served as a board member of Dreev, a business venture between EDF and Nuvve, in 2019 and also serves as a board member of Levo Mobility, and as a Board Observer of Switch. Mr. Smith has more than 20 years of experience in the finance industry and previously served in various roles at Wall Street Associates, a San Diego-based investment advisory firm, including Principal, Chief Operating Officer from 2007 to January 2017, Chief Compliance Officer from 2003 to January 2017, and Quantitative Analyst from 1999 to 2003. From 1996 to 1999, Mr. Smith also served as Quantitative Analyst at Nicholas-Applegate Capital Management, a San Diego-based investment advisory firm. Mr. Smith also served as an officer in the United States Navy from 1989 to 1996. Mr. Smith holds an MBA from the University of San Diego and a Bachelor of Science in Marine Engineering/Technology from Maine Maritime Academy. He is also a Chartered Financial Analyst charterholder, held the Chartered Investment Counselor certification , and is NACD Directorship Certified®. We believe Mr. Smith is well-qualified to serve as a member of the Board due to his extensive experience with Nuvve, his business leadership, his operational and compliance experience and his contacts in and knowledge of the energy industry.

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

Directors
Rashida La Lande has served as a member of the Board since January 2022, and serves as the Chairperson of the Board effective after the 2022 Annual Meeting. Ms. La Lande currently serves as Executive Vice President, Global General Counsel and Chief Sustainability and Government Affairs Officer for The Kraft Heinz Company (Nasdaq: KHC). In addition to her general counsel duties, she leads all corporate environmental social responsibility and government affairs functions. Prior to joining Kraft Heinz, La Lande was a partner at the law firm of Gibson, Dunn & Crutcher, where she focused on mergers and acquisitions, leveraged buyouts, private equity deals, and joint ventures. Throughout her career, La Lande has advised companies and private equity sponsors in various industries including consumer products, retail, financial services, and technology. The Company believes Ms. La Lande is well-qualified to serve as a member of the Board due to her extensive legal and corporate governance experience.

Jon M. Montgomery has served as a member of the Board since the consummation of the Business Combination. Mr. Montgomery is a managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. From 2010 to 2013, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis — particularly choice-based modeling — to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds an M.B.A from Northeastern University and a B.A. from the University of California, Berkeley. From 2000-2022 he was Adjunct Faculty in Marketing at the University of Georgia. We believe Mr. Montgomery is well-qualified to serve as a member of the Board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

H. David Sherman MBA, DBA, CPA has served as an Independent Director of Nuvve since March 2021. Professor Sherman has been a professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman is Trustee and Chair of the Audit Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX: DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (Nasdaq: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (Nasdaq: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. He currently serves on the board of two SPACs, Lakeshore Acquisition II Corp (LBBBU). and Prime Number Acquisition I Corp (PNACU), and is on the board of Xiao-I Corp (AIXI), and Universe Pharmaceutical Inc.(UPC). Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (“MIT”) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Mr. Sherman is well qualified to serve as a member of the Board due to his extensive expertise in global financial statement analysis and contemporary accounting issues and his public company experience.

Angela Strand has served as a member of Board since the consummation of the Business Combination. Ms. Strand is the founder and Managing Director of Strand Strategy, a consulting firm specializing in disruptive technology commercialization. She is presently a director and member of the compensation committee, and previously served as interim CEO, chairwoman, chair of the compensation committee and member of the nominating and governance committee for Lordstown Motors (Nasdaq: RIDE). Previously, from 2016 to 2020, she served as Vice Chairman of Integrity Applications (Nasdaq:GCTK), including chairman of the nominating and corporate governance and compensation committees, and as a member of the audit committee. From April 2017 to December 2018, Ms. Strand served as Vice President of Workhorse Group Inc; from July 2015 to December 2016, she was a co-founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK); and from 2011 to 2015, she served as the Chief Marketing Officer and Head of Business Development and Government Affairs for Smith Electric Vehicles. In 2018, she was a founder of In-Charge, an electric vehicle infrastructure solutions provider. Ms. Strand has also served in various management and executive roles at medical device, biotech and digital health firms. Ms. Strand is a named inventor with seven issued patents. Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee. We believe Ms. Strand is well-qualified to serve as a member of the Board due to her business leadership, her contacts in and knowledge of the EV industry and her public company experience.

Kenji Yodose has been a member of Board since the consummation of the Business Combination. Mr. Yodose has been designated for appointment as a director by Toyota Tsusho Corporation (“TTC”), a significant shareholder of Nuvve prior to the Business Combination and of Nuvve after the Business Combination, pursuant to an agreement between TTC and Nuvve. He has served as a member of Nuvve’s board of directors since May 2019. Mr. Yodose has currently served as Sr. Project Manager for Toyota Tsusho America, Inc, dedicating to carbon neutral solutions activities since April 2022. Mr. Yodose also served in various roles at TTC, including as a Group Leader in charge of V2G from April 2020 to March 2022, as a Project Manager in charge of V2G from April 2019 until March 2020, and as a Project Manager in charge of investing in hydro and wind fields, from October 2017 until March 2019. Previously, from October 2015 to September 2017, Mr. Yodose held the position of Senior Vice President at Eurus Energy Uruguay, where he was directly responsible for developing South American strategy and the formation of the Uruguay country office operations. From 2012 to September 2015, Mr. Yodose also held a key role within Eurus Energy Holdings Planning Department, where he supported business expansion and investment into numerous IPP projects totaling over $1 billion. Mr. Yodose also served in Japan and Europe from 2006 to 2012 in key accounting management roles for TTC focused on J-SOX Act control procedure implementation, hedging currency risks and tax management. Mr. Yodose holds a Bachelor’s Degree in Business Administration from Ritsumeikan University in Siga, Japan.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Auditor Name: Deloitte & Touche LLP Auditor Firm ID: PCAOB ID: 34 Auditor Location: San Diego, CA
Auditor Name: Moss Adams LLP Auditor Firm ID: 659 Auditor Location: San Diego, CA

Part IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Documents Filed with Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021
Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
(b)    Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Bylaws	8-K	3.2	3/25/2021
3.3	Amended and Restated Bylaws	10-Q	3.2	8/12/2022
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	10-K	4.5	3/31/2022
4.6	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.7	Form Warrants	8-K	4.2	7/28/2022
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Nuvve Holding Corp. 2020 Equity Incentive Plan	424B3	Annex C	2/17/2021
10.5	Employment Agreement with Gregory Poilasne	8-K	10.10	3/25/2021
10.6#	Amended and Restated Amendment NO. 1 to Employment Agreement with Gregory Poilasne	10-Q	10.1	11/14/2022
10.7	Employment Agreement with Ted Smith	8-K	10.11	3/25/2021
10.8#	Amended and Restated Amendment NO. 1 to Employment Agreement with Ted Smith	10-Q	10.1	11/14/2022
10.9	Employment Agreement with David Robson	8-K	10.12	3/25/2021
10.10#	Amended and Restated Amendment NO. 1 to Employment Agreement with David Robson	10-Q	10.1	11/14/2022
10.11	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.12#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.13#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.14	Warrant Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.1	5/17/2021
10.15	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.2	5/17/2021
10.16	Registration Right Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.3	5/17/2021
10.17#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.18#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.19#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.20#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.21#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
10.22^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated July 27, 2022	8-K	10.1	7/28/2022
10.23	Placement Agency Agreement between the Company and Craig-Hallum Capital Group LLC	8-K	10.2	7/28/2022
10.24	At The Market Offering Agreement, dated January 31, 2023, by and between Nuvve Holding Corp. and Craig-Hallum Capital Group LLC.	8-K	10.1	1/31/2023
10.25	Form of Subscription Agreement between the Company and the Purchaser, dated February 17, 2023.	8-K	10.1	2/17/2023
10.26	Letter to the U.S. Securities and Exchange Commission from Moss Adams LLP, dated August 19, 2022.	8-K	16.1	8/19/2022
10.27	Nuvve Holding Corp. Amended and Restated 2020 Equity Incentive Plan	S-8	10.1	9/9/2021
21.1	List of Subsidiaries of Nuvve Holding Corp.	*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
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

NUVVE HOLDING CORP.

	March 31, 2023	By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date
By:	/s/ Gregory Poilasne	Chairman and Chief Executive Officer	March 31, 2023
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	President, Chief Operating Officer, and Director	March 31, 2023
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
David G. Robson

By:	/s/ Jon M. Montgomery	Director	March 31, 2023
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 31, 2023
H. David Sherman

By:	/s/ Angela Strand	Director	March 31, 2023
Angela Strand

By:	/s/ Kenji Yodose	Director	March 31, 2023
Kenji Yodose

By:	/s/ Rashida La Lande	Director	March 31, 2023
Rashida La Lande

Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Nuvve Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuvve Holding Corp. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operation and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Diego, California

March 31, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Nuvve Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuvve Holding Corp. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California
March 31, 2022, except for the previously disclosed adjustments to 2021, as to which the date is March 30, 2023

We served as the Company’s auditor from 2018 to 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$15,753,896	$32,360,520
Restricted cash	480,000	380,000
Accounts receivable, net	1,121,694	1,886,708
Inventories	11,551,831	11,118,188
Prepaid expenses and other current assets	2,942,145	1,036,645
Total Current Assets	31,849,566	46,782,061

Property and equipment, net	636,944	356,194
Intangible assets, net	1,341,640	1,481,077
Investment in equity securities	1,670,951	670,951
Investment in leases	97,054	—
Right-of-use operating lease assets	5,305,881	3,483,042
Financing receivables	288,872	138,161
Security deposit, long-term	8,682	3,057
Total Assets	$41,199,590	$52,914,543

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,390,422	$5,738,873
Accrued expenses	3,347,399	2,874,018
Deferred revenue	1,221,497	719,771
Operating lease liabilities - current	824,326	41,513
Other liabilities	113,844	110,574
Total Current Liabilities	7,897,488	9,484,749

Operating lease liabilities - noncurrent	5,090,170	3,441,642
Warrants liability	220,884	9,543,000
Derivative liability - non-controlling redeemable preferred shares	359,225	511,948
Other long-term liabilities	393,179	18,860
Total Liabilities	13,960,946	23,000,199

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at December 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,464,606 and $3,200,760 at December 31, 2022 and December 31, 2021, respectively.	3,547,765	2,901,899
Class D Incentive units, zero par value, 1,000,000 units authorized, 250,000 units issued and outstanding at December 31, 2022	445,479	—
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized; 24,272,150 and 18,861,130 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2,427	1,888
Additional paid-in capital	144,073,505	122,336,607
Accumulated other comprehensive income	76,182	113,446
Accumulated deficit	(116,956,528)	(92,937,863)
Nuvve Holding Corp. Stockholders’ Equity	27,195,586	29,514,078
Non-controlling interests	(3,950,186)	(2,501,633)
Total Stockholders’ Equity	23,245,400	27,012,445
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$41,199,590	$52,914,543
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenue
Products and services	$4,913,956	$2,920,627
Grants	459,427	1,270,138
Total revenue	5,373,383	4,190,765
Operating expenses
Cost of product and service revenue	4,196,788	2,002,197
Selling, general, and administrative	30,115,571	22,896,125
Research and development	7,976,568	6,524,245
Total operating expenses	42,288,927	31,422,567

Operating loss	(36,915,544)	(27,231,802)
Other income (expense)
Interest income (expense)	134,579	(585,157)
Financing costs	—	(46,754,794)
Change in fair value of warrants liability	11,986,462	(312,400)
Change in fair value of derivative liability	152,723	(14,342)
Other, net	85,074	282,183
Total other income (expense), net	12,358,838	(47,384,510)
Loss before taxes	(24,556,706)	(74,616,312)
Income tax expense	800	1,000
Net loss	$(24,557,506)	$(74,617,312)
Less: Net loss attributable to non-controlling interests	(538,841)	(2,138,272)
Net loss attributable to Nuvve Holding Corp.	$(24,018,665)	$(72,479,040)
Less: Preferred dividends on redeemable non-controlling interests	263,846	101,856
Less: Accretion on redeemable non-controlling interests preferred shares	645,866	261,505
Net loss attributable to Nuvve Holding Corp. common stockholders	$(24,928,377)	$(72,842,401)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(1.19)	$(4.37)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	20,971,896	16,654,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021
Net loss	$(24,557,506)	$(74,617,312)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(37,264)	191,287
Total Comprehensive loss	$(24,594,770)	$(74,426,025)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(538,841)	(2,138,272)
Comprehensive loss attributable to Nuvve Holding Corp.	$(24,055,929)	$(72,287,753)
Less: Preferred dividends on redeemable non-controlling interests	(263,846)	(101,856)
Less: Accretion on redeemable non-controlling interests preferred shares	(645,866)	(261,505)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(23,146,217)	$(71,924,392)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2021, as previously reported	16,789,088	1,679	26,162,122	2,616	19,650,659	(77,841)	(20,458,823)	—	(881,710)
Conversion of shares due to merger capitalization	(16,789,088)	(1,679)	(17,039,126)	(1,704)	3,383	—	—	—	—
Balances December 31, 2021, effect of reverse recapitalization (refer to Note 2)	—	—	9,122,996	912	19,654,041	(77,841)	(20,458,823)	—	(881,710)
Beneficial conversion feature - convertible debenture	—	—	—	—	427,796	—	—	—	427,796
Conversion of convertible debenture	—	—	544,178	54	3,999,381	—	—	—	3,999,435
Repurchase of common stock from EDF	—	—	(600,000)	(60)	(5,999,940)	—	—	—	(6,000,000)
Assumption of private warrant liability from Newborn	—	—	—	—	(1,253,228)	—	—	—	(1,253,228)
Merger recapitalization, net of share redemption of $18,629 and issuance costs of $5,979,675	—	—	8,060,418	806	51,484,821	—	—	—	51,485,627
Placement agent fee paid in common stock	—	—	208,532	21	2,085,299	—	—	—	2,085,320
PIPE offering, less issuance costs of $2,500	—	—	1,425,000	143	14,247,357	—	—	—	14,247,500
Notice of exercise of put option	—	—	—	—	(2,000,000)	—	—	—	(2,000,000)
Buyback of shares related to exercise of put option	—	—	(134,500)	(13)	13	—	—	—	—
Issuance of warrants to Stonepeak and Evolve	—	—	—	—	22,310,574	—	—	—	22,310,574
Issuance of options to purchase shares of common stock to Stonepeak and Evolve	—	—	—	—	12,584,000	—	—	—	12,584,000
Exercise of stock options	—	—	234,506	25	576,503	—	—	—	576,528
Stock-based compensation	—	—	—	—	4,219,989	—	—	—	4,219,989
Currency translation adjustment	—	—	—	—	—	191,287	—	—	191,287
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(101,856)	(101,856)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(261,505)	(261,505)
Net loss	—	—	—	—	—	—	(72,479,040)	(2,138,272)	(74,617,312)
Balances December 31, 2021	—	—	18,861,130	1,888	122,336,607	113,446	(92,937,863)	(2,501,633)	27,012,445
Exercise of stock options and vesting of restricted stock units	—	—	483,639	47	245,676	—	—	—	245,723
Stock-based compensation	—	—	—	—	5,328,492	—	—	—	5,328,492
Proceeds from forward option put exercise	—	—	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	—	—	792,882	79	3,763,417	—	—	—	3,763,496
Proceeds from Direct Offering, net of offering costs	—	—	2,150,000	215	10,405,254	—	—	—	10,405,469
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(645,866)	(645,866)
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(263,846)	(263,846)
Issuance of Common Shares related to Warrants	—	—	1,850,000	185	—	—	—	—	185
Currency translation adjustment	—	—	—	—	—	(37,264)	—	—	(37,264)
Net loss	—	—	—	—	—	—	(24,018,665)	(538,841)	(24,557,506)
Balances December 31, 2022	—	—	24,272,150	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(24,557,506)	$(74,617,312)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	289,536	167,558
Share-based compensation	5,234,878	4,219,989
Financing costs	—	46,771,276
Beneficial conversion feature on convertible debenture	—	427,796
Accretion of discount on convertible debenture	—	116,147
Change in fair value of warrants liability	(11,986,462)	312,400
Change in fair value of derivative liability	(152,723)	—
Loss on disposal of asset	—	1,326
Gain on extinguishment of PPP Loan	—	(492,100)
Noncash lease expense	421,183	3,636
Change in operating assets and liabilities
Accounts receivable	763,302	(887,697)
Inventory	(433,644)	(10,065,710)
Prepaid expenses and other assets	(2,072,001)	(693,756)
Accounts payable	(3,346,937)	2,780,890
Accrued expenses	1,340,918	2,138,574
Deferred revenue	417,481	626,265
Net cash used in operating activities	(34,081,975)	(29,190,718)
Investing activities
Proceeds from sale of property and equipment	—	7,649
Purchase of property and equipment	(438,045)	(273,124)
Investments in equity securities	(1,000,000)	—
Net cash used in investing activities	(1,438,045)	(265,475)
Financing activities
Proceeds from Newborn Escrow Account	—	58,184,461
Redemption of Newborn shares	—	(18,629)
Issuance costs related to reverse recapitalization and PIPE offering	—	(3,970,657)
Proceeds from PIPE offering	—	14,250,000
Repayment of Newborn sponsor loans	—	(487,500)
Repurchase of common stock from EDF	—	(6,000,000)
Newborn cash acquired	—	50,206
Purchase of stock from investor	—	(2,000,000)
Payment of financing costs	—	(1,000,000)
Payment of finance lease obligations	(9,691)	(5,839)
Proceeds from forward option put exercise	1,994,073	—
Proceeds from exercise of pre-funded warrants related to Direct Offering	185	—
Proceeds from Direct Offering of common stock, net of offering costs	13,069,815	—
Proceeds from common stock offering, net of offering costs	3,763,494	—
Proceeds from exercise of stock options	245,748	576,528
Issuance Costs Related to Preferred Stock	—	(2,956,248)
Issuance of Redeemable Preferred Stock	—	3,138,000
Payment of Preferred Stock dividends	—	(39,096)
Net cash provided by financing activities	19,063,624	59,721,226
Effect of exchange rate on cash	(50,228)	199,592
Net increase in cash and restricted cash	(16,506,624)	30,464,625
Cash and restricted cash at beginning of year	32,740,520	2,275,895
Cash and restricted cash at end of year	$16,233,896	$32,740,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2022	2021
Supplemental Disclosure of cash information:
Cash paid for income taxes	$—	$800

Supplemental Disclosure of Noncash Financing Activity
Conversion of preferred stock to common stock	$—	$1,679
Conversion of debenture and accrued interest to common shares	$—	$3,999,435
Conversion of shares due to reverse recapitalization	$—	$3,383
Issuance of common stock for merger success fee	$—	$2,085,299
Non-cash merger transaction costs	$—	$2,085,299
Accrued transaction costs related to reverse recapitalization	$—	$189,434
Issuance of private warrants	$—	$1,253,228
Forgiveness of PPP Loan	$—	$492,100
Issuance of Stonepeak and Evolve warrants	$—	$30,234,000
Issuance of Stonepeak and Evolve options	$—	$12,584,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business
(a)Description of Business
Nuvve Holding Corp., a corporation headquartered in San Diego, California (the “Company” or “Nuvve”), formerly known as NB Merger Corp., was founded on November 10, 2020 under the laws of the State of Delaware. On March 19, 2021, the Company (at the time known as NB Merger Corp.) acquired the outstanding shares of Nuvve Corporation (“Nuvve Corp.”), and the Company changed its name to Nuvve Holding Corp. (See Business Combination below).
The Company owns 100% of Nuvve Corporation, a Delaware corporation headquartered in San Diego, California (“Nuvve Corp.”), which was founded on October 18, 2010, to develop and commercialize Vehicle to Grid ("V2G") technology. Nuvve has developed a proprietary V2G technology, including the Company’s Grid Integrated Vehicle (“GIVe™”) cloud-based software platform, that enables it to link multiple electric vehicle ("EV") batteries into a virtual power plant ("VPP") to provide bi-directional energy to the electrical grid in a qualified and secure manner. The VPP can generate revenue by selling or making available to utility companies excess energy when the price is relatively high or buying energy when the price is relatively low. The V2G technology may allow energy users to reduce energy peak consumption and enable utilities to reduce the required internally generated peak demand. This V2G technology was initially developed in 1996 by Dr. Willett Kempton, Ph.D, at the University of Delaware and is now being deployed for commercial use as a part of the management of fleets of electric vehicles, including buses. Nuvve’s technology is patent protected. Nuvve’s first commercial operation was proven in Copenhagen in 2016. Since then, Nuvve has established operations in the United States, the United Kingdom, France, and Denmark. In addition to Nuvve’s algorithms and software, Nuvve provides complete V2G solutions to its customers, including V2G bi-directional chargers which are preconfigured to work with Nuvve’s GIVe platform. The Company’s technology is compatible with several charger manufacturers both in Direct Current ("DC") (such as CHAdeMO, a DC charging standard for electric vehicles, enabling seamless communication between the vehicle and the charger) and Alternative Current ("AC") mode.
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
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G enabled EV fleet deployments. Levo utilizes Nuvve’s V2G technology and committed capital from Stonepeak and Evolve to offer Fleet-as-a-Service ("FaaS") for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $117.0 million and $92.9 million as of December 31, 2022 and December 31, 2021, respectively. During the years ended December 31, 2022 and December 31, 2021, the Company incurred an operating loss of $36.9 million and $27.2 million, respectively, and used $34.1 million and $29.2 million, respectively, of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations through increased revenues and if required cash saving measures and or raising additional capital. Management's expectations with respect to the Company’s ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. Should this occur, management plans to implement cash saving measures during this time period, including reductions in discretionary expenses related to consultants, travel, personnel, and personnel-related costs. If necessary, management believes it can raise additional capital through its at-the-market offering agreement. However, as such plans are not solely within management’s control management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
(b)Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries and its consolidated variable interest entity. All intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity in which it has a financial relationship and, if so, whether or not that entity is a variable interest entity ("VIE"). A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors at risk lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s consolidated balance sheets:

	December 31, 2022	December 31, 2021
Assets
Cash	$27,629	$28,446
Prepaid expenses and other current assets	59,794	—
Total Assets	$87,423	$28,446

Liabilities
Accounts payable	$8,165	$—
Accrued expenses and dividend payable	336,713	$116,754
Derivative liability - non-controlling redeemable preferred shares	359,225	511,948
Total Liabilities	$704,103	$628,702
(c)Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 18 for details.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Closing Exchange Ratio was determined by taking (i) a number of shares of the Company’s common stock equal to (A) the Closing Merger Consideration (as defined below), divided by (B) $10.00 per share, and dividing it by (ii) the sum of (x) the total number of shares of Nuvve Corp.’s common stock outstanding as of immediately prior to closing (including the shares issued upon conversion of Nuvve Corp.’s preferred stock, but excluding the shares issued upon conversion of the Bridge Loan) and (y) the total number of shares of Nuvve Corp.’s common stock issuable upon exercise of Nuvve Options outstanding immediately prior to the closing. The “Closing Merger Consideration” was determined by taking $100,000,000, subtracting the amount of Nuvve Corp.’s indebtedness for borrowed money as of the closing of the Acquisition Merger (excluding Payroll Protection Program loans eligible for forgiveness), which was zero, and adding the aggregate exercise price of the Nuvve Options outstanding as of the date of the Merger Agreement or granted prior to the closing of the Acquisition Merger, which was $4,265,785.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Additionally, the former stockholders of Nuvve Corp. would have been entitled to receive up to 4.0 million earn-out shares of the Company’s common stock if, for the year ended December 31, 2021, the Company’s revenue equaled or exceeded $30,000,000. The former Nuvve Corp. stockholders would have been entitled to a portion of the earn-out shares only if they continued to hold their shares of the Company’s common stock received in the Acquisition Merger through the earn-out payment date. As the Company's target revenue of $30,000,000 for the year ended December 31, 2021, was not met, the former stockholders of Nuvve Corp. were not entitled to receive up to the 4.0 million earn-out shares of the Company’s common stock.
Pursuant to a purchase and option agreement, dated as of November 11, 2020 (the “Purchase and Option Agreement”), between the Company and EDF Renewables, Inc. (“EDF Renewables”), a former stockholder of Nuvve Corp. and the owner of more than 5% of the Company’s common stock, immediately after the closing, the Company repurchased 600,000 shares of the Company’s common stock from EDF Renewables at a price of $10.00 per share. In addition, on the Closing Date, EDF Renewables exercised its option to sell an additional $2,000,000 of shares of the Company’s common stock back to the Company at a price per share of $14.87 (the average closing price over the five preceding trading days). The share repurchase was completed on April 26, 2021 (see Note 11).
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
As agreed between the parties to the Merger Agreement, immediately following the closing of the Acquisition Merger, the Company’s board of directors consisted of seven directors. A majority of the directors qualified as independent directors under rules of Nasdaq.
In Newborn’s initial public offering, Newborn issued 5,750,000 units at $10.00 per unit. Each unit issued in the initial public offering consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Public Warrant”), and one right automatically convertible into one-tenth of an ordinary shares upon completion of an initial business combination. Concurrently with the initial public offering, Newborn sold to its sponsor 272,500 units at $10.00 per unit in a private placement. Each unit in the private placement consisted of one ordinary share, one warrant to purchase one-half of an ordinary share (the “Private Warrant”), and one right automatically convertible into one-tenth of an ordinary share upon completion of an initial business combination. Newborn received net proceeds of approximately $57,989,380 from the public and private units. Upon closing of the initial public offering and the private placement, $57,500,000 was placed by Newborn in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). On the Closing Date of the Business Combination, the balance in the Trust Account was $58,471,961. After the closing of the Business Combination, and other transactions described above, including payment of $18,630 for redemptions of ordinary shares by Newborn stockholders, payment of transaction costs of $3,702,421, repayment of loans made by Newborn’s sponsor to Newborn of $487,500, repurchase of $6,000,000 in common shares held by EDF Renewables, and transfer into an escrow account with Silicon Valley Bank of $495,000 to cover the balance of the Company’s PPP Loan payable, the Company received total net proceeds from the Trust Account in cash of $47,768,410.
Also on March 19, 2021, the PIPE closed, and the Company received cash proceeds, net of $2,500 of transaction costs, of $14,247,500.
(f)Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies (“EGC”) to delay adoption of new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The Company qualifies as an EGC. The JOBS Act provides that an EGC can elect to opt-out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This different adoption timing may make a comparison of the Company’s financial statements with another public company which is neither an EGC nor an EGC that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(g)COVID-19
The on-going impact of the novel coronavirus pandemic (COVID-19) continues to negatively impacted the global economy, although to a lesser extent than in prior years. However, the Company continues to monitor COVID-19 closely but, at this time, is unable to predict how COVID-19 will impact its business, operating results, cash flows and financial condition in 2023. In addition to any direct impact on the Company's business, it is reasonably possible that the estimates made by management in preparing its financial statements have been, or will be, materially and adversely impacted in the near term as a result of the on-going COVID-19 conditions.
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
(i)Warrants
The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense). If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.
(j)Foreign Currency Matters
For Nuvve Corp., Nuvve SaS, and Nuvve LTD, the functional currency is the U.S. dollar. All local foreign currency asset and liability amounts are remeasured into U.S. dollars at balance sheet date exchange rates, except for inventories, prepaid expenses, and property, plant, and equipment, which are remeasured at historical rates. Foreign currency revenue and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations.
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
In connection with a new office lease agreement, the Company was required to provide irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The total amount securing the letter of credit and recorded as restricted cash as of December 31, 2022 and December 31, 2021 was $480,000 and $380,000, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(l)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains an allowance for doubtful accounts for potential credit losses on customer accounts when deemed necessary. Based on the analysis, the Company recorded an allowance for doubtful accounts as of December 31, 2022 and December 31, 2021. See Note 7 for details.
(m)Concentrations of Credit Risk

At December 31, 2022 and 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2022 and 2021, one customer accounted for 32.1%, and one customer accounted for 12.4% of total revenue, respectively.

During the years ended December 31, 2022 and 2021, the Company's top five customers accounted for approximately 54.7% and 44.0%, respectively, of the Company’s total revenue.

At December 31, 2022, three customers in aggregate accounted for 40.6% of accounts receivable. At December 31, 2021, two customers in aggregate accounted for 32.2% of accounts receivable.

Approximately 53.6% and 56.0% of the Company’s trade accounts receivable balance was with five customers at December 31, 2022 and 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all potential credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
(n)Inventories
Inventories, consisting primarily of DC chargers, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At December 31, 2022, and December 31, 2021, the Company’s inventories consisted solely of finished goods, including school buses, added as of December 31, 2022, which the Company expect to lease or sell in the future. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.
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
(q)Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the years ended December 31, 2022 and 2021.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In February 2019, the Company invested in common shares of Dreev SaS, (“Dreev”). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of December 31, 2022, and December 31, 2021, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2022 or the year ended December 31, 2021.
In June 2022, the Company invested $1.0 million in Switch EV Ltd ("Switch"), a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership. Since Switch is a nonpublic entity, there is no readily determinable fair value. As of December 31, 2022, the Company’s investment in Switch was accounted for as an investment in equity securities without a readily determinable fair value subject to impairment. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2022.
(s)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. For the years ended December 31, 2022 and 2021, the Company did not contribute to the savings plan.
(t)Fair Value Measurement
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and warrants. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. The Company also considers counterparty risk and its own credit risk in its assessment of fair value.
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
The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests, preferred dividends on redeemable non-controlling interest, and accretion on preferred shares on redeemable non-controlling interest from the consolidated net earnings or loss (Note 14).

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(v)Revenue Recognition
The Company recognizes revenue in accordance with the way that depicts the transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company recognizes revenue through the following steps:
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
The Company occasionally enters into contracts with customers in which EV charging stations are sold at a discount in exchange for a higher percentage of revenue share from the customer selling energy through the GIVe platform or from carbon credits. Due to the long-term nature of these payment terms, certain contracts are considered to have significant financing components as it relates to the equipment. The Company estimates the effect of any significant financing component and records the revenue associated with the EV charging stations at the estimated present value of the expected stream of payments. As payments are received, the difference between the total payment and the amortized value of the receivable is recorded to interest income in Other income (expense) in the consolidated statements of operations using the effective yield method.
Products – The Company sells EV charging stations either on a standalone basis or together with services such as access to the GIVe platform, extended warranty and maintenance services. When the sale of charging station is a distinct performance obligation, revenue is recognized upon delivery. For other customer contracts, the charging stations are sold as part of a solution and are not distinct from the services, and revenue from the charging station is recognized upon completion of installation and commissioning of the equipment.

Services – Specific contracts contain licenses to the software that provides the V2G functionality for one- to twelve-year contract periods through access to the Company’s software as a service GIVe platform application. The Company determined that the nature of the GIVe application performance obligation is providing continuous access to its GIVe application for the contract period. Although the activities that the customer may be able to perform via the GIVe application may vary from day to day, the overall promise is to provide continuous access to the GIVe application to the customer for a period of one- to twelve years. Thus, access to the GIVe application represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company has determined that for GIVe SaaS revenue, the best indicator for the transfer of control is the passage of time. The payment terms for some of the Company’s service contracts include revenue sharing arrangements whereby the Company is entitled to the right to receive a portion of the revenue generated by the customer selling energy through the GIVe platform or from carbon credits received as a result of the customer using the GIVe platform. Revenue is recognized as it is received.

The Company has entered into various agreements for research and development and software development services. The terms of these arrangements typically include terms whereby the Company receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs. At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The Company applies judgment in evaluating factors such as the scientific, regulatory,

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
commercial, and other risks that must be overcome to achieve a particular milestone in making this assessment. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revenue arising from from reimbursed allowable costs are recognized as the costs are submitted and approved by the applicable agency.
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
Revenue for certain service contracts, such as third party installation, is recognized over time using an input method where progress on the performance obligation is measured based on the proportional actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation.
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
(w)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions. Cost of revenue does not include depreciation and amortization costs.
(x)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, incurred to obtain the contract and amortizes these costs over the expected

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of December 31, 2022, and December 31, 2021 and determined these to be immaterial to the consolidated financial statements.
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
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, if the Company determines that it is more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance.
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
(z)Research and Development
The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.
(aa)Stock-Based Compensation
The Company accounts for all share-based compensations costs granted to employees and non-employees under the method prescribed by ASC 718-10, Stock Compensation (Note 12). Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The Company accounts for forfeitures as they occur.
(ab)Leases

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

The Company has entered into leases for building facilities and vehicles. The Company’s leases have contractual terms of up to 10 years, some of which have options to extend the lease. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewals until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate on most of the Company's leases are not reasonable determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company uses the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are combined for certain assets classes.
(ac)Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in determining the allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable, and notes receivable. The CECL model requires that an entity estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Entities will also be required to disclose information about how the entity developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt the guidance effective beginning January 1, 2023. The Company has completed its assessment of the guidance and has concluded that it will not have a material impact on its consolidated financial statements.
(ad)Recently issued accounting pronouncements not yet adopted
None applicable

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Years Ended December 31,
	2022	2021
Revenue recognized over time:
Services	$784,710	$797,127
Grants	459,427	1,270,138
Revenue recognized at point in time:
Products	4,129,246	2,123,500
Total revenue	$5,373,383	$4,190,765
The aggregate amount of revenue for the Company’s existing contracts with customers as of December 31, 2022 expected to be recognized in the future for years ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2023	$134,500
2024	49,578
Thereafter	1,037,419
Total	$1,221,497

Related to the finance receivables, during the year ended December 31, 2022, the Company recognized $609,860 of product revenue related to contracts with customers for which the Company determined that control of the DC Charger transferred to that customer. Of this amount, $320,988 was recorded within accounts receivable in the consolidated balance sheet as the Company expects to collect it in the short term. The remaining $288,872 represents the discounted amount for the equipment that will be collected over the life of the contract, adjusted for the estimated effect of a significant financing component. This amount is a long-term financing receivable recorded in the consolidated balance sheet.
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Years Ended December 31,
	2022	2021

United States	$4,839,561	$3,326,427
United Kingdom	195,550	485,628
Denmark	338,272	378,710
	$5,373,383	$4,190,765
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	December 31, 2022	December 31, 2021

United States	$1,795,267	$1,811,607
United Kingdom	1,335	—
Denmark	$181,982	$25,664
	$1,978,584	$1,837,271

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2022 and December 31, 2021, using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2022	Total Gains (Losses) For The Year Ended December 31, 2022
Recurring fair value measurements
Private warrants	$—	$—	$2,000	$2,000	$864,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$8,677,000
Institutional/Accredited Investor Warrants	$—	$—	$218,884	$218,884	$2,445,462
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$359,225	$359,225	$152,723
Total recurring fair value measurements	$—	$—	$580,109	$580,109	$12,139,185

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2021	Total Gains (Losses) For The Year Ended December 31, 2021
Recurring fair value measurements
Private warrants	$—	$—	$866,000	$866,000	$387,228
Stonepeak and Evolve unvested warrants	$—	$—	$8,677,000	$8,677,000	$(699,628)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$511,948	$511,948	$(14,342)
Total recurring fair value measurements	$—	$—	$10,054,948	$10,054,948	$(326,742)
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022:

	Private Warrants	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2021	$866,000	$8,677,000	$2,664,346	$511,948
Initial fair value
Balance at Total (gains) losses for period included in earnings	(864,000)	(8,677,000)	(2,445,462)	(152,723)
Balance at December 31, 2022	$2,000	$—	$218,884	$359,225

The fair value of the level 3 Private Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.2 years, risk free rate of 4.2%, no dividends, volatility of 67.0%, and strike price of $11.50.

The fair value of the level 3 Private Warrants was estimated at December 31, 2021 using the Black-Scholes model which used the following inputs: term of 4.2 years, risk free rate of 1.2%, no dividends, volatility of 54.0%, and strike price of $11.50.

The fair value of the level 3 Institutional/Accredited Investor Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 5.1 years, risk free rate of 3.97%, no dividends, volatility of 62.0%, and strike price of $0.50.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.6 years to 7.0 years, risk free rate of 4.0%, no dividends, volatility of 63.0% and probability of redemptions triggered of 75.0%.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2021 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.0 years to 7.0 years, risk free rate of 1.40%, no dividends, volatility of 53.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2022 and 2021.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) unvested Stonepeak and Evolve unvested warrants at December 31, 2022:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$0.0	$0.0	$0.0	$0.0
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	8.40	8.40	8.40	8.40
Risk free rate	3.9%	3.9%	3.9%	3.9%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	56.0%	56.0%	56.0%	56.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting (a)	—%	—%	—%	—%
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
The following table presents the significant unobservable inputs and valuation methodologies at December 31, 2021 used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve warrants and securities purchase agreement to purchase shares of the Company’s common stock at the date of issuance of May 17, 2021:

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 - Derivative Liability - Non-Controlling Redeemable Preferred Stock

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock of Levo is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the redemption features as a derivative liability is required because its economic characteristics and risks of the redemption features are considered more akin to a debt instrument, and therefore, not considered to be clearly and closely related to the economic characteristics and risks of the redeemable preferred stock host instrument. The economic characteristics of the redemption features are considered more akin to debt instrument because the minimum redemption value could be greater than the face amount of the preferred stock, the redemption features are contingently exercisable, and the preferred stock carry a fixed mandatory dividend.

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

The following table displays the fair value of derivatives by balance sheet line item:

	December 31, 2022	December 31, 2021
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$359,225	$511,948

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the years ended December 31, 2022 and December 31, 2021.
In accordance with an advanced subscription agreement dated June 6, 2022, the Company invested $1.0 million in Switch, a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership expected to be more or less than 5% subject to final valuations. Switch will automatically award the Company the equity ownership with conversion shares in equity upon its completion of either a financing round, company sale or IPO, or dissolution event. The Company accounts for the investment as an investment in equity securities without a readily determinable fair value subject to impairment. The Company and Switch intend to collaborate in the future to integrate technologies for the advancement of V2G.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's account receivables:

		As of December 31,
		2022	2021
Trade receivables		$1,180,528	$1,949,896
Less: allowance for doubtful accounts		(58,834)	(63,188)
	Accounts receivable, net	$1,121,694	$1,886,708

Allowance for doubtful accounts:

	Balance December 31, 2020	$—
	Provision	—
	Write-off	—
	Recoveries	—
	Balance December 31, 2021	$(63,188)
	Provision	—
	Write-off	4,354
	Recoveries	—
	Balance December 31, 2022	$(58,834)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	As of December 31,
	2022	2021
DC Chargers	$9,248,398	$7,687,598
AC Chargers	123,247	232,920
Vehicles - School Buses	1,620,000	3,180,000
Others	560,186	17,670
Total	$11,551,831	$11,118,188

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			As of December 31,
				2022	2021
Computers & servers	1 year	to	3 years	$130,417	$105,499
Vehicles	5 years	to	7 years	139,788	168,862
Office furniture and equipment	3 years	to	5 years	326,613	161,771
DC Chargers (1)	5 years	to	7 years	256,685	6,050
Total				853,503	442,182
Less: Accumulated Depreciation				(216,559)	(85,988)
Property, plant and equipment, net				$636,944	$356,194

				As of December 31,
				2022	2021
Depreciation expense				$150,099	$27,280
__________________
(1) Represents DC Charges temporary loan out to customer while their DC Charges being repaired.

Note 10 – Intangible Assets
At both December 31, 2022 and 2021, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets were $139,437 for each of the years ended December 31, 2022 and 2021. Accumulated amortization totaled $749,916 and $610,480 at December 31, 2022 and 2021, respectively.

The net amount of intangible assets of $1,341,640 at December 31, 2022, will be amortized over the weighted average remaining life of 9.8 years.
Total estimated future amortization expense is as follows:

2023	$139,437
2024	139,437
2025	139,437
2026	137,770
2027	132,770
Thereafter	652,789
$1,341,640

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of December 31, 2022, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).
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
Shelf Registration and At the Market Offering
On April 25, 2022, the Company filed a shelf registration statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) which will allow it to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. The Company believes that it will be able to raise capital by issuing securities pursuant to its effective shelf registration statement.
On May 5, 2022, the Company entered into an at-the-market offering agreement ("Sales Agreement"), with Craig-Hallum Capital Group LLC and Chardan Capital Markets, LLC (the "Agents"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents will collect a fee equal to 3.0% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Registration Statement

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

described above. During the year ended December 31, 2022, the Company sold 792,882 shares of common stock pursuant to the Sales Agreement at an average price of $4.97 per share for aggregate net proceeds of approximately $3.8 million. The Sales Agreement terminated on its terms in June 2022.
Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock (the “Common Stock”), pre-funded warrants to purchase an aggregate of 1,850,000 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “July 2022 Warrants”) to purchase an aggregate of 4,000,000 shares of Common Stock in a registered direct offering (the “July 2022 Offering”). The offering closed on July 29, 2022.

The offering price for the Shares, and accompanying July 2022 Warrants, was $3.50 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $3.4999 per Pre-Funded Warrant, which represents the per Share public offering price less $0.0001 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The July 2022 Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each July 2022 Warrant is exercisable for one share of Common Stock. The July 2022 Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the July 2022 Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the July 2022 Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company used the net proceeds from the July 2022 Offering for working capital and general corporate purposes. The fair values of the Pre-Funded warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the Pre-Funded warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.

Craig-Hallum Capital Group LLC (the “Placement Agent”) was the exclusive placement agent for the Offering.

The July 2022 Offering was made pursuant to the Registration Statement, a base prospectus included as part of the registration statement, and a final prospectus supplement filed with the SEC on July 28, 2022, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Placement Agency Agreement

In connection with the July 2022 Offering, the Company also entered into a Placement Agency Agreement with the Placement Agent. Pursuant to the Placement Agency Agreement, the Company paid to the Placement Agent a fee equal to 6.0% of the gross proceeds received by the Company in the July 2022 Offering in the form of cash.
Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve ten years warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were: series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the vested warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Under the terms of the Letter Agreement, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate conditional capital commitment of $750 million. Stonepeak and Evolve will have the option to upsize their conditional capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate conditional capital expenditures. See Note 19 of our 2021 Form 10-K/A for further description of the terms of the capital commitment with Stonepeak and Evolve.

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. The Private Warrant is reflected as a liability in the consolidated balance sheet as of December 31, 2022 and December 31, 2021 in the amount of $2,000 and $866,000 respectively, and the change in the fair value of the Private Warrant for the year ended December 31, 2022 and December 31, 2021 of is reflected as a gain of $864,000 and $387,228 respectively, in the consolidated statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at December 31, 2022:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	2,875,000	—	2,875,000	$11.50	March 19, 2026
Private Warrants	136,250	—	136,250	$11.50	March 19, 2026
PIPE Warrants	1,353,750	—	1,353,750	$11.50	March 19, 2026
Stonepeak/Evolve Warrants - series B	2,000,000	—	2,000,000	$10.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	1,000,000	—	500,000	$15.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	1,000,000	—	500,000	$20.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	1,000,000	—	500,000	$30.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	1,000,000	—	500,000	$40.00	May 17, 2031
Institutional/Accredited Investor Pre-Funded Warrants	1,850,000	1,850,000	—	$0.0001	Until Exercised in Full
Institutional/Accredited Investor Warrants	4,000,000	—	4,000,000	$3.75	January 29, 2028
	16,215,000	1,850,000	12,365,000
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
Put Option
On March 19, 2021, the Closing Date of the Business Combination, EDF Renewables exercised its put option on the Company’s common shares held by them (see Note 2). As a result, on April 26, 2021, the Company reacquired 134,449 shares of the Company's Common Stock from EDF Renewables for $2,000,000 in cash, at a price per share of approximately $14.87 (the average closing price over the five trading days preceding the date of exercise). Pursuant to a letter agreement dated April 23, 2021, the Company’s Chief Executive Officer and Chief Operating Officer, purchased from Nuvve the 134,499 shares at $14.87 per share or a total of approximately $2,000,000 during the year ended December 31, 2022.
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a Letter Agreement relating to the formation of a venture, Levo, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provides them from time to time between November 13, 2021 and November 17, 2028, with the option in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $50.00 per share (allocated 90% to Stonepeak and 10% to Evolve). The grant-date fair value of the options to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the consolidated balance sheets as equity in additional-paid-in capital, as it is indexed to the Company’s common stock and meets the conditions for equity classification.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock-Based Compensation
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of December 31, 2022, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised at termination of service. As of December 31, 2022, a total of 714,529 shares of common stock remained available for future issuance under the 2020 Plan.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Years Ended December 31,
	2022	2021
Options	$2,634,486	$2,643,242
Restricted stock	2,395,580	1,514,120
Total	$5,030,066	$4,157,362
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes option pricing model to calculate the fair value of stock options granted for the year ended December 31, 2022 the 2020 Plan.

2020 Plan
Expected life of options (in years) (1)	6.1
Dividend yield (2)	0%
Risk-free interest rate (3)	2.75%
Volatility (4)	56.2%
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
The following is a summary of the stock option activity under the 2010 Plan, as converted to the Company’s shares due to the Reverse Recapitalization, for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,035,035	3.21	5.90	5,688,501
Granted	—	—	—	—
Exercised	(59,729)	2.09	—	—
Forfeited	(61,289)	7.84	—	—
Expired/Cancelled	(60,510)	4.44	—	—
Outstanding - December 31, 2022	853,507	2.91	5.70	—
Options Exercisable at December 31, 2022	797,393	2.57	4.44	—
Option Vested at December 31, 2022	797,393	2.57	4.44	—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no options granted during the year ended December 31, 2022.
The following is a summary of the stock option activity under the 2020 Plan for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2021	1,602,850	13.18	9.27	46,920
Granted	352,400	4.36	$—	—
Exercised	—	—	—	—
Forfeited	(241,326)	10.04	—	—
Expired/Cancelled	(2,812)	8.25	—	—
Outstanding - December 31, 2022	1,711,112	11.71	8.46	—
Options Exercisable at December 31, 2022	—	—	—	—
Option Vested at December 31, 2022	609,022	13.38	8.17	—
The weighted-average grant-date fair value of options granted during the year ended December 31, 2022 was $2.35.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the year ended December 31, 2022 and December 31, 2021, respectively, was $68,049 and $62,449, respectively.
Other Information:

	Years Ended December 31,
	2022	2021
Amount received from option exercised	$245,748	$576,528

	December 31, 2022		Weighted average remaining recognition period
Total unrecognized options compensation costs	$6,195,461		2.55
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2021, and changes during the year ended December 31, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	353,817	11.00
Granted	503,390	3.07
Vested/Release	(398,492)	6.12
Cancelled/Forfeited	(22,456)	8.72
Nonvested and Outstanding at December 31, 2022	436,259	6.43
As of December 31, 2022, there was $1,830,932 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.04 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

Income (loss) before taxes includes the following components:
	Years Ended December 31,
	2022	2021
United States	$(22,719,272)	$(74,262,131)
Foreign	(1,837,434)	(354,181)
Total income (loss) before income taxes	(24,556,706)	(74,616,312)

Income tax expense is summarized as follows:

	Years Ended December 31,
	2022	2021
Federal	$—	$—
State	800	1,000
Current income tax expense	800	1,000

Federal	—	—
State	—	—
Deferred income tax expense	$—	$—

Income tax expense	$800	$1,000

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% to loss before taxes is as follows:

	Years Ended December 31,
	2022		2021
Federal income tax benefit at statutory federal tax rate	$(5,160,372)		$(15,669,426)
State income tax, net of federal benefit	(823,890)		(776,843)
Noncontrolling interest	113,157		449,037
Stock compensation	624,065		452,444
Change in fair value of warrants	(2,517,157)		65,604
162(m) excess compensation	—		237,247
Change in valuation allowance	7,666,631		9,413,411
Finance costs	54,802		5,643,259
Other	43,564		186,267
Income tax expense	$800	$800	$1,000

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2022	2021
Equity investment	$(489,911)	$(576,523)
Accrued liabilities and other	1,118,256	1,007,644
Right-of-use assets	(1,246,870)	(845,240)
Lease liabilities	1,389,893	845,240
Research and experimental expenditures	1,507,144	—
Net operating losses	15,772,670	9,953,429
Net deferred tax assets (liabilities) before valuation allowance	18,051,182	10,384,550
Valuation allowance	(18,051,182)	(10,384,550)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $59,202,000 and state net operating loss carryforwards of approximately $28,125,000. Of the federal net operating loss carryforwards, $3,070,000 will begin to expire in 2034, and the remainder do not expire. The state net operating loss carryforwards will begin to expire in 2034. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that there has not been a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects that it will be able to utilize these tax attributes.

A valuation allowance of $18,051,182 as of December 31, 2022, has been established against the Company’s deferred tax assets as is more likely than not such assets will be realized. The valuation allowance increased by $7,666,632 during the year ended December 31, 2022. In assessing if the deferred tax assets will be realized, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.

As of December 31, 2022, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income tax as well as various states income tax. The Company’s income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2022	2021
Net loss attributable to Nuvve Holding Corp. common stockholders	$(24,928,377)	$(72,842,401)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	20,971,896	16,654,495
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(1.19)	$(4.37)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Years Ended December 31,
	2022	2021
Stock options issued and outstanding	2,604,927	2,424,410
Nonvested restricted stock issued and outstanding	958,273	709,263
Public warrants	2,875,000	3,033,548
Private warrants	136,250	143,764
PIPE warrants	1,353,750	1,428,405
Stonepeak and Evolve warrants	6,000,000	5,029,412
Stonepeak and Evolve options	5,000,000	4,191,176
Institutional/Accredited Investor Warrants	1,698,630	—
Total	20,626,830	16,959,978

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests. The consulting services were zero for the years ended December 31, 2022 and December 31, 2021.
During the year ended December 31, 2022, the Company recognized revenue of $40,500 from an entity that is a stockholder of the Company. During the year ended December 31, 2021, the Company recognized revenue of $399,620 from the same entity that is a stockholder in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2022 and December 31, 2021, from the same entity that is an investor in the Company.
Equity Purchase

The Company’s Chief Executive Officer and Chief Operating Officer purchased 134,499 shares of the Company’s common stock for $14.87 per share or a total of approximately $2,000,000 on June 2022. This was pursuant to a letter agreement dated April 23, 2021.

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
On May 16, 2021, the Company entered into a ten year lease for an additional 10,250 rentable square feet for its main office facilities in San Diego, California. The lease terms include 3% annual fixed increases in the base rental payment. Also, the lease required the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The lease term commenced in December 2021. The monthly base rent will be abated for the second through and including the eleventh full calendar months of the term and the Company's pro rata share of certain operating expenses will be abated for the first twelve full calendar months of the lease term starting with the second month of the lease term. The Company was required to provide an irrevocable, unconditional letter of credit in the amount of $380,000 to the landlord upon execution of the lease, and this amount is recorded as restricted cash. The lease has been classified as an operating lease and included in the lease tables and the related disclosures below.
On November 3, 2021, the Company entered into an amendment of its Main Office Lease to include an additional 4,811 rentable square feet in the suite adjoining its main office facilities in San Diego, California. The lease term will run concurrently with the main office lease which commenced in December 2021. The lease terms include 3% annual fixed increases in the base rental payment. The lease also requires the Company to pay operating expenses such as utilities, real estate taxes, insurance, and repairs. The lease term commenced on April 15, 2022, and the Company will receive two months of rental abatement to the base rent. The Company was required to provide an additional letter of credit in the amount of $100,000 to the landlord upon commencement of the lease, and this amount is recorded as restricted cash.
In July 2022, the Company entered into a lease agreement in Westland, Michigan for 10,000 square feet of warehouse space for the purpose of having its own controlled warehouse facility for its finished inventories. The term of the lease is 36 months with a fixed rent of $5,625 per month. There is an option to renew the lease for an additional 36 months, and it is probable that the Company will exercise the renewal option. There is no option to purchase the premises at lease termination.

Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2022	December 31, 2021

Operating lease assets	Right-of-use operating lease assets	$5,305,881	$3,483,042
Finance lease assets	Property and equipment, net	18,467	25,664
Total lease assets		$5,324,348	$3,508,706

Operating lease liabilities - current	Operating lease liabilities - current	$824,326	41,513
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	5,090,170	3,441,642
Finance lease liabilities - current	Other liabilities - current	7,184	7,634
Finance lease liabilities - noncurrent	Other long-term liabilities	12,959	18,860
Total lease liabilities		$5,934,639	$3,509,649

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease expense are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2022	2021

Operating lease expense	Selling, general and administrative	$811,082	$219,712
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	5,594	2,998
Interest on finance lease liabilities	Interest expense	2,248	3,636
Total lease expense		$818,924	$226,346

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	December 31, 2022	December 31, 2022
2023	$860,418	$7,184
2024	892,212	7,184
2025	893,046	7,184
2026	921,273	1,796
2027	946,683	—
Thereafter	3,798,554	—
Total lease payments	8,312,186	23,348
Less: interest	(2,397,690)	(3,205)
Total lease liabilities	$5,914,496	$20,143

Lease term and discount rate:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms (in years):
Operating lease	9.0	9.9
Finance lease	3.3	4.5

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Years Ended December 31,	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202,844	$100,292
Operating cash flows from finance leases related to interest expense	$2,248	$3,636
Financing cash flows from finance leases	$9,691	$5,839

Leased assets obtained in exchange for new finance lease liabilities	$18,467	$25,664
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2022	2021
Sublease lease income	Other, net	$143,192	$—

Lessor
In 2022, the Company entered into a 10 years master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $97,054 at December 31, 2022.
Lease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2022	2021
Lease income	Products and services	$99,981	$—
Interest income	Products and services	3,341	—
Total lease income		$103,322	$—

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
(b)     Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For each of the years ended December 31, 2022 and 2021, $400,000 was paid under the research agreement. At December 31, 2022, we have $266,667 remaining to be paid under a renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of December 31, 2022 and December 31, 2021, no royalty expenses had been incurred under this agreement.
In November 2017, the Company executed an agreement ("IP Acquisition Agreement") with the University of Delaware (Seller) whereby all right, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and the Company's common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen years expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least six consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of December 31, 2022, no royalty expenses had been incurred under this agreement.
(d)     Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier for a quantity of DC Chargers, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of December 31, 2022, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of when in the future the chargers are delivered, and regardless of any non-conformance. Nuvve believes the supplier’s position does not have merit and Nuvve intends to exercise all available rights and remedies in its defense should any legal proceeding result from such dispute. On November 2, 2022, Nuvve received a demand for arbitration from its supplier in connection with the dispute. The outcome of any such proceeding would be inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At December 31, 2022, Levo had cumulative unpaid accrued preferred dividends of $326,606 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At December 31, 2022, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$326,606	$3,464,606

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity, and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606 the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial carrying value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. As of December 31, 2022, Levo has accreted $645,866 resulting in the carrying value of the redeemable preferred stock of $3,547,765.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets:

	December 31, 2022	December 31, 2021

Add: net loss attributable to non-controlling interests	$(538,841)	(2,138,272)
Less: dividends paid or accrued to non-controlling interests	263,846	101,856
Less: Preferred share accretion adjustment	645,866	261,505
Non-controlling interests	$(1,448,553)	$(2,501,633)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s consolidated statements of operations:

	December 31, 2022	December 31, 2021
Net loss attributable to non-controlling interests	$(538,841)	$(2,138,272)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	December 31, 2022	December 31, 2021
Beginning balance	$2,901,899	$—
Beginning redemption value (at fair value)	—	3,138,000
Less: Non-controlling redeemable preferred shares - embedded derivatives	—	497,606
Adjusted initial carrying value	2,901,899	2,640,394
Preferred share accretion adjustment	645,866	261,505
Ending balance	$3,547,765	$2,901,899

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

Subject to the grantee not incurring a termination prior to the applicable vesting date, the Incentive Units vest as follows: (i) 80% of the Incentive Units will vest in equal 25% installments on each of the first four (4) anniversaries of the grant date (such that 80% of the total number of Incentive Units issued to the grantee hereunder will be vested on the fourth anniversary of the Grant Date) and (ii) the remaining 20% of the Incentive Units will vest upon a Change of Control. Therefore, the expenses recorded will only reflect the 80% vesting portion.

During the year ended December 31, 2022, the Company recorded compensation expense, included in selling, general, and administrative, under the Profits Interests of $445,479.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units granted for the year ended December 31, 2022.

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
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2021, and changes during year ended December 31, 2022, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2021	—	—
Granted	250,000	13.28
Vested	—	—
Cancelled	—	—
Nonvested and Outstanding at December 31, 2022	250,000	13.28
As of December 31, 2022, there was $1,991,555 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 3.3 years.

Note 19 - Subsequent Events
January 2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company will pay the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. In January and February 2023, we sold 78,638 shares of common stock pursuant to the ATM Agreement at an average price of $1.79 per share for aggregate net proceeds of approximately $0.1 million.

February 2023 Registered Direct Offering

On February 17, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain institutional and accredited investor, relating to the issuance and sale of 543,478 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $0.92 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 3.0% of the gross proceeds.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sale of Switch Investment
On March 30, 2022, the Company sold its investment interest in Switch for $1.3 million. The company had invested $1.0 million in Switch for an advanced subscription agreement dated June 6, 2022. See Note 6 for further details.