Form 10-Q
period 2023-03-31
Nuvve Holding Corp.
filed 2023-05-12
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
☐ Yes   ☒ No
As of May 4, 2023, 27,167,124 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$11,846,458	$15,753,896
Restricted cash	480,000	480,000
Accounts receivable, net	2,550,890	1,121,694
Inventories	10,032,242	11,551,831
Prepaid expenses	1,328,189	1,487,582
Other current assets	1,959,286	1,454,563
Total Current Assets	28,197,065	31,849,566

Property and equipment, net	607,504	636,944
Intangible assets, net	1,306,781	1,341,640
Investment in equity securities	670,951	1,670,951
Investment in leases	95,250	97,054
Right-of-use operating lease assets	5,192,320	5,305,881
Financing receivables	288,872	288,872
Security deposit, long-term	8,682	8,682
Total Assets	$36,367,425	$41,199,590

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,363,548	$2,390,422
Accrued expenses	4,329,062	3,347,399
Deferred revenue	1,183,092	1,221,497
Operating lease liabilities - current	850,821	824,326
Other liabilities	108,096	113,844
Total Current Liabilities	8,834,619	7,897,488

Operating lease liabilities - noncurrent	4,979,748	5,090,170
Warrants liability	434,642	220,884
Derivative liability - non-controlling redeemable preferred shares	436,065	359,225
Other long-term liabilities	469,190	393,179
Total Liabilities	15,154,264	13,960,946

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $3,533,898 and $3,464,606 at March 31, 2023 and December 31, 2022, respectively	3,709,231	3,547,765
Class D Incentive units, zero par value, 1,000,000 units authorized; 50,000 and 250,000 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively	119,559	445,479
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,984,404 and 24,272,150 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,498	2,427
Additional paid-in capital	146,094,334	144,073,505
Accumulated other comprehensive income	85,116	76,182
Accumulated deficit	(124,622,921)	(116,956,528)
Nuvve Holding Corp. Stockholders’ Equity	21,559,027	27,195,586
Non-controlling interests	(4,174,656)	(3,950,186)
Total Stockholders’ Equity	17,384,371	23,245,400
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$36,367,425	$41,199,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Products and services	$1,780,385	$2,253,784
Grants	74,401	117,249
Total revenue	1,854,786	2,371,033
Operating expenses
Cost of product and service revenue	1,460,904	2,142,312
Selling, general, and administrative	6,172,024	7,625,550
Research and development	2,100,088	2,135,575
Total operating expenses	9,733,016	11,903,437

Operating loss	(7,878,230)	(9,532,404)
Other income (expense)
Interest income	68,337	1,458
Change in fair value of warrants liability	(213,758)	4,776,000
Change in fair value of derivative liability	(76,840)	53,472
Other, net	440,386	(29,787)
Total other income, net	218,125	4,801,143
Loss before taxes	(7,660,105)	(4,731,261)
Income tax expense	—	—
Net loss	$(7,660,105)	$(4,731,261)
Less: Net income (loss) attributable to non-controlling interests	6,288	(100,933)
Net loss attributable to Nuvve Holding Corp.	$(7,666,393)	$(4,630,328)
Less: Preferred dividends on redeemable non-controlling interests	69,292	64,015
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	161,466
Net loss attributable to Nuvve Holding Corp. common stockholders	$(7,897,151)	$(4,855,809)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(0.32)	$(0.26)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	24,596,181	18,864,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(7,660,105)	$(4,731,261)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	8,934	(13,684)
Total Comprehensive loss	$(7,651,171)	$(4,744,945)
Less: Comprehensive income (loss) attributable to non-controlling interests	6,288	(100,933)
Comprehensive loss attributable to Nuvve Holding Corp.	$(7,657,459)	$(4,644,012)
Less: Preferred dividends on redeemable non-controlling interests	(69,292)	(64,015)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(161,466)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(7,426,701)	$(4,418,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	24,272,150	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	91,300	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Proceeds from Direct Offering, net of offering costs	543,478	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	78,638	8	136,709	—	—	—	136,717
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	24,985,566	$2,498	$146,094,334	$85,116	$(124,622,921)	$(4,174,656)	$17,384,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	$27,012,445
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(4,630,328)	(100,933)	(4,731,261)
Balances March 31, 2022	18,891,500	$1,891	$123,792,248	$99,762	$(97,568,191)	$(2,828,047)	$23,497,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(7,660,105)	$(4,731,261)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	76,520	67,302
Stock-based compensation	965,820	1,455,644
Change in fair value of warrants liability	213,758	(4,776,000)
Change in fair value of derivative liability	76,840	(53,472)
Gains from sale of investments in equity securities	(325,155)	—
Noncash lease expense	115,576	178,849
Change in operating assets and liabilities
Accounts receivable	(1,427,503)	454,849
Inventory	1,519,589	1,789,982
Prepaid expenses and other assets	(342,511)	(915,356)
Accounts payable	(28,178)	(2,521,672)
Accrued expenses	1,021,709	624,722
Deferred revenue	(38,062)	(23,476)
Net cash used in operating activities	(5,831,702)	(8,449,889)
Investing activities
Purchase of property and equipment	(11,125)	(250,861)
Proceeds from sale of investments in equity securities	1,325,155	—
Net cash provided (used) in investing activities	1,314,030	(250,861)
Financing activities
Proceeds from Direct Offering of common stock, net of offering costs	470,000	—
Proceeds from common stock offering, net of offering costs	136,717	—
Payment of finance lease obligations	(1,896)	(2,073)
Net cash provided (used) in financing activities	604,821	(2,073)
Effect of exchange rate on cash	5,413	146,949
Net decrease in cash and restricted cash	(3,907,438)	(8,555,874)
Cash and restricted cash at beginning of year	16,233,896	32,740,520
Cash and restricted cash at end of period	$12,326,458	$24,184,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Three Months Ended March 31,
	2023	2022

Supplemental Disclosure of Noncash Financing Activity
Transfer of inventory to property and equipment	$—	$87,095
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
Levo is a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding vehicle-to-grid ("V2G") enabled Electric Vehicle ("EV") fleet deployments. Levo utilizes Nuvve’s V2G technology and conditional capital contribution commitments from Stonepeak and Evolve to offer Fleet-as-a-Service ("FaaS") for school buses, last-mile delivery, ride hailing and ride sharing, municipal services, and more to eliminate the primary barriers to EV fleet adoption including large upfront capital investments and lack of expertise in securing and managing EVs and associated charging infrastructure.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
During the three months ended March 31, 2023, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (ii) unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2022 Form 10-K, filed with the SEC on March 31, 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2023 or any future period.
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the unaudited condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $124.6 million as of March 31, 2023. Nuvve incurred operating losses of approximately $7.9 million as of the three months ended March 31, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Nuvve cash used in operations were $5.8 million as of the three months ended March 31, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of March 31, 2023, Nuvve had a cash balance, working capital, and stockholders’ equity of $11.8 million, $19.4 million and $17.4 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Assets and Liabilities of Consolidated VIEs

The Company's condensed consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net income (loss) attributable to non-controlling interests" in the condensed consolidated statements of operations and "Non-controlling interests" in the condensed consolidated balance sheets. See Note 18 for details of non-controlling interests. The Company began consolidating the assets, liabilities and results of operations of Levo during the quarter ended September 30, 2021.

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2023:

	March 31, 2023	December 31, 2022
Assets
Cash	$27,505	$27,629
Prepaid expenses and other current assets	28,608	59,794
Total Assets	$56,113	$87,423

Liabilities
Accounts payable	$6,000	$8,165
Accrued expenses and dividend payable	401,198	336,713
Derivative liability - non-controlling redeemable preferred shares	436,065	359,225
Total Liabilities	$843,263	$704,103

Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a triggering event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s unaudited condensed consolidated balance sheets. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 18 for details.

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of March 31, 2023 and December 31, 2022 was $480,000.
Concentrations of Credit Risk
At March 31, 2023 and December 31, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2023 one customer accounted for 58.9% of revenue. For the three months ended March 31, 2022 one customer in accounted for 72.8% of revenue.

During the three months ended March 31, 2023, the Company's top five customers accounted for approximately 76.5% of the Company’s total revenue. During the three months ended March 31, 2022, the Company's top five customers accounted for approximately 87.5% of the Company’s total revenue.

At March 31, 2023, one customer accounted for 45.6% of accounts receivable. At December 31, 2022, three customers in aggregate accounted for 40.6% of accounts receivable.

Approximately 69.2% and 53.6% of the Company’s trade accounts receivable balance was with five customers at March 31, 2023 and December 31, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in determining the allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rent receivable, and notes receivable. The CECL model requires that an entity estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Entities will also be required to disclose information about how the entity developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. The Company adopted the guidance effective beginning January 1, 2023. The adoption of the guidance did not have a material impact on its condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted
None applicable

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended March 31,
	2023	2022
Revenue recognized over time:
Services	$351,499	$194,650
Grants	74,401	117,249
Revenue recognized at point in time:
Products	1,428,886	2,059,134
Total revenue	$1,854,786	$2,371,033
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of March 31, 2023 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2023 (remaining nine months)	$177,132
Thereafter	1,005,960
Total	$1,183,092
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended March 31,
	2023	2022
Revenues:
United States	$1,758,453	$2,227,734
United Kingdom	32,982	37,390
Denmark	63,351	105,909
	$1,854,786	$2,371,033
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	March 31, 2023	December 31, 2022
Long-lived assets:
United States	$1,735,901	$1,795,267
United Kingdom	3,866	1,335
Denmark	174,518	181,982
	$1,914,285	$1,978,584

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2023 and December 31, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2023	Total Gains (Losses) For The Three Months Ended March 31, 2023
Recurring fair value measurements
Private warrants	$—	$—	$1,000	$1,000	$1,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—
Institutional/Accredited Investor warrants	$—	$—	$433,642	$433,642	$(214,758)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$436,065	$436,065	$(76,840)
Total recurring fair value measurements	$—	$—	$870,707	$870,707	$(290,598)

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2022	Total Gains (Losses) For The Three Months Ended March 31, 2022
Recurring fair value measurements
Private warrants	$—	$—	$2,000	$2,000	$433,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	4,343,000
Institutional/Accredited Investor warrants	$—	$—	$218,884	$218,884	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$359,225	$359,225	$53,472
Total recurring fair value measurements	$—	$—	$580,109	$580,109	$4,829,472
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

	Private warrants	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2022	$2,000	$—	$218,884	$359,225
Total (gains) losses for period included in earnings	(1,000)	—	214,758	76,840
Balance at March 31, 2023	$1,000	$—	433,642	$436,065

The fair value of the level 3 Private Warrants was estimated at March 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.97 years, risk free rate of 3.82%, no dividends, volatility of 62.0%, and strike price of $11.50.

The fair value of the level 3 Private Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.22 years, risk free rate of 4.20%, no dividends, volatility of 67.0%, and strike price of $11.50.

The fair value of the level 3 Institutional/Accredited Investor warrants was estimated at March 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.80 years, risk free rate of 3.62%, no dividends, volatility of 64.0%, common stock price of $0.70, and strike price of $3.75.

The fair value of the level 3 Institutional/Accredited Investor Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 5.10 years, risk free rate of 3.97%, no dividends, volatility of 62.0%, common stock price of $0.50, and strike price of $3.75.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at March 31, 2023:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at March 31, 2023, the Company has determined that it is unlikely that the unvested warrants will vest.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at March 31, 2022:

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

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at March 31, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.34 years to 7.0 years, risk free rate of 3.6%, no dividends, volatility of 65.0% and probability of redemptions triggered of 75.0%.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at March 31, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 3.00 years to 7.0 years, risk free rate of 2.4%, no dividends, volatility of 56.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2023 and 2022.
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

Accordingly, the Company has recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the company’s condensed consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 18.

The following table displays the fair value of derivatives by balance sheet line item:

	March 31, 2023	December 31, 2022

Derivative liability - non-controlling redeemable preferred shares	$436,065	$359,225

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three months ended March 31, 2023 and 2022. The consulting services are being provided to Dreev at the Company’s cost and is recognized, as other income, net in the condensed consolidated statements of operations.
In accordance with an advanced subscription agreement dated June 6, 2022, the Company invested $1.0 million in Switch EV Ltd ("Switch"), a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership expected be more or less than 5% subject to final valuations. Switch will automatically award the Company the equity ownership with conversion shares in equity upon its completion of either a financing round, company sale or IPO, or dissolution event. The Company is expected to account for the investment as an investment in equity securities without a readily determinable fair value subject to impairment. The Company and Switch intend to collaborate in the future to integrate technologies for the advancement of V2G. On March 30, 2023, the Company sold its investment interest in Switch for $1.3 million. A gain of $0.3 million was recorded in Other, net on the statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		March 31, 2023	December 31, 2022
Trade receivables		$2,609,724	$1,180,528
Less: allowance for credit losses		(58,834)	(58,834)
	Accounts receivable, net	$2,550,890	$1,121,694

Allowance for doubtful accounts:

	Balance December 31, 2022	$(58,834)
	Provision	—
	Write-off	—
	Recoveries	—
	Balance March 31, 2023	$(58,834)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	March 31, 2023	December 31, 2022
DC Chargers	$7,710,610	$9,248,398
AC Chargers	200,170	123,247
Vehicles - School Buses	1,620,000	1,620,000
Others	501,462	560,186
Total	$10,032,242	$11,551,831

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			March 31, 2023	December 31, 2022
Computers & Servers	1 year	to	3 years	$136,026	$130,417
Vehicles	5 years	to	7 years	139,788	139,788
Office furniture and equipment	3 years	to	5 years	332,161	326,613
Others (1)	5 years	to	7 years	259,280	256,685
Total				867,255	853,503
Less: Accumulated Depreciation				(259,751)	(216,559)
Property, plant and equipment, net				$607,504	$636,944

				March 31, 2023	March 31, 2022
Depreciation expense				$49,958	$25,975
__________________
(1) Represents DC Chargers temporary loan out to customer while their DC Chargers being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Intangible Assets
At both March 31, 2023 and December 31, 2022, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,859 for the three months ended March 31, 2023 and 2022, respectively. Accumulated amortization totaled $784,775 and $749,916 at March 31, 2023 and December 31, 2022, respectively.

The net amount of intangible assets of $1,306,781 at March 31, 2023, will be amortized over the weighted average remaining life of 9.6 years.
Total estimated future amortization expense is as follows:

2023 (remaining nine months)	$104,577
2024	139,437
2025	139,437
2026	137,770
2027	132,770
Thereafter	652,790
$1,306,781

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of March 31, 2023, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
Shelf Registration
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
January 2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the three months ended March 31, 2023, the Company sold 78,638 shares of common stock pursuant to the ATM Agreement at an average price of $1.79 per share for aggregate net proceeds of approximately $0.1 million.

February 2023 Registered Direct Offering

On February 17, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain institutional and accredited investor, relating to the issuance and sale of 543,478 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $0.92 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants to purchase an aggregate of 1,850,000 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “Warrants”) to purchase an aggregate of 4,000,000 shares of Common Stock in a registered direct offering (the “Offering”). The offering closed on July 29, 2022. The aggregate gross proceeds to the Company from the offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Pre-Funded Warrants were exercised as of December 31, 2022.

The Warrants have an exercise price of $3.75 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each Warrant is exercisable for one share of Common Stock. The Warrants are exercisable beginning six months from the date of issuance and terminates five years from the initial exercisability date. The Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the unvested warrants recorded in the condensed consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were: series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the vested warrants are recorded in the condensed consolidated balance sheets in additional-paid-in capital in stockholders' equity as the vested warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the condensed consolidated balance sheets at fair value, with changes in fair value recorded in the condensed consolidated statements of operations as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the unvested warrants recorded in the condensed consolidated statement of operations.
The Company issued to Stonepeak and Evolve the following ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve):
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
•The SPA includes customary representations and warranties and closing conditions and customary indemnification provisions. In addition, Stonepeak and Evolve may elect to purchase shares under the SPA on a cashless basis in the event of a change of control of the Company.

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of March 31, 2023 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2023:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	2,875,000	—	2,875,000	$11.50	March 19, 2026
Private Warrants	136,250	—	136,250	$11.50	March 19, 2026
PIPE Warrants	1,353,750	—	1,353,750	$11.50	March 19, 2026
Stonepeak/Evolve Warrants - series B	2,000,000	—	2,000,000	$10.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	1,000,000	—	500,000	$15.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	1,000,000	—	500,000	$20.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	1,000,000	—	500,000	$30.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	1,000,000	—	500,000	$40.00	May 17, 2031
Institutional/Accredited Investor Warrants	4,000,000	—	4,000,000	$3.75	July 29, 2027
	14,365,000		12,365,000
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. As of March 31, 2023, there is an aggregate of 3,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. As of March 31, 2023, a total of 677,176 shares of common stock remained available for future issuance under the 2020 Plan. Forfeitures are accounted for as it occurs.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended March 31,
	2023	2022
Options	$682,948	$822,106
Restricted stock	596,161	613,839
Total	$1,279,109	$1,435,945
The following is a summary of the stock option activity under the 2010 Plan for the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	853,507	2.91	5.70	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,328)	2.11	—	—
Expired/Cancelled	(14,601)	8.71	—	—
Outstanding - March 31, 2023	837,578	2.83	5.46	—
Options Exercisable at March 31, 2023	796,154	2.54	4.22	—
Option Vested at March 31, 2023	796,154	2.54	4.22	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was zero.
The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	1,711,112	11.71	8.46	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(10,575)	4.23	—	—
Expired/Cancelled	(5,062)	11.96	—	—
Outstanding - March 31, 2023	1,695,475	11.75	8.22	—
Options Exercisable at March 31, 2023	706,125	13.25	7.98	—
Option Vested at March 31, 2023	706,125	13.25	7.98	—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was zero.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three months ended March 31, 2023, was $12,632. The amount of additional compensation expense for the three months ended March 31, 2022, was $19,699.
Other Information:

	Three Months Ended March 31,
	2023	2022
Amount received from option exercised	$—	$—

	March 31, 2023		Weighted average remaining recognition period
Total unrecognized options compensation costs	$5,484,305		2.34
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2022, and changes during the three months ended March 31, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	436,259	6.43
Granted	102,319	0.96
Vested/Release	(139,259)	4.19
Cancelled/Forfeited	—	—
Nonvested and Outstanding at March 31, 2023	399,319	5.81
As of March 31, 2023, there was $1,365,948 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.77 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended March 31,
	2023	2022
Income tax expense	$—	$—
Effective tax rate	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2023, there was no material change from the year ended December 31, 2022 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Net loss attributable to Nuvve Holding Corp. common stockholders	$(7,897,151)	$(4,855,809)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	24,596,181	18,864,374
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.32)	$(0.26)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options issued and outstanding	2,533,053	2,773,734
Nonvested restricted stock issued and outstanding	399,319	880,892
Public warrants	2,875,000	2,875,000
Private warrants	136,250	136,250
PIPE warrants	1,353,750	1,353,750
Stonepeak and Evolve warrants	6,000,000	6,000,000
Stonepeak and Evolve options	5,000,000	5,000,000
Institutional/Accredited Investor Warrants	4,000,000	—
Total	22,297,372	19,019,626

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $65,670 and $28,000, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of approximately zero at both March 31, 2023 and December 31, 2022 from the same entity that is an investor in the Company.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2023	December 31, 2022

Operating lease assets	Right-of-use operating lease assets	$5,192,320	5,305,881
Finance lease assets	Property, plant and equipment, net	17,284	18,467
Total lease assets		$5,209,604	$5,324,348

Operating lease liabilities - current	Operating lease liabilities - current	$850,821	824,326
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,979,748	5,090,170
Finance lease liabilities - current	Other liabilities	7,284	7,184
Finance lease liabilities - noncurrent	Other long-term liabilities	11,818	12,959
Total lease liabilities		$5,849,671	$5,934,639

The components of lease expense are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2023	2022

Operating lease expense	Selling, general and administrative	$228,633	$176,520
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,423	5,940
Interest on finance lease liabilities	Interest expense	493	639
Total lease expense		$230,549	$183,099

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	March 31, 2023	March 31, 2023
2023	$661,418	$5,463
2024	892,212	7,284
2025	893,046	7,284
2026	921,273	1,821
2027	946,683	—
Thereafter	3,798,554	—
Total lease payments	8,113,186	21,852
Less: interest	(2,282,617)	(2,750)
Total lease obligations	$5,830,569	$19,102

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms (in years):
Operating lease	8.5	9.0
Finance lease	3.0	3.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$113,561	$62,269
Operating cash flows - finance leases	$2,015	$639
Financing cash flows - finance leases	$1,896	$2,073

Leased assets obtained in exchange for new finance lease liabilities	$17,284	$23,550
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2023	2022

Sublease lease income	Other, net	$129,770	$—
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $95,250 and zero at March 31, 2023 and 2022, respectively.
Lease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2023	2022
Lease income	Products and services	$1,070	$—
Interest income	Products and services	2,595	—
Total lease income		$3,665	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Commitments and Contingencies
(a)      Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Please see Note 17(e) below for details regarding a legal proceeding currently pending with a Company supplier.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the three months ended March 31, 2023 and 2022, $133,333 and $100,000, respectively, were paid under the research agreement. In October 2022, the agreement was renewed for one year through August 2023. At March 31, 2023, $166,667 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of March 31, 2023 and December 31, 2022, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2023, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)    Purchase Commitments

On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”), for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of March 31, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of the DC Chargers’ delivery date, and regardless of any non-conformance. On November 2, 2022, Rhombus filed a demand for arbitration against the Company for breach of contract in connection with the dispute. Rhombus has alleged the Company failed to pay certain purchase orders for D.C. electric vehicle chargers (“V2G Chargers”) totaling $5.0 million. In response, the Company has asserted counterclaims for breach of express warranty, fraudulent inducement (misrepresentation), fraudulent inducement (concealment), violation of California’s Business and Professions Code § 17200, promissory estoppel, and unjust enrichment. The Company has alleged Rhombus fraudulently induced the Company into the purchase of the V2G Chargers by both omitting certain facts including but not limited to Rhombus’ inability to develop, commission, maintain, and service the technology necessary to provide V2G Chargers conforming to those promised under the parties’ contract. Rhombus and the Company are actively engaged in discovery. A final arbitration hearing date has not yet been set, but we expect it to be scheduled for the fourth quarter of 2023. Nuvve believes the supplier’s position does not have merit and Nuvve intends to exercise all available rights and remedies in its defense. The outcome of any such proceeding is inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At March 31, 2023, Levo had accumulated unpaid accrued preferred dividends of $395,898, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At March 31, 2023, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$395,898	$3,533,898

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the three months ended March 31, 2023, Levo accreted $161,466 resulting in the carrying value of the redeemable preferred stock of $3,709,231.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at March 31, 2023:

	March 31, 2023	December 31, 2022
Balance at December 31, 2022	$(3,950,186)	(2,501,633)
Net income (loss) attributable to non-controlling interests	$6,288	(538,841)
Less: dividends paid to non-controlling interests	69,292	263,846
Less: Preferred share accretion adjustment	161,466	645,866
Non-controlling interests	$(4,174,656)	$(3,950,186)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2023:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to non-controlling interests	$6,288	$(100,933)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	March 31, 2023	December 31, 2022
Beginning balance	$3,547,765	$2,901,899
Preferred share Accretion adjustment	161,466	645,866
Ending balance	$3,709,231	$3,547,765

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

During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense, included in selling, general, and administrative, under the Profits Interests of $30,463 and zero, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of March 31, 2023.

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
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2022, and changes during the three months ended March 31, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	250,000	13.28
Granted	—	—
Vested	—	—
Cancelled (1)	200,000	13.28
Nonvested and Outstanding at March 31, 2023	50,000	13.28
__________________
(1) Cancelled units represents unvested units granted to cliff vest on the grant anniversary date. However, the employees were terminated before the grant date anniversary. As a result, the previously recognized expenses of $421,371 was reversed.

As of March 31, 2023, there was $367,848 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 3.0 years.

Note 19 - Subsequent Events
April 2023 Registered Direct Offering

On April 14, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 1,818,181 shares of common stock in a registered direct offering (the “April 2023 Offering”). The offering price for the shares was $0.55 per share of common stock. The closing of the April 2023 Offering occurred on April 17, 2023. The aggregate gross proceeds from the April 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the April 2023 Offering and received a sales commission of 6.0% of the gross proceeds.

April 2023 ATM Offering Program

During the months of April through May 2, 2023, the Company sold 179,326 shares of common stock pursuant to the ATM Agreement at an average price of $0.56 per share for aggregate net proceeds of approximately $98,023.

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

Overview
We are a green energy technology company that provides, directly and through business ventures with our partners, a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid and provide other grid services. Our proprietary V2G technology — Grid Integrated Vehicle ("GIVe") platform — has the potential to refuel the next generation of EV fleets through cutting-edge, bi-directional charging solutions.
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
Our estimated backlog on March 31, 2023, was $4.2 million, which we expect to be earned in future periods.

Results of Operations
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Change ($)	Change (%)
Revenue
Products and services	$1,780,385	$2,253,784	$(473,399)	(21)%
Grants	74,401	117,249	(42,848)	(37)%
Total revenue	1,854,786	2,371,033	(516,247)	(22)%
Operating expenses
Cost of product and service revenue	1,460,904	2,142,312	(681,408)	(32)%
Selling, general and administrative expenses	6,172,024	7,625,550	(1,453,526)	(19)%
Research and development expense	2,100,088	2,135,575	(35,487)	(2)%
Total operating expenses	9,733,016	11,903,437	(2,170,421)	(18)%
Operating loss	(7,878,230)	(9,532,404)	1,654,174	(17)%
Other income (expense)
Interest income (expense)	68,337	1,458	66,879	NM
Change in fair value of warrants liability	(213,758)	4,776,000	(4,989,758)	(104)%
Change in fair value of derivative liability	(76,840)	53,472	(130,312)	(244)%
Other, net	440,386	(29,787)	470,173	NM
Total other income, net	218,125	4,801,143	(4,583,018)	(95)%
Loss before taxes	(7,660,105)	(4,731,261)	(2,928,844)	62%
Income tax expense	—	—	—	—%
Net loss	$(7,660,105)	$(4,731,261)	$(2,928,844)	62%
Less: Net income (loss) attributable to non-controlling interests	6,288	(100,933)	107,221	(106)%
Net loss attributable to Nuvve Holding Corp.	$(7,666,393)	$(4,630,328)	$(3,036,065)	66%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.9 million for the three months ended March 31, 2023, compared to $2.4 million for the three months ended March 31, 2022, a decrease of $0.5 million, or 21.8%. The decrease was primarily attributed to a $0.5 million decrease in products and services revenue due to the absence of school bus revenue recorded in 2022 which did not recur in 2023, and a decrease in grants of $0.04 million. Products and services revenue for the three months ended March 31, 2023 consisted of sales of DC and AC Chargers of about $1.42 million, grid services revenue of $0.09 million, and engineering services of $0.26 million.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended March 31, 2023, decreased by $0.68 million to $1.5 million, and margin increased to 17.9% compared to 4.9% in the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales offset by a lower mix of engineering services in the current quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2023, as compared to $7.6 million for the three months ended March 31, 2022, a decrease of $1.5 million, or 19.1%.
The decrease during the three months ended March 31, 2023 was primarily attributable to decreases in compensation expenses of $0.2 million, including share-based compensation, decreases in legal expenses of $0.1 million, decreases in professional fees related to internal operational reviews of $1.2 million, decreases in insurance related expenses of $0.2 million, partially offset by increased rent expenses related to the main corporate office and warehouse of $0.1 million, and software subscription expenses of $0.1 million. Expenses resulting from the consolidation of Levo's activities during the three months ended March 31, 2023, contributed $0.7 million to the decrease in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses was flat at $2.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $4.6 million from $4.80 million of other income for the three months ended March 31, 2022, to $0.2 million in other income for the three months ended March 31, 2023. The decrease during the three months ended March 31, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability, partially offset by gains realized from the sale of our equity investment in Switch EV Ltd (See Note 6).
Income Taxes
In the three months ended March 31, 2023 and 2022, we recorded no material income tax expenses. The income tax expenses during the three months ended March 31, 2023 and 2022 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss increased by $2.9 million, or 61.9%, from $4.7 million for the three months ended March 31, 2022, to $7.7 million for the three months ended March 31, 2023. The increase in net loss was primarily due to a decrease in revenue of $0.5 million, a decrease in other income of $4.6 million, partially offset by a decrease in operating expenses of $2.2 million, for the aforementioned reasons.
Net Income (Loss) Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was $0.01 million for the three months ended March 31, 2023 compared to Net loss attributable to non-controlling interest of $0.10 million three months ended March 31, 2022.
Net income (loss) is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and

Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of the Levo owned by Stonepeak and Evolve during the three months ended March 31, 2023.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $7.9 million as of the three months ended March 31, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Our cash used in operations were $5.8 million as of the three months ended March 31, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of March 31, 2023, we had a cash balance, working capital, and stockholders’ equity of $11.8 million, $19.4 million and $17.4 million, respectively.
We have incurred net losses and negative cash flows from operations since our inception. We have funded our business operations primarily with the issuance of equity and convertible notes, borrowings and cash from operations. Also, in the past, we raised funds primarily through the Business Combination and PIPE Offering (see our 2022 Form 10-K for details) to support its business operations. However, there can be no assurance it will be successful in raising necessary funds in the future, on acceptable terms or at all.
On April 25, 2022, we filed a shelf registration statement with the SEC which will allow it to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. We believe that we will be able to raise capital by issuing securities pursuant to such effective shelf registration statement.
SEC regulations currently limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”) and the amount of funds we can raise through primary registered offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, or public float. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report on Form 10-Q, until such time as our public float exceeds $75 million.
January 2023 ATM Offering Program
On January 31, 2023, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which we may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. Due to the offering limitations applicable to us under the Baby Shelf Rule and our public float as of the date of filing of our Annual Report on Form 10-K, and in accordance with the ATM Agreement, we could offer shares having an aggregate offering price of up to $4,000,000, pursuant to the prospectus supplement dated April 14, 2023, filed in connection with the ATM Agreement. We paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares and reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the three months ended March 31, 2023, we sold 78,638 shares of common stock pursuant to the ATM Agreement at an average price of $1.79 per share for aggregate net proceeds of approximately $0.1 million.

February 2023 Registered Direct Offering

On February 17, 2023, we entered into a subscription agreement (the “Subscription Agreement”) with a certain institutional and accredited investor, relating to the issuance and sale of 543,478 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $0.92 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
April 2023 Registered Direct Offering

On April 14, 2023, we entered into a subscription agreement (the “Subscription Agreement”) with a certain institutional and accredited investor, relating to the issuance and sale of 1,818,181 shares of common stock in a registered direct offering (the “April 2023 Offering”). The offering price for the shares was $0.55 per share of common stock. The closing of the April 2023 Offering occurred on April 17, 2023. The aggregate gross proceeds from the April 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the April 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
April 2023 ATM Offering Program

During the months of April through May 2, 2023, we sold 179,326 shares of common stock pursuant to the ATM Agreement at an average price of $0.56 per share for aggregate net proceeds of approximately $—.

We plan to fund our current operations through increased revenues and if required cash saving measures and or raising additional capital. Our expectations with respect to our ability to fund current planned operations are based on estimates that are subject to risks and uncertainties. There is an inherent risk that we may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. Should this occur, we plan to implement cash saving measures during this time, including reductions in discretionary expenses related to consultants, travel, personnel, and personnel-related costs. If necessary, we believe we can raise additional capital through our at-the-market offering agreement. The above measures will provide us with the liquidity and flexibility we need to continue to operate and meet our obligations as they come due for the next 12 months from the filing date of this Quarterly Report. However, there can be no assurance that we will be able to execute or successfully implement such measures as these measures are not solely within our control.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and Transportation as a service ("TaaS"). Levo utilizes our proprietary V2G technology, and the conditional capital contribution commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their conditional capital contribution commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 11, in the Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants related Securities Purchase Agreement (as defined in the Company's 2022 Form 10-K).
Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”),, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified us that they would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, we received a partial shipment of the DC Chargers, for which we paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of March 31, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent we and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, we believe we have no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of the DC Chargers’ delivery date, and regardless of any non-conformance. On November 2, 2022, Rhombus filed a demand for arbitration against us for breach of contract in connection with the dispute. Rhombus has alleged that we failed to pay certain purchase orders for D.C. electric vehicle chargers (“V2G Chargers”) totaling $5.0 million. In response, we have asserted counterclaims for breach of express warranty, fraudulent inducement (misrepresentation), fraudulent inducement (concealment), violation of California’s Business and Professions Code § 17200, promissory estoppel, and unjust enrichment. We have alleged that Rhombus fraudulently induced us into the purchase of the V2G Chargers by both omitting certain facts including but not limited to Rhombus’ inability to develop, commission, maintain, and service the technology necessary to provide V2G Chargers conforming to those promised under the parties’ contract. Rhombus and us are actively engaged in discovery. A final arbitration hearing date has not yet been set, but we expect it to be scheduled for the fourth quarter of 2023. We believe that the supplier’s position does not have merit and we intend to exercise all available rights and remedies in our defense. The outcome of any such proceeding is inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,831,702)	$(8,449,889)
Investing activities	1,314,030	(250,861)
Financing activities	604,821	(2,073)
Effect of exchange rate on cash and restricted cash	5,413	146,949
Net decrease in cash and restricted cash	$(3,907,438)	$(8,555,874)
Net cash used in operating activities during the three months ended March 31, 2023 was $5.8 million as compared to net cash used of $8.4 million in the three months ended March 31, 2022. The $2.6 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the three months ended March 31, 2023 as compared to the same prior period. Working capital during the three months ended March 31, 2023 was impacted by, among other items, higher net loss of $7.7 million, resulting from increases in compensation expenses, increases in professional fees related to internal operational reviews, increases in governance and other public company costs, and cash purchases to fund higher inventory levels. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the three months ended March 31, 2023, cash provided by investing activities was $1.3 million as compared to net cash used for investing activities of $0.25 million during the three months ended March 31, 2022. Net cash provided by investing activities were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the three months ended March 31, 2023 was $0.6 million, of which $0.5 million was the proceeds from direct offering, partially offset by issuance cost, and $0.1 million was provided in connection with the proceeds from the at-the-market common stock offering. Net cash used for financing activities for the three months ended March 31, 2022 was very minimal.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on its historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2022 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2022 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2022 Form 10-K.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2023.
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
The Company will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of the Company’s first fiscal year following the fifth anniversary of Newborn’s IPO, (b) the last date of the Company’s fiscal year in which the Company has total annual gross revenue of at least $1.235 billion, (c) the date on which the Company is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that due to the material weaknesses in our internal control over financial reporting previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2023. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 to address the identified material weaknesses are ongoing.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2022 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2022 Form 10-K, please refer to Part II, Item 9A of our 2022 Form 10-K.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Other than as disclosed in Note 17 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which are included herein, there are no material changes to the disclosures previously reported in our 2022 Form 10-K. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. "Risk Factors” in our 2022 Form 10‑K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2022 Form 10‑K.

Our stock price has recently fallen below the Nasdaq Capital Market’s minimum closing bid price requirement of $1.00 per share for 30 consecutive days. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital
Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On April 14, 2023, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”) and which provided us a grace period of 180 calendar days, or until October 11, 2023, to regain compliance with the minimum bid price requirement. We may achieve compliance during this 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days before October 11, 2023. If we fail to regain compliance on or prior to October 11, 2023, we may be eligible for an additional 180 day compliance period. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a reverse stock split in order to remain listed on the Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock. If our common stock is delisted from the Nasdaq Capital Market, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot ensure that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Market Offering Agreement, dated January 31, 2023, by and between the Company and Craig-Hallum Capital LLCHallum Capital Group LLC	8-K	10.1	1/31/2023
10.2^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated February 17, 2023	8-K	10.1	2/17/2023
10.3^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated April 14, 2023	8-K	10.1	4/14/2023
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
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
May 11, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer