Form 10-Q
period 2023-06-30
Nuvve Holding Corp.
filed 2023-08-11
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
☐ Yes   ☒ No
As of August 3, 2023, 32,211,991 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$11,059,004	$15,753,896
Restricted cash	480,000	480,000
Accounts receivable, net	2,027,621	1,121,694
Inventories	8,939,296	11,551,831
Prepaid expenses	1,556,991	1,487,582
Other current assets	1,139,212	1,454,563
Total current assets	25,202,124	31,849,566

Property and equipment, net	652,658	636,944
Intangible assets, net	1,271,921	1,341,640
Investment in equity securities	670,951	1,670,951
Investment in leases	117,436	97,054
Right-of-use operating lease assets	5,076,837	5,305,881
Financing receivables	288,872	288,872
Security deposit, long-term	8,682	8,682
Total assets	$33,289,481	$41,199,590

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$796,435	$2,390,422
Due to customers	2,980,318	—
Accrued expenses	4,214,358	3,347,399
Deferred revenue	1,103,058	1,221,497
Operating lease liabilities - current	856,635	824,326
Other liabilities	112,721	113,844
Total current liabilities	10,063,525	7,897,488

Operating lease liabilities - noncurrent	4,867,157	5,090,170
Warrants liability	290,848	220,884
Derivative liability - non-controlling redeemable preferred shares	353,006	359,225
Other long-term liabilities	538,563	393,179
Total liabilities	16,113,099	13,960,946

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $3,604,576 and $3,464,606 at June 30, 2023 and December 31, 2022, respectively	3,870,697	3,547,765
Class D Incentive units, zero par value, 1,000,000 units authorized; 50,000 and 250,000 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively	153,778	445,479
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 31,257,041 and 24,272,150 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,126	2,427
Additional paid-in capital	150,076,184	144,073,505
Accumulated other comprehensive income	86,415	76,182
Accumulated deficit	(132,615,484)	(116,956,528)
Nuvve Holding Corp. Stockholders’ Equity	17,550,241	27,195,586
Non-controlling interests	(4,398,334)	(3,950,186)
Total stockholders’ equity	13,151,907	23,245,400
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$33,289,481	$41,199,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Products and services	$2,049,009	$1,068,029	$3,829,394	$3,321,813
Grants	71,118	233,698	145,519	350,947
Total revenue	2,120,127	1,301,727	3,974,913	3,672,760
Operating expenses
Cost of product and service revenue	1,951,116	1,034,596	3,412,020	3,176,908
Selling, general, and administrative	6,097,336	8,136,522	12,269,360	15,762,072
Research and development	2,387,215	2,170,139	4,487,303	4,305,714
Total operating expenses	10,435,667	11,341,257	20,168,683	23,244,694

Operating loss	(8,315,540)	(10,039,530)	(16,193,770)	(19,571,934)
Other income (expense)
Interest income, net	20,644	6,945	88,981	8,403
Change in fair value of warrants liability	143,794	4,585,000	(69,964)	9,361,000
Change in fair value of derivative liability	83,059	(32,536)	6,219	20,936
Other, net	83,946	22,020	524,332	(7,767)
Total other income, net	331,443	4,581,429	549,568	9,382,572
Loss before taxes	(7,984,097)	(5,458,101)	(15,644,202)	(10,189,362)
Income tax expense	—	—	—	—
Net loss	$(7,984,097)	$(5,458,101)	$(15,644,202)	$(10,189,362)
Less: Net income (loss) attributable to non-controlling interests	8,466	(189,945)	14,754	(290,878)
Net loss attributable to Nuvve Holding Corp.	$(7,992,563)	$(5,268,156)	$(15,658,956)	$(9,898,484)
Less: Preferred dividends on redeemable non-controlling interests	70,678	65,296	139,970	129,311
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	161,466	322,932	322,932
Net loss attributable to Nuvve Holding Corp. common stockholders	$(8,224,707)	$(5,494,918)	$(16,121,858)	$(10,350,727)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(0.30)	$(0.29)	$(0.62)	$(0.55)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	27,734,130	19,064,854	26,129,789	18,965,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(7,984,097)	$(5,458,101)	$(15,644,202)	$(10,189,362)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	1,299	(26,314)	10,233	(39,998)
Total Comprehensive loss	$(7,982,798)	$(5,484,415)	$(15,633,969)	$(10,229,360)
Less: Comprehensive income (loss) attributable to non-controlling interests	8,466	(189,945)	14,754	(290,878)
Comprehensive loss attributable to Nuvve Holding Corp.	$(7,991,264)	$(5,294,470)	$(15,648,723)	$(9,938,482)
Less: Preferred dividends on redeemable non-controlling interests	(70,678)	(65,296)	(139,970)	(129,311)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(161,466)	(322,932)	(322,932)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(7,759,120)	$(5,067,708)	$(15,185,821)	$(9,486,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	24,272,150	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	91,300	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Proceeds from Direct Offering, net of offering costs	543,478	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	78,638	8	136,709	—	—	—	136,717
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	24,985,566	2,498	146,094,334	85,116	(124,622,921)	(4,174,656)	17,384,371
Exercise of stock options and vesting of restricted stock options	624,400	62	391,129	—	—	—	391,191
Stock-based compensation	—	—	1,069,188	—	—	—	1,069,188
Proceeds from Direct Offering, net of offering costs	4,310,711	432	1,876,760	—	—	—	1,877,192
Proceeds from common stock offering, net of offering costs	1,336,364	134	644,773	—	—	—	644,907
Currency translation adjustment	—	—	—	1,299	—	—	1,299
Preferred dividends - non-controlling interest	—	—	—	—	—	(70,678)	(70,678)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,992,563)	8,466	(7,984,097)
Balances June 30, 2023	31,257,041	$3,126	$150,076,184	$86,415	$(132,615,484)	$(4,398,334)	$13,151,907

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(15,644,202)	$(10,189,362)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	156,290	137,755
Stock-based compensation	2,069,227	3,357,859
Change in fair value of warrants liability	69,964	(9,361,000)
Change in fair value of derivative liability	(6,219)	(20,936)
Gains from sale of investments in equity securities	(325,155)	—
Noncash lease expense	233,730	283,251
Change in operating assets and liabilities
Accounts receivable	(903,652)	(74,278)
Inventory	2,612,535	322,156
Prepaid expenses and other assets	249,728	(1,462,221)
Accounts payable	(1,595,737)	(2,409,448)
Due to customers	2,980,318	—
Accrued expenses	1,195,845	(684,517)
Deferred revenue	(140,783)	79,576
Net cash used in operating activities	(9,048,111)	(20,021,165)
Investing activities
Purchase of property and equipment	(101,775)	(317,225)
Investments in equity securities	—	(1,000,000)
Proceeds from sale of investments in equity securities	1,325,155	—
Net cash provided (used) in investing activities	1,223,380	(1,317,225)
Financing activities
Proceeds from forward option put exercise	—	1,994,073
Proceeds from Direct Offering of common stock, net of offering costs	2,347,192	—
Proceeds from common stock offering, net of offering costs	781,624	1,859,685
Payment of finance lease obligations	(4,480)	(4,425)
Proceeds from exercise of stock options	—	173,575
Net cash provided in financing activities	3,124,336	4,022,908
Effect of exchange rate on cash	5,503	(54,796)
Net decrease in cash and restricted cash	(4,694,892)	(17,370,278)
Cash and restricted cash at beginning of year	16,233,896	32,740,520
Cash and restricted cash at end of period	$11,539,004	$15,370,242

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
During the six months ended June 30, 2023, there were no significant updates made to the Company’s significant accounting policies.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the unaudited condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $132.6 million as of June 30, 2023. Nuvve incurred operating losses of approximately $16.2 million as of the six months ended June 30, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Nuvve cash used in operations were $9.0 million for the six months ended June 30, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of June 30, 2023, Nuvve had a cash balance, working capital, and stockholders’ equity of $11.1 million, $15.1 million and $13.2 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2023:

	June 30, 2023	December 31, 2022
Assets
Cash	$27,393	$27,629
Prepaid expenses and other current assets	2,394	59,794
Total Assets	$29,787	$87,423

Liabilities
Accounts payable	$8,380	$8,165
Accrued expenses and dividend payable	466,576	336,713
Derivative liability - non-controlling redeemable preferred shares	353,006	359,225
Total Liabilities	$827,962	$704,103

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of June 30, 2023 and December 31, 2022 was $480,000.
Concentrations of Credit Risk
At June 30, 2023 and December 31, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and six months ended June 30, 2023 two and one customers accounted for 28.4% and 27.5% of revenue, respectively. For the three and six months ended June 30, 2022 three and two customers accounted for 54.9% and 58.8% of revenue, respectively.

During the three and six months ended June 30, 2023, the Company's top five customers accounted for approximately 53.5% and 52.1%, respectively, of the Company’s total revenue. During the three and six months ended June 30, 2022, the Company's top five customers accounted for approximately 71.8% and 70.1%, respectively, of the Company’s total revenue.

At June 30, 2023, three customers accounted for 54.7% of accounts receivable. At December 31, 2022, three customers accounted for 40.6% of accounts receivable.

Approximately 69.2% and 53.6% of the Company’s trade accounts receivable balance was with five customers at June 30, 2023 and December 31, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

Recently issued accounting pronouncements not yet adopted
None applicable.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized over time:
Services	$502,286	$73,522	$853,785	$268,172
Grants	71,118	233,698	145,519	350,947
Revenue recognized at point in time:
Products	1,546,723	994,507	2,975,609	3,053,641
Total revenue	$2,120,127	$1,301,727	$3,974,913	$3,672,760
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of June 30, 2023 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2023 (remaining six months)	$61,468
2024	756,781
2025	79,343
2026	43,501
Thereafter	161,966
Total (1)	$1,103,058
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$1,979,610	$1,125,586	$3,738,063	$3,353,976
United Kingdom	—	99,995	33,483	137,385
Denmark	140,517	76,146	203,367	181,399
	$2,120,127	$1,301,727	$3,974,913	$3,672,760
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	June 30, 2023	December 31, 2022
Long-lived assets:
United States	$1,707,806	$1,795,267
United Kingdom	3,611	1,335
Denmark	213,162	181,982
	$1,924,579	$1,978,584

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2023	Total Gains (Losses) For The Three Months Ended June 30, 2023	Total Gains (Losses) For The Six Months Ended June 30, 2023
Recurring fair value measurements
Private warrants	$—	$—	$216	$216	$784	$1,784
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—	$—
Institutional/Accredited Investor warrants	$—	$—	$290,632	$290,632	$143,010	$(71,748)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$353,006	$353,006	$83,059	$6,219
Total recurring fair value measurements	$—	$—	$643,854	$643,854	$226,853	$(63,745)

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2022	Total Gains (Losses) For The Three Months Ended June 30, 2022	Total Gains (Losses) For The Six Months Ended June 30, 2022
Recurring fair value measurements
Private warrants	$—	$—	$2,000	$2,000	$251,000	$684,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	4,334,000	8,677,000
Institutional/Accredited Investor warrants	$—	$—	$218,884	$218,884	$—	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$359,225	$359,225	$(32,536)	$20,936
Total recurring fair value measurements	$—	$—	$580,109	$580,109	$4,552,464	$9,381,936
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023:

	Private warrants	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2022	$2,000	$—	$218,884	$359,225
Total (gains) losses for period included in earnings	(1,000)	—	214,758	76,840
Balance at March 31, 2023	$1,000	$—	433,642	$436,065
Total (gains) losses for period included in earnings	(784)	—	(143,010)	(83,059)
Balance at June 30, 2023	$216	$—	$290,632	$353,006

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Private Warrants was estimated at June 30, 2023 using the Black-Scholes model which used the following inputs: term of 2.72 years, risk free rate of 4.60%, no dividends, volatility of 61.0%, and strike price of $11.50.

The fair value of the level 3 Private Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.22 years, risk free rate of 4.20%, no dividends, volatility of 67.0%, and strike price of $11.50.

The fair value of the level 3 Institutional/Accredited Investor warrants was estimated at June 30, 2023 using the Black-Scholes model which used the following inputs: term of 4.60 years, risk free rate of 4.21%, no dividends, volatility of 62.0%, common stock price of $0.60, and strike price of $3.75.

The fair value of the level 3 Institutional/Accredited Investor Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 5.10 years, risk free rate of 3.97%, no dividends, volatility of 62.0%, common stock price of $0.50, and strike price of $3.75.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at June 30, 2023:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at June 30, 2023, the Company has determined that it is unlikely that the unvested warrants will vest.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at June 30, 2022:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at June 30, 2022, the Company has determined that it is unlikely that the unvested warrants will vest.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at June 30, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.09 years to 7.0 years, risk free rate of 4.1%, no dividends, volatility of 66.0% and probability of redemptions triggered of 75.0%.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.60 years to 7.0 years, risk free rate of 4.0%, no dividends, volatility of 63.0% and probability of redemptions triggered of 75.0%.

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

The following table displays the fair value of derivatives by balance sheet line item:

	June 30, 2023	December 31, 2022

Derivative liability - non-controlling redeemable preferred shares	$353,006	$359,225

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for each of the three and six months ended June 30, 2023 and 2022. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		June 30, 2023	December 31, 2022
Trade receivables		$2,046,709	$1,149,301
Interest receivable		46,736	31,227
Less: allowance for credit losses		(65,824)	(58,834)
	Accounts receivable, net	$2,027,621	$1,121,694

Allowance for doubtful accounts:

	Balance December 31, 2022	$(58,834)
	Provision	—
	Write-off	(6,990)
	Recoveries	—
	Balance at June 30, 2023	$(65,824)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	June 30, 2023	December 31, 2022
DC Chargers	$6,634,042	$9,248,398
AC Chargers	164,879	123,247
Vehicles - School Buses	1,620,000	1,620,000
Others	520,375	560,186
Total	$8,939,296	$11,551,831

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			June 30, 2023	December 31, 2022
Computers & Servers	1 year	to	3 years	$153,524	$130,417
Vehicles	5 years	to	7 years	139,788	139,788
Office furniture and equipment	3 years	to	5 years	356,473	326,613
Others (1)	5 years	to	7 years	309,126	256,685
Total				958,911	853,503
Less: Accumulated Depreciation				(306,253)	(216,559)
Property, plant and equipment, net				$652,658	$636,944

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$46,571	$36,290	$96,529	$62,265
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Intangible Assets
At both June 30, 2023 and December 31, 2022, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,859 each for the three months ended June 30, 2023 and 2022. Amortization expense of intangible assets was $69,719 each for the six months ended June 30, 2023 and 2022. Accumulated amortization totaled $819,635 and $749,916 at June 30, 2023 and December 31, 2022, respectively.

The net amount of intangible assets of $1,271,921 at June 30, 2023, will be amortized over the weighted average remaining life of 9.3 years.
Total estimated future amortization expense is as follows:

2023 (remaining six months)	$69,717
2024	139,437
2025	139,437
2026	137,770
2027	132,770
Thereafter	652,790
$1,271,921

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of June 30, 2023, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
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
2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the six months ended June 30, 2023, the Company sold 1,415,002 shares of common stock pursuant to the ATM Agreement at an average price of $0.63 per share for aggregate net proceeds of approximately $0.8 million.
February 2023 Registered Direct Offering

On February 17, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 543,478 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $0.92 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
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
June 2023 Registered Direct Offering
On June 6, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 2,492,530 shares of common stock in a registered direct offering (the “June 2023 Offering”). The offering price for the shares was $0.40 per share of common stock. The closing of the June 2023 Offering occurred on June 6, 2023. The aggregate gross proceeds from the June 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the June 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 2,150,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants to purchase an aggregate of 1,850,000 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “Warrants”) to purchase an aggregate of 4,000,000 shares of Common Stock in a

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
registered direct offering (the “Offering”). The Offering closed on July 29, 2022. The aggregate gross proceeds to the Company from the Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Pre-Funded Warrants were exercised as of December 31, 2022.

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of June 30, 2023 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2023:

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 4,000,000 shares. As of June 30, 2023, there is an aggregate of 7,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 2,754,306 shares of common stock remained available for future issuance under the 2020 Plan as of August 3, 2023. Forfeitures are accounted for as it occurs.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options	$667,923	$548,652	$1,350,871	$1,370,758
Restricted stock	389,646	1,187,254	985,807	1,801,093
Stock options - modified options	11,618	25,459	24,250	45,158
Profit interest units	34,219	140,850	(291,701)	140,850
Total	$1,103,406	$1,902,215	$2,069,227	$3,357,859
The following is a summary of the stock option activity under the 2010 Plan for the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	853,507	2.91	5.70	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,409)	4.66	—	—
Expired/Cancelled	(23,893)	6.54	—	—
Outstanding - June 30, 2023	821,205	2.58	5.44	—
Options Exercisable at June 30, 2023	798,366	2.60	3.67	—
Option Vested at June 30, 2023	798,366	2.60	3.67	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	1,711,112	11.71	8.46	—
Granted	115,800	0.57	—	—
Exercised	—	—	—	—
Forfeited	(24,638)	6.52	—	—
Expired/Cancelled	(7,887)	10.43	—	—
Outstanding - June 30, 2023	1,794,387	11.07	8.06	8,928
Options Exercisable at June 30, 2023	794,849	13.25	7.66	—
Option Vested at June 30, 2023	794,849	13.25	7.66	—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.26.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and six months ended June 30, 2023, was $11,618 and $24,250, respectively. The amount of additional compensation expense for the three and six months ended June 30, 2022, was $25,459 and $45,158, respectively.
Other Information:

	Six Months Ended June 30,
	2023	2022
Amount received from option exercised	$—	$173,575

	June 30, 2023		Weighted average remaining recognition period
Total unrecognized options compensation costs	$4,763,476		2.34
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2022, and changes during the six months ended June 30, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	436,259	6.43
Granted (1)	1,432,446	0.52
Vested/Release	(1,078,720)	1.22
Cancelled/Forfeited	(57,832)	4.61
Nonvested and Outstanding at June 30, 2023	732,153	2.68
__________________
(1) Includes 832,322 shares awarded for the 2022 employee annual bonus with fair value of $391,191 issued during the second quarter ended June 30, 2023.
As of June 30, 2023, there was $960,879 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.75 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$—	$—	$—	$—
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2023, there was no material change from the year ended December 31, 2022 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to Nuvve Holding Corp. common stockholders	$(8,224,707)	$(5,494,918)	$(16,121,858)	$(10,350,727)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	27,734,130	19,064,854	26,129,789	18,965,167
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.30)	$(0.29)	$(0.62)	$(0.55)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options issued and outstanding	2,522,952	2,688,173	2,511,308	2,858,756
Nonvested restricted stock issued and outstanding	383,617	869,945	344,987	867,793
Public warrants	2,875,000	2,875,000	2,875,000	2,875,000
Private warrants	136,250	136,250	136,250	136,250
PIPE warrants	1,353,750	1,353,750	1,353,750	1,353,750
Stonepeak and Evolve warrants	6,000,000	6,000,000	6,000,000	6,000,000
Stonepeak and Evolve options	5,000,000	5,000,000	5,000,000	5,000,000
Institutional/Accredited Investor Warrants	4,000,000	—	4,000,000	—
Total	22,271,569	18,923,118	22,221,295	19,091,549

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and six months ended June 30, 2023, the Company recognized revenue of zero and $65,670, respectively, from an entity that is an investor in the Company. During the three and six months ended June 30, 2022, the Company recognized revenue of zero and $28,000, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of approximately zero at both June 30, 2023 and December 31, 2022 from the same entity that is an investor in the Company.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2023	December 31, 2022

Operating lease assets	Right-of-use operating lease assets	$5,076,837	5,305,881
Finance lease assets	Property, plant and equipment, net	15,918	18,467
Total lease assets		$5,092,755	$5,324,348

Operating lease liabilities - current	Operating lease liabilities - current	$856,635	824,326
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,867,157	5,090,170
Finance lease liabilities - current	Other liabilities	7,318	7,184
Finance lease liabilities - noncurrent	Other long-term liabilities	10,513	12,959
Total lease liabilities		$5,741,623	$5,934,639

The components of lease expense are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2023	2022	2023	2022

Operating lease expense	Selling, general and administrative	$228,633	$164,076	$457,267	$340,597
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,432	1,451	2,855	7,391
Interest on finance lease liabilities	Interest income, net	464	599	957	1,238
Total lease expense		$230,529	$166,126	$461,079	$349,226

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2023	June 30, 2023
2023	$441,493	$3,659
2024	892,212	7,318
2025	893,046	7,318
2026	921,273	1,830
2027	946,683	—
Thereafter	3,798,553	—
Total lease payments	7,893,260	20,125
Less: interest	(2,169,468)	(2,295)
Total lease obligations	$5,723,792	$17,830

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease terms (in years):
Operating lease	8.3	9.0
Finance lease	2.8	3.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$229,044	$80,869
Operating cash flows - finance leases	$4,686	$1,238
Financing cash flows - finance leases	$4,480	$4,425

Leased assets obtained in exchange for new finance lease liabilities	$15,918	$20,827
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2023	2022	2023	2022

Sublease lease income	Other, net	$101,915	$20,125	$231,685	$20,125
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $117,436 and $97,054 at June 30, 2023 and December 31, 2022, respectively.
Lease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Lease income	Products and services	$24,027	$—	$24,027	$—
Interest income	Products and services	3,835		6,430	—
Total lease income		$27,862	$—	$30,457	$—

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2023 and 2022, $233,333 and $200,000, respectively, were paid under the research agreement. In October 2022, the agreement was renewed for one year through August 2023. At June 30, 2023, $66,667 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2023 and December 31, 2022, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2023, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)    Purchase Commitments

On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”), for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of June 30, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent Nuvve and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, Nuvve believes it has no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of the DC Chargers’ delivery date, and regardless of any non-conformance. On November 2, 2022, Rhombus filed a demand for arbitration against the Company for breach of contract in connection with the dispute. Rhombus has alleged the Company failed to pay certain purchase orders for D.C. electric vehicle chargers (“V2G Chargers”) totaling approximately $5.0 million. In response, the Company has asserted counterclaims for breach of express warranty, fraudulent inducement (misrepresentation), fraudulent inducement (concealment), violation of California’s Business and Professions Code § 17200, promissory estoppel, and unjust enrichment. The Company has alleged Rhombus fraudulently induced the Company into the purchase of the V2G Chargers by both omitting certain facts including but not limited to Rhombus’ inability to develop, commission, maintain, and service the technology necessary to provide V2G Chargers conforming to those promised under the parties’ contract. Rhombus and the Company are actively engaged in discovery. A final arbitration hearing date has been set for April 29 through May 4, 2024. Nuvve believes the supplier’s position does not have merit and Nuvve intends to exercise all available rights and remedies in its defense. The outcome of any such proceeding is inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors.

(f)    Due to Customers
During the quarter ended June 30, 2023, the Company received $3.05 million in Environmental Protection Agency’s 2022 Clean School Bus Rebates on behalf of its customers. The Company is partnering with these customers to implement their Clean School Bus programs. Through June 30, 2023, the Company had invoiced and retained $74,308 for products and services provided to these customers under the grant award, and the remaining balance of $2.98 million represents the amount due to customers, which the Company has recorded in the condensed consolidated balance sheets.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2023, Levo had accumulated unpaid accrued preferred dividends of $466,576, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At June 30, 2023, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$466,576	$3,604,576

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the six months ended June 30, 2023, Levo accreted $322,932 resulting in the carrying value of the redeemable preferred stock of $3,870,697.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at June 30, 2023:

	June 30, 2023	December 31, 2022
Balance at December 31, 2022	$(3,950,186)	(2,501,633)
Net income (loss) attributable to non-controlling interests	$14,754	(538,841)
Less: dividends paid to non-controlling interests	139,970	263,846
Less: Preferred share accretion adjustment	322,932	645,866
Non-controlling interests	$(4,398,334)	$(3,950,186)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to non-controlling interests	$8,466	$(189,945)	$14,754	$(290,878)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	June 30, 2023	December 31, 2022
Beginning balance	$3,547,765	$2,901,899
Preferred share Accretion adjustment	322,932	645,866
Ending balance	$3,870,697	$3,547,765

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

During the three and six months ended June 30, 2023, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $34,219 and $62,451, respectively. During the three and six months ended June 30, 2022, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $140,850 each, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of June 30, 2023.

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

A summary of the status of the Company’s Class D Incentive Units as of December 31, 2022, and changes during the six months ended June 30, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	250,000	13.28
Granted	—	—
Vested	—	—
Cancelled (1)	200,000	12.49
Nonvested and Outstanding at June 30, 2023	50,000	12.49
__________________
(1) Cancelled units represents unvested units granted to cliff vest on the grant anniversary date. However, the employees were terminated before the grant date anniversary. As a result, the previously recognized expenses of $421,371 was reversed.

As of June 30, 2023, there was $345,833 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 2.75 years.

Note 19 - Subsequent Events

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
Our estimated backlog on June 30, 2023, was $6.1 million, which we expect to be earned in future periods.

Results of Operations
Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenue
Products and services	$2,049,009	$1,068,029	$980,980	92%	$3,829,394	$3,321,813	$507,581	15%
Grants	71,118	233,698	(162,580)	(70)%	145,519	350,947	(205,428)	(59)%
Total revenue	2,120,127	1,301,727	818,400	63%	3,974,913	3,672,760	302,153	8%
Operating expenses
Cost of product and service revenue	1,951,116	1,034,596	916,520	89%	3,412,020	3,176,908	235,112	7%
Selling, general and administrative expenses	6,097,336	8,136,522	(2,039,186)	(25)%	12,269,360	15,762,072	(3,492,712)	(22)%
Research and development expense	2,387,215	2,170,139	217,076	10%	4,487,303	4,305,714	181,589	4%
Total operating expenses	10,435,667	11,341,257	(905,590)	(8)%	20,168,683	23,244,694	(3,076,011)	(13)%
Operating loss	(8,315,540)	(10,039,530)	1,723,990	(17)%	(16,193,770)	(19,571,934)	3,378,164	(17)%
Other income (expense)
Interest income (expense)	20,644	6,945	13,699	197%	88,981	8,403	80,578	959%
Change in fair value of warrants liability	143,794	4,585,000	(4,441,206)	(97)%	(69,964)	9,361,000	(9,430,964)	(101)%
Change in fair value of derivative liability	83,059	(32,536)	115,595	(355)%	6,219	20,936	(14,717)	(70)%
Other, net	83,946	22,020	61,926	281%	524,332	(7,767)	532,099	NM
Total other income, net	331,443	4,581,429	(4,249,986)	(93)%	549,568	9,382,572	(8,833,004)	(94)%
Loss before taxes	(7,984,097)	(5,458,101)	(2,525,996)	46%	(15,644,202)	(10,189,362)	(5,454,840)	54%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(7,984,097)	$(5,458,101)	$(2,525,996)	46%	$(15,644,202)	$(10,189,362)	$(5,454,840)	54%
Less: Net income (loss) attributable to non-controlling interests	8,466	(189,945)	198,411	(104)%	14,754	(290,878)	305,632	(105)%
Net loss attributable to Nuvve Holding Corp.	$(7,992,563)	$(5,268,156)	$(2,724,407)	52%	$(15,658,956)	$(9,898,484)	$(5,760,472)	58%
________________
NM - Not Meaningful

Revenue

Total revenue was $2.1 million for the three months ended June 30, 2023, compared to $1.3 million for the three months ended June 30, 2022, an increase of $0.8 million, or 62.9%. The increase was primarily attributed to a $1.0 million increase in products and services revenue due to higher customers sales orders and shipments, partially offset by a decrease in grants of $0.16 million. Products and services revenue for the three months ended June 30, 2023, consisted of sales of DC and AC Chargers of about $1.54 million, grid services revenue of $0.09 million, and engineering services of $0.42 million.

Total revenue was $4.0 million for the six months ended June 30, 2023, compared to $3.7 million for the six months ended June 30, 2022, an increase of $0.3 million, or 8.2%. The increase was primarily attributed to a $0.5 million increase in products and services revenue due to higher customers sales orders and shipments, partially offset by a decrease in grants of $0.21 million. Products and services revenue for the six months ended June 30, 2023, consisted of sales of DC and AC Chargers of about $2.95 million, grid services revenue of $0.22 million, and engineering services of $0.64 million. Additionally, products and services for the six months ended June 30, 2022 included school bus revenue of $1.73 million which did not recur in 2023.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended June 30, 2023, increased by $0.92 million to $2.0 million compared to $1.0 million for the three months ended June 30, 2022 due to higher customers sales orders and shipments. Products and services margin increased to 4.8% for the three months ended June 30, 2023 compared to 3.1% in the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales offset by a lower mix of engineering services in the current quarter.
Cost of products and services revenue for the six months ended June 30, 2023, increased by $0.2 million to $3.4 million compared to $3.2 million for the six months ended June 30, 2022 due to higher customers sales orders and shipments. Products and services margin increased to 10.9% for the six months ended June 30, 2023 compared to 4.4% in the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales offset by a lower mix of engineering services in the current quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2023, as compared to $8.1 million for the three months ended June 30, 2022, a decrease of $2.0 million, or 25.1%.
Selling, general and administrative expenses were $12.3 million for the six months ended June 30, 2023, as compared to $15.8 million for the six months ended June 30, 2022, a decrease of $3.5 million, or 22.2%.
The decrease during the three months ended June 30, 2023 was primarily attributable to decreases in compensation expenses of $0.7 million, including share-based compensation, decreases in travel related expenses of $0.3 million, decreases in professional fees related to internal operational reviews of $0.9 million, decreases in governance and other public company costs of $0.4 million, decreases in insurance related expenses of $0.3 million, partially offset by increased in professional fees related to audit services of $0.6 million, and software subscription expenses of $0.2 million. Expenses resulting from the consolidation of Levo's activities during the three months ended June 30, 2023, contributed $0.4 million to the decrease in selling, general and administrative expenses.
The decrease during the six months ended June 30, 2023 was primarily attributable to decreases in compensation expenses of $0.9 million, including share-based compensation, decreases in legal expenses of $0.2 million, decreases in travel related expenses of $0.3 million, decreases in employee recruiting related expenses of $0.2 million, decreases in professional fees related to internal operational reviews of $2.0 million, decreases in governance and other public company costs of $0.2 million, decrease in insurance related expenses of $0.5 million, partially offset by increased in professional fees related to audit services of $0.8 million, increased in rent expenses related to the main corporate office and warehouse of $0.1 million, and software subscription expenses of $0.5 million. Expenses resulting from the consolidation of Levo's activities during the six months ended June 30, 2023, contributed $0.6 million to the decrease in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.2 million, or 10%, from $2.2 million for the three months ended June 30, 2022 to $2.4 million for the three months ended June 30, 2023. Research and development expenses increased by $0.2 million, or 4%, from $4.3 million for the six months ended June 30, 2022 to $4.5 million for the six months ended June 30, 2023. The increases during the three and six months ended June 30, 2023 was primarily attributable to increase in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $4.2 million from $4.6 million of other income for the three months ended June 30, 2022, to $0.3 million in other income for the three months ended June 30, 2023. The decrease during the three months ended June 30, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability.
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $8.8 million from $9.38 million of other income for the six months ended June 30, 2022, to $0.5 million in other income for the six months ended June 30, 2023. The decrease during the six months ended June 30, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability, partially offset by gains realized from the sale of our equity investment in Switch EV Ltd (See Note 6).
Income Taxes
In the three and six months ended June 30, 2023 and 2022, we recorded no material income tax expenses. The income tax expenses during the three and six months ended June 30, 2023 and 2022 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss increased by $2.5 million, or 46.3%, from $5.5 million for the three months ended June 30, 2022, to $8.0 million for the three months ended June 30, 2023. The increase in net loss was primarily due to a decrease in other income of $4.2 million, partially offset by increase in revenue of $0.8 million, and a decrease in operating expenses of $0.9 million, for the aforementioned reasons.
Net loss increased by $5.5 million, or 53.5%, from $10.2 million for the six months ended June 30, 2022, to $15.6 million for the six months ended June 30, 2023. The increase in net loss was primarily due to a decrease in other income of $8.8 million, partially offset by increase in revenue of $0.3 million, and a decrease in operating expenses of $3.1 million, for the aforementioned reasons.
Net Income (Loss) Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was $0.01 million each, respectively, for the three and six months ended June 30, 2023 compared to Net loss attributable to non-controlling interest of $0.19 million and $0.29 million, respectively, for the three and six months ended June 30, 2022.
Net income (loss) is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the three and six months ended June 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $16.2 million as of the six months ended June 30, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Our cash used in operations were $9.0 million as of the six months ended June 30, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of June 30, 2023, we had a cash balance, working capital, and stockholders’ equity of $11.1 million, $15.1 million and $13.2 million, respectively.
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
2023 ATM Offering Program
On January 31, 2023, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which we may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. Due to the offering limitations applicable to us under the Baby Shelf Rule and our public float as of the date of filing of our Annual Report on Form 10-K, and in accordance with the ATM Agreement, we could offer shares having an aggregate offering price of up to $4,000,000, pursuant to the prospectus supplement dated April 14, 2023, filed in connection with the ATM Agreement. We paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares and reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the six months ended June 30, 2023, we sold 1,415,002 shares of common stock pursuant to the ATM Agreement at an average price of $0.63 per share for aggregate net proceeds of approximately $0.8 million.

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
June 2023 Registered Direct Offering
On June 6, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 2,492,530 shares of common stock in a registered direct offering (the “June 2023 Offering”). The offering price for the shares was $0.40 per share of common stock. The closing of the June 2023 Offering occurred on June 6, 2023. The aggregate gross proceeds from the June 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the June 2023 Offering and received a sales commission of 6.0% of the gross proceeds.

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
Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”),, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified us that they would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, we received a partial shipment of the DC Chargers, for which we paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of June 30, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

No amendments to the original PO have been executed. To the extent we and the supplier are unable to align on mutually agreeable terms to resolve the dispute relating to the PO, we believe we have no obligation to purchase or accept delivery against the PO given that the supplier failed to timely deliver conforming DC Chargers in accordance with the stated PO terms. The supplier asserts, however, that the original PO was non-cancellable and non-refundable regardless of the DC Chargers’ delivery date, and regardless of any non-conformance. On November 2, 2022, Rhombus filed a demand for arbitration against us for breach of contract in connection with the dispute. Rhombus has alleged that we failed to pay certain purchase orders for D.C. electric vehicle chargers (“V2G Chargers”) totaling approximately $5.0 million. In response, we have asserted counterclaims for breach of express warranty, fraudulent inducement (misrepresentation), fraudulent inducement (concealment), violation of California’s Business and Professions Code § 17200, promissory estoppel, and unjust enrichment. We have alleged that Rhombus fraudulently induced us into the purchase of the V2G Chargers by both omitting certain facts including but not limited to Rhombus’ inability to develop, commission, maintain, and service the technology necessary to provide V2G Chargers conforming to those promised under the parties’ contract. Rhombus and us are actively engaged in discovery. A final arbitration hearing date has been set for April 29 through May 4, 2024. We believe that the supplier’s position does not have merit and we intend to exercise all available rights and remedies in our defense. The outcome of any such proceeding is inherently uncertain, and the amount and/or timing of any liability or expense resulting from such a proceeding is not reasonably estimable at this time. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(9,048,111)	$(20,021,165)
Investing activities	1,223,380	(1,317,225)
Financing activities	3,124,336	4,022,908
Effect of exchange rate on cash and restricted cash	5,503	(54,796)
Net decrease in cash and restricted cash	$(4,694,892)	$(17,370,278)
Net cash used in operating activities during the six months ended June 30, 2023 was $9.0 million as compared to net cash used of $20.0 million in the six months ended June 30, 2022. The $11.0 million decrease in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the six months ended June 30, 2023 as compared to the same prior period. Working capital during the six months ended June 30, 2023 was impacted by, among other items, higher net loss of $15.6 million, resulting from increases in compensation expenses, increases in professional fees related to external audit, and increases in governance and other public company costs. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the six months ended June 30, 2023, cash provided by investing activities was $1.2 million as compared to net cash used for investing activities of $1.3 million during the six months ended June 30, 2022. Net cash provided by investing activities were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the six months ended June 30, 2023 was $3.1 million, of which $2.3 million was the proceeds from direct offering, partially offset by issuance cost, and $0.8 million was provided in connection with the proceeds from the at-the-market common stock offering. Net cash used for financing activities for the six months ended June 30, 2022 was $4.0 million, of which $1.9 million was provided in connection with the proceeds from the at-the-market common stock offering, partially offset by issuance costs, proceeds from forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2023.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that due to the material weaknesses in our internal control over financial reporting previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of June 30, 2023. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 to address the identified material weaknesses are ongoing.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2022 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2022 Form 10-K, please refer to Part II, Item 9A of our 2022 Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated April 14, 2023	8-K	10.1	4/17/2023
10.2^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated June 5, 2023	8-K	10.1	6/06/2023
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
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
August 10, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer