Form 10-Q
period 2023-09-30
Nuvve Holding Corp.
filed 2023-11-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-40296

NUVVE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			86-1617000
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2488 Historic Decatur Road, Suite 200	San Diego,	California	92106
(Address of principal executive offices)			(Zip Code)

	(619)	456-5161
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes   ☒ No
As of November 2, 2023, 44,948,934 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$13,864,646	$15,753,896
Restricted cash	480,000	480,000
Accounts receivable, net	2,669,269	1,121,694
Inventories	6,833,937	11,551,831
Prepaid expenses	1,061,770	1,487,582
Other current assets	1,567,143	1,454,563
Total current assets	26,476,765	31,849,566

Property and equipment, net	686,977	636,944
Intangible assets, net	1,237,062	1,341,640
Investment in equity securities	670,951	1,670,951
Investment in leases	114,865	97,054
Right-of-use operating lease assets	4,959,255	5,305,881
Financing receivables	288,872	288,872
Security deposit, long-term	29,649	8,682
Total assets	$34,464,396	$41,199,590

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$1,684,764	$2,390,422
Due to customers	9,830,000	—
Accrued expenses	3,598,525	3,347,399
Deferred revenue	1,116,511	1,221,497
Operating lease liabilities - current	859,820	824,326
Other liabilities	803,091	113,844
Total current liabilities	17,892,711	7,897,488

Operating lease liabilities - noncurrent	4,746,575	5,090,170
Warrants liability	76,275	220,884
Derivative liability - non-controlling redeemable preferred shares	285,640	359,225
Other long-term liabilities	618,156	393,179
Total liabilities	23,619,357	13,960,946

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $3,676,668 and $3,464,606 at September 30, 2023 and December 31, 2022, respectively	4,032,163	3,547,765
Class D Incentive units, zero par value, 1,000,000 units authorized; 50,000 and 250,000 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	185,004	445,479
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 32,505,010 and 24,272,150 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,251	2,427
Additional paid-in capital	152,100,803	144,073,505
Accumulated other comprehensive income	104,539	76,182
Accumulated deficit	(140,957,114)	(116,956,528)
Nuvve Holding Corp. Stockholders’ Equity	11,251,479	27,195,586
Non-controlling interests	(4,623,607)	(3,950,186)
Total stockholders’ equity	6,627,872	23,245,400
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$34,464,396	$41,199,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Products	$1,772,532	$280,184	$4,748,141	$3,333,825
Services	866,477	207,634	1,720,262	475,806
Grants	73,563	65,869	219,082	416,816
Total revenue	2,712,572	553,687	6,687,485	4,226,447
Operating expenses
Cost of products	2,314,854	215,068	5,037,756	3,114,573
Cost of services	86,371	61,417	775,489	338,820
Selling, general, and administrative	6,481,759	7,163,673	18,751,119	22,925,745
Research and development	2,292,908	1,715,821	6,780,211	6,021,535
Total operating expenses	11,175,892	9,155,979	31,344,575	32,400,673

Operating loss	(8,463,320)	(8,602,292)	(24,657,090)	(28,174,226)
Other income (expense)
Interest income, net	16,213	39,150	105,194	47,553
Change in fair value of warrants liability	214,573	1,852,700	144,609	11,213,700
Change in fair value of derivative liability	67,366	(40,245)	73,585	(19,309)
Other, net	(168,177)	89,222	356,155	81,455
Total other income, net	129,975	1,940,827	679,543	11,323,399
Loss before taxes	(8,333,345)	(6,661,465)	(23,977,547)	(16,850,827)
Income tax expense	—	—	—	—
Net loss	$(8,333,345)	$(6,661,465)	$(23,977,547)	$(16,850,827)
Less: Net income (loss) attributable to non-controlling interests	8,285	(168,985)	23,039	(459,863)
Net loss attributable to Nuvve Holding Corp.	$(8,341,630)	$(6,492,480)	$(24,000,586)	$(16,390,964)
Less: Preferred dividends on redeemable non-controlling interests	72,092	66,601	212,062	195,912
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	161,466	484,398	484,398
Net loss attributable to Nuvve Holding Corp. common stockholders	$(8,575,188)	$(6,720,547)	$(24,697,046)	$(17,071,274)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(0.27)	$(0.31)	$(0.88)	$(0.85)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	32,191,013	21,952,882	28,172,399	19,972,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(8,333,345)	$(6,661,465)	$(23,977,547)	$(16,850,827)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	18,124	(61,299)	28,357	(101,297)
Total comprehensive loss	$(8,315,221)	$(6,722,764)	$(23,949,190)	$(16,952,124)
Less: Comprehensive income (loss) attributable to non-controlling interests	8,285	(168,985)	23,039	(459,863)
Comprehensive loss attributable to Nuvve Holding Corp.	$(8,323,506)	$(6,553,779)	$(23,972,229)	$(16,492,261)
Less: Preferred dividends on redeemable non-controlling interests	(72,092)	(66,601)	(212,062)	(195,912)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(161,466)	(484,398)	(484,398)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(8,089,948)	$(6,325,712)	$(23,275,769)	$(15,811,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	24,272,150	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	91,300	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Proceeds from Direct Offering, net of offering costs	543,478	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	78,638	8	136,709	—	—	—	136,717
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	24,985,566	2,498	146,094,334	85,116	(124,622,921)	(4,174,656)	17,384,371
Exercise of stock options and vesting of restricted stock options	624,400	62	391,129	—	—	—	391,191
Stock-based compensation	—	—	1,069,188	—	—	—	1,069,188
Proceeds from Direct Offering, net of offering costs	4,310,711	432	1,876,760	—	—	—	1,877,192
Proceeds from common stock offering, net of offering costs	1,336,364	134	644,773	—	—	—	644,907
Currency translation adjustment	—	—	—	1,299	—	—	1,299
Preferred dividends - non-controlling interest	—	—	—	—	—	(70,678)	(70,678)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,992,563)	8,466	(7,984,097)
Balances June 30, 2023	31,257,041	3,126	$150,076,184	86,415	(132,615,484)	(4,398,334)	13,151,907
Exercise of stock options and vesting of restricted stock options	1,150,799	116	824,651	—	—	—	824,767
Stock-based compensation	—	—	1,097,016	—	—	—	1,097,016
Proceeds from Direct Offering, net of offering costs	—	—	—	—	—	—
Proceeds from common stock offering, net of offering costs	97,170	9	102,952	—	—	—	102,961
Currency translation adjustment	—	—	—	18,124	—	—	18,124
Preferred dividends - non-controlling interest	—	—	—	—	—	(72,092)	(72,092)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,341,630)	8,285	(8,333,345)
Balances September 30, 2023	32,505,010	$3,251	$152,100,803	$104,539	$(140,957,114)	$(4,623,607)	$6,627,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	18,861,130	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	$27,012,445
Exercise of stock options and vesting of restricted stock	30,370	3	—	—	—	—	3
Stock-based compensation	—	—	1,455,641	—	—	—	1,455,641
Currency translation adjustment	—	—	—	(13,684)	—	—	(13,684)
Preferred dividends - non-controlling interest	—	—	—	—	—	(64,015)	(64,015)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(4,630,328)	(100,933)	(4,731,261)
Balances March 31, 2022	18,891,500	1,891	123,792,248	99,762	(97,568,191)	(2,828,047)	23,497,663
Exercise of stock options and vesting of restricted stock options	360,018	50	173,575	—	—	—	173,625
Stock-based compensation	—	—	1,640,055	—	—	—	1,640,055
Proceeds from forward option put exercise	134,499	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	323,746	32	1,859,653	—	—	—	1,859,685
Currency translation adjustment	—	—	—	(26,314)	—	—	(26,314)
Preferred dividends - non-controlling interest	—	—	—	—	—	(65,296)	(65,296)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(5,268,156)	(189,945)	(5,458,101)
Balances June 30, 2022	19,709,763	1,986	129,459,590	73,448	(102,836,347)	(3,244,754)	23,453,923
Exercise of stock options and vesting of restricted stock options	(10,964)	(14)	35,717	—	—	—	35,703
Stock-based compensation	—	—	976,835	—	—	—	976,835
Proceeds from common stock offering, net of offering costs	469,136	47	1,903,764	—	—	—	1,903,811
Currency translation adjustment	—	—	—	(61,299)	—	—	(61,299)
Preferred dividends - non-controlling interest	—	—	—	—	—	(66,601)	(66,601)
Issuance of Common Shares related to Warrants	580,000	58	—	—	—	—	58
Proceeds from Direct Offering, net of offering costs	2,150,000	215	10,405,256	—	—	—	10,405,471
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(6,492,480)	(168,985)	(6,661,465)
Balances September 30, 2022	22,897,935	$2,292	$142,781,162	$12,149	$(109,328,827)	$(3,641,806)	$29,824,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(23,977,547)	$(16,850,827)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	237,043	211,220
Stock-based compensation	3,197,471	4,487,003
Change in fair value of warrants liability	(144,609)	(11,213,700)
Change in fair value of derivative liability	(73,585)	19,309
Loss on disposal of asset	(1,088)	—
Gains from sale of investments in equity securities	(325,155)	—
Noncash lease expense	355,133	336,903
Change in operating assets and liabilities
Accounts receivable	(1,547,575)	818,758
Inventory	4,717,894	(649,809)
Prepaid expenses and other assets	304,031	(2,040,485)
Accounts payable	(705,658)	(4,070,611)
Due to customers	9,830,000	—
Accrued expenses	2,056,210	443,491
Deferred revenue	(122,797)	324,660
Net cash used in operating activities	(6,200,232)	(28,184,088)
Investing activities
Purchase of property and equipment	(199,877)	(349,182)
Investments in equity securities	—	(1,000,000)
Proceeds from sale of investments in equity securities	1,325,155	—
Net cash provided (used) in investing activities	1,125,278	(1,349,182)
Financing activities
Proceeds from forward option put exercise	—	1,994,073
Proceeds from exercise of pre-funded warrants related to Direct Offering	—	58
Proceeds from Direct Offering of common stock, net of offering costs	2,347,192	13,069,815
Proceeds from common stock offering, net of offering costs	884,586	3,763,494
Payment of finance lease obligations	(5,375)	(7,396)
Proceeds from exercise of stock options	—	209,280
Net cash provided in financing activities	3,226,403	19,029,324
Effect of exchange rate on cash	(40,699)	(121,218)
Net decrease in cash and restricted cash	(1,889,250)	(10,625,164)
Cash and restricted cash at beginning of year	16,233,896	32,740,520
Cash and restricted cash at end of period	$14,344,646	$22,115,356

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
During the nine months ended September 30, 2023, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (ii) unaudited interim condensed consolidated financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2022 Form 10-K, filed with the SEC on March 31, 2023.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the unaudited condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $141.0 million as of September 30, 2023. Nuvve incurred operating losses of approximately $24.7 million as of the nine months ended September 30, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Nuvve cash used in operations were $6.2 million for the nine months ended September 30, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of September 30, 2023, Nuvve had a cash balance, working capital, and stockholders’ equity of $13.9 million, $8.6 million and $6.6 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and may need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's Grid Integrated Vehicle ("GIVe") platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Assets
Cash	$27,225	$27,629
Prepaid expenses and other current assets	1,874	59,794
Total Assets	$29,099	$87,423

Liabilities
Accounts payable	$13,680	$8,165
Accrued expenses and dividend payable	538,667	336,713
Derivative liability - non-controlling redeemable preferred shares	285,640	359,225
Total Liabilities	$837,987	$704,103

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of September 30, 2023 and December 31, 2022 was $480,000.
Concentrations of Credit Risk
At September 30, 2023 and December 31, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and nine months ended September 30, 2023 three and two customers accounted for 62.2% and 30.9% of revenue, respectively. For the three and nine months ended September 30, 2022 three and two customers accounted for 62.4% and 51.1% of revenue, respectively.

During the three and nine months ended September 30, 2023, the Company's top five customers accounted for approximately 74.3% and 46.2%, respectively, of the Company’s total revenue. During the three and nine months ended September 30, 2022, the Company's top five customers accounted for approximately 81.9% and 63.7%, respectively, of the Company’s total revenue.

At September 30, 2023, three customers accounted for 65.5% of accounts receivable. At December 31, 2022, three customers accounted for 40.6% of accounts receivable.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Approximately 78.0% and 53.6% of the Company’s trade accounts receivable balance was with five customers at September 30, 2023 and December 31, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized over time:
Services - engineering	$301,656	$43,254	$931,853	$215,349
Grid services	564,821	164,380	788,409	260,457
Grants	73,563	65,869	219,082	416,816
Revenue recognized at point in time:
Products	1,772,532	280,184	4,748,141	3,333,825
Total revenue	$2,712,572	$553,687	$6,687,485	$4,226,447
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of September 30, 2023 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2023 (remaining three months)	268,467
2024	499,285
2025	139,010
2026	81,470
Thereafter	128,278
Total (1)	$1,116,511
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$2,552,138	$434,544	$6,290,200	$3,788,521
United Kingdom	—	23,231	33,047	160,616
Denmark	160,434	95,912	364,238	277,310
	$2,712,572	$553,687	$6,687,485	$4,226,447
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	September 30, 2023	December 31, 2022
Long-lived assets:
United States	$1,685,126	$1,795,267
United Kingdom	3,288	1,335
Denmark	235,625	181,982
	$1,924,039	$1,978,584

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2023	Total Gains (Losses) For The Three Months Ended September 30, 2023	Total Gains (Losses) For The Nine Months Ended September 30, 2023
Recurring fair value measurements
Private warrants	$—	$—	$4	$4	$212	$1,996
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—	$—
Institutional/Accredited Investor warrants	$—	$—	$76,271	$76,271	$214,361	$142,613
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$285,640	$285,640	$67,366	$73,585
Total recurring fair value measurements	$—	$—	$361,915	$361,915	$281,939	$218,194

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2022	Total Gains (Losses) For The Three Months Ended September 30, 2022	Total Gains (Losses) For The Nine Months Ended September 30, 2022
Recurring fair value measurements
Private warrants	$—	$—	$2,000	$2,000	$170,000	$854,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	—	8,677,000
Institutional/Accredited Investor warrants	$—	$—	$218,884	$218,884	$1,682,700	$1,682,700
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$359,225	$359,225	$(40,245)	$(19,309)
Total recurring fair value measurements	$—	$—	$580,109	$580,109	$1,812,455	$11,194,391
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023:

	Private warrants	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2022	$2,000	$—	$218,884	$359,225
Total (gains) losses for period included in earnings	(1,000)	—	214,758	76,840
Balance at March 31, 2023	$1,000	$—	433,642	$436,065
Total (gains) losses for period included in earnings	(784)	—	(143,010)	(83,059)
Balance at June 30, 2023	$216	$—	$290,632	$353,006
Total (gains) losses for period included in earnings	(212)	$—	$(214,361)	$(67,366)
Balance at September 30, 2023	$4	$—	$76,271	$285,640

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Private Warrants was estimated at September 30, 2023 using the Black-Scholes model which used the following inputs: term of 2.47 years, risk free rate of 4.92%, no dividends, volatility of 57.0%, and strike price of $11.50.

The fair value of the level 3 Private Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.22 years, risk free rate of 4.20%, no dividends, volatility of 67.0%, and strike price of $11.50.

The fair value of the level 3 Institutional/Accredited Investor warrants was estimated at September 30, 2023 using the Black-Scholes model which used the following inputs: term of 4.30 years, risk free rate of 4.67%, no dividends, volatility of 62.0%, common stock price of $0.34, and strike price of $3.75.

The fair value of the level 3 Institutional/Accredited Investor warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 5.10 years, risk free rate of 3.97%, no dividends, volatility of 62.0%, common stock price of $0.50, and strike price of $3.75.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at September 30, 2023:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at September 30, 2023, the Company has determined that it is unlikely that the unvested warrants will vest.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at December 31, 2022:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$—	$—	$—	$—
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	8.40	8.40	8.40	8.40
Risk free rate	3.9%	3.9%	3.9%	3.9%
Exercise price	$15.0	$20.0	$30.0	$40.0
Volatility	56.0%	56.0%	56.0%	56.0%
Capital expenditure forecast (in millions)	$125.0	$125.0	$125.0	$125.0
Probability of warrants vesting (a)	—%	—%	—%	—%
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at December 31, 2022, the Company has determined that it is unlikely that the unvested warrants will vest.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at September 30, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.84 years to 7.0 years, risk free rate of 4.6%, no dividends, volatility of 89.0% and probability of redemptions triggered of 75.0%.

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

The following table displays the fair value of derivatives by balance sheet line item:

	September 30, 2023	December 31, 2022

Derivative liability - non-controlling redeemable preferred shares	$285,640	$359,225

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero and $43,399, for the three and nine months ended September 30, 2023, respectively. The consulting services were zero each for the three and nine months ended September 30, 2022. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.
In accordance with an advanced subscription agreement dated June 6, 2022, the Company invested $1.0 million in Switch EV Ltd ("Switch"), a nonpublic entity incorporated and registered in the United Kingdom through an advance subscription agreement for a future equity ownership expected be more or less than 5% subject to final valuations. Switch will automatically award the Company the equity ownership with conversion shares in equity upon its completion of either a financing round, company sale or Initial Public Offering, or dissolution event. The Company is expected to account for the investment as an investment in equity securities without a readily determinable fair value subject to impairment. The Company and Switch intend to collaborate in the future to integrate technologies for the advancement of V2G. On March 30, 2023, the Company sold its investment interest in Switch for $1.3 million. A gain of $0.3 million was recorded in Other, net on the statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		September 30, 2023	December 31, 2022
Trade receivables		$3,024,314	$1,149,301
Interest receivable		53,951	31,227
Less: allowance for credit losses		(408,996)	(58,834)
	Accounts receivable, net	$2,669,269	$1,121,694

Allowance for doubtful accounts:

	Balance December 31, 2022	$(58,834)
	Provision	(343,172)
	Write-off	(6,990)
	Recoveries	—
	Balance at September 30, 2023	$(408,996)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	September 30, 2023	December 31, 2022
DC Chargers	$6,181,368	$9,248,398
AC Chargers	220,720	123,247
Vehicles - School Buses	—	1,620,000
Component parts	431,849	560,186
Total	$6,833,937	$11,551,831

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			September 30, 2023	December 31, 2022
Computers & Servers	1 year	to	3 years	$154,380	$130,417
Vehicles	5 years	to	7 years	100,230	139,788
Office furniture and equipment	3 years	to	5 years	356,473	326,613
Test units and loaned chargers (1)	5 years	to	7 years	404,827	256,685
Total				1,015,910	853,503
Less: Accumulated Depreciation				(328,933)	(216,559)
Property, plant and equipment, net				$686,977	$636,944

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$35,936	$46,012	$132,465	$108,277
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Intangible Assets
At both September 30, 2023 and December 31, 2022, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 each for the three months ended September 30, 2023 and 2022. Amortization expense of intangible assets was $104,578 each for the nine months ended September 30, 2023 and 2022. Accumulated amortization totaled $854,494 and $749,916 at September 30, 2023 and December 31, 2022, respectively.

The net amount of intangible assets of $1,237,061 at September 30, 2023, will be amortized over the weighted average remaining life of 9.1 years.
Total estimated future amortization expense is as follows:

2023 (remaining three months)	$34,857
2024	139,437
2025	139,437
2026	137,770
2027	132,770
Thereafter	652,790
$1,237,061

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity
As of September 30, 2023, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
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
2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the nine months ended September 30, 2023, the Company sold 1,512,172 shares of common stock pursuant to the ATM Agreement at an average price of $0.64 per share for aggregate net proceeds of approximately $0.9 million.
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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of September 30, 2023 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2023:

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 4,000,000 shares. As of September 30, 2023, there is an aggregate of 7,300,000 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 2,681,697 shares of common stock remained available for future issuance under the 2020 Plan as of November 2, 2023. Forfeitures are accounted for as it occurs.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options	$663,369	$633,883	$2,014,240	$1,959,648
Restricted stock	423,928	377,790	1,409,735	2,178,883
Stock options - modified options	9,721	16,791	33,971	55,307
Profit interest units	31,226	152,315	(260,475)	293,165
Total	$1,128,244	$1,180,779	$3,197,471	$4,487,003
The following is a summary of the stock option activity under the 2010 Plan for the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	853,507	2.91	5.70	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,409)	6.97	—	—
Expired/Cancelled	(80,533)	5.34	—	—
Outstanding - September 30, 2023	764,565	2.58	3.77	—
Options Exercisable at September 30, 2023	752,436	2.49	3.72	—
Option Vested at September 30, 2023	752,436	2.49	3.72	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	1,711,112	11.71	8.46	—
Granted	115,800	0.57	—	—
Exercised	—	—	—	—
Forfeited	(37,077)	7.07	—	—
Expired/Cancelled	(19,792)	9.05	—	—
Outstanding - September 30, 2023	1,770,043	11.11	7.81	—
Options Exercisable at September 30, 2023	913,084	12.91	7.50	—
Option Vested at September 30, 2023	913,084	11.11	7.50	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.57.
During the year ended December 31, 2021, 1,640,000 options were modified to lower the exercise price by $0.60 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and nine months ended September 30, 2023, was $9,721 and $33,971, respectively. The amount of additional compensation expense for the three and nine months ended September 30, 2022, was $16,791 and $55,307, respectively.
Other Information:

	Nine Months Ended September 30,
	2023	2022
Amount received from option exercised	$—	$209,280

	September 30, 2023		Weighted average remaining recognition period
Total unrecognized options compensation costs	$3,966,817		1.63
No amounts relating to the Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2022, and changes during the nine months ended September 30, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	436,259	6.43
Granted (1)	2,902,684	0.56
Vested/Release	(2,866,653)	1.10
Cancelled/Forfeited	(57,832)	4.61
Nonvested and Outstanding at September 30, 2023	414,458	2.48
__________________
(1) Includes 2,184,176 shares awarded for the 2022 employee annual bonus with fair value of $1,215,957 issued during the second quarter ended September 30, 2023.
As of September 30, 2023, there was $631,929 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.84 years.

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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2023, there was no material change from the year ended December 31, 2022 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to Nuvve Holding Corp. common stockholders	$(8,575,188)	$(6,720,547)	$(24,697,046)	$(17,071,274)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	32,191,013	21,952,882	28,172,399	19,972,016
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.27)	$(0.31)	$(0.88)	$(0.85)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options issued and outstanding	2,569,904	2,649,652	2,556,719	2,624,818
Nonvested restricted stock issued and outstanding	512,129	1,117,868	458,234	952,068
Public warrants	2,875,000	2,875,000	2,875,000	2,875,000
Private warrants	136,250	136,250	136,250	136,250
PIPE warrants	1,353,750	1,353,750	1,353,750	1,353,750
Stonepeak and Evolve warrants	6,000,000	6,000,000	6,000,000	6,000,000
Stonepeak and Evolve options	5,000,000	5,000,000	5,000,000	5,000,000
Institutional/Accredited Investor Warrants	4,000,000	2,739,130	4,000,000	923,077
Total	22,447,033	22,741,324	22,379,953	20,158,040

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and nine months ended September 30, 2023, the Company recognized revenue of $63,407 and $129,077, respectively, from an entity that is an investor in the Company. During the three and nine months ended September 30, 2022, the Company recognized revenue of zero and $28,000, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of approximately zero at both September 30, 2023 and December 31, 2022 from the same entity that is an investor in the Company.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2023	December 31, 2022

Operating lease assets	Right-of-use operating lease assets	$4,959,255	5,305,881
Finance lease assets	Property, plant and equipment, net	14,001	18,467
Total lease assets		$4,973,256	$5,324,348

Operating lease liabilities - current	Operating lease liabilities - current	$859,820	824,326
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,746,575	5,090,170
Finance lease liabilities - current	Other liabilities	7,081	7,184
Finance lease liabilities - noncurrent	Other long-term liabilities	8,821	12,959
Total lease liabilities		$5,622,297	$5,934,639

The components of lease expense are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2023	2022	2023	2022

Operating lease expense	Selling, general and administrative	$228,633	$241,852	$685,900	$582,449
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,414	1,413	4,242	8,804
Interest on finance lease liabilities	Interest income, net	424	553	1,373	1,791
Total lease expense		$230,471	$243,818	$691,515	$593,044

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2023	September 30, 2023
2023	$212,650	$1,770
2024	892,212	7,080
2025	893,046	7,081
2026	921,273	1,770
2027	946,683	—
Thereafter	3,798,553	—
Total lease payments	7,664,417	17,701
Less: interest	(2,058,022)	(1,799)
Total lease obligations	$5,606,395	$15,902

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease terms (in years):
Operating lease	8.0	9.0
Finance lease	2.5	3.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$355,133	$111,391
Operating cash flows - finance leases	$8,507	$1,791
Financing cash flows - finance leases	$5,375	$7,396

Leased assets obtained in exchange for new finance lease liabilities	$14,001	$18,187
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2023	2022	2023	2022

Sublease lease income	Other, net	$134,402	$64,750	$366,087	$84,875
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $114,865 and $97,054 at September 30, 2023 and December 31, 2022, respectively. The related interest receivable was $53,951 and $31,227 at September 30, 2023 and December 31, 2022, respectively.
Lease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Lease income	Products and services	$—	$—	$24,027	$—
Interest income	Products and services	3,797		10,228	—
Total lease income		$3,797	$—	$34,255	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Commitments and Contingencies
(a)      Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Please see Note 17(e) below for details regarding a legal proceeding currently pending with a Company supplier. Also, please refer to Note 17(g) below for details regarding a new legal proceeding arising after the current quarter with another Company supplier.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2023 and 2022, $300,000 each was paid under the research agreement. In October 2022, the agreement was renewed for one year through August 2023. At September 30, 2023, zero remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2023 and December 31, 2022, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2023, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)    Purchase Commitments

On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”), for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified Nuvve that it would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, Nuvve received a partial shipment of the DC Chargers, for which Nuvve paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of September 30, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

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

(f)    Due to Customers
During the nine months ended September 30, 2023, the Company received $21.83 million in Environmental Protection Agency’s 2022 Clean School Bus Rebates on behalf of its customers. The Company is partnering with these customers to implement their Clean School Bus programs. Through September 30, 2023, the Company had invoiced and retained $0.92 million for products and services provided to these customers under the grant award, and a balance of $9.83 million represents the amount due to customers, which the Company has recorded in the condensed consolidated balance sheets.

(g)    School Bus Storage Litigation

In October and November 2021, the Company purchased an aggregate of five school buses from Blue Bird Bus Sales of Pittsburgh, Inc. (“Blue Bird”). Thereafter, the Company entered into agreements to sell these buses to certain third-party purchasers. However, Blue Bird refused to release four of the buses and to provide us with a manufacturer statement of origin (an “MSO”) for all five buses, claiming that we owed them approximately $0.45 million in storage fees allegedly incurred since January 2022. The Company disputed that it had an obligation to pay the storage fees as well as the amount of fees demanded by Blue Bird, and filed a petition for preliminary injunction with the Court of Common Pleas of Allegheny County, Pennsylvania.

On November 1, 2023, the court granted the Company's petition for preliminary injunction requiring Blue Bird to release and provide keys for the four buses and to provide the MSOs for all five buses, contingent on the Company posting an injunction bond in the amount of $0.55 million within seven days of the order. The Company timely posted the injunction bond on November 7, 2023. The Company anticipate that the storage fee dispute with Blue Bird will be adjudicated in the first quarter of fiscal year 2024.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At September 30, 2023, Levo had accumulated unpaid accrued preferred dividends of $538,668, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At September 30, 2023, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$538,668	$3,676,668

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the nine months ended September 30, 2023, Levo accreted $484,398 resulting in the carrying value of the redeemable preferred stock of $4,032,163.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at September 30, 2023:

	September 30, 2023	December 31, 2022
Beginning Balance	$(3,950,186)	(2,501,633)
Net income (loss) attributable to non-controlling interests	$23,039	(538,841)
Less: dividends paid to non-controlling interests	212,062	263,846
Less: Preferred share accretion adjustment	484,398	645,866
Non-controlling interests	$(4,623,607)	$(3,950,186)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to non-controlling interests	$8,285	$(168,985)	$23,039	$(459,863)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	September 30, 2023	December 31, 2022
Beginning balance	$3,547,765	$2,901,899
Preferred share Accretion adjustment	484,398	645,866
Ending balance	$4,032,163	$3,547,765

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

During the three and nine months ended September 30, 2023, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $31,226 and $95,908, respectively. During the three and nine months ended September 30, 2022, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $152,315 and $293,165, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of September 30, 2023.

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

A summary of the status of the Company’s Class D Incentive Units as of December 31, 2022, and changes during the nine months ended September 30, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	250,000	13.28
Granted	—	—
Vested	—	—
Cancelled (1)	200,000	12.49
Nonvested and Outstanding at September 30, 2023	50,000	12.49
__________________
(1) Cancelled units represents unvested units granted to cliff vest on the grant anniversary date. However, the employees were terminated before the grant date anniversary. As a result, the previously recognized expenses of $421,371 was reversed.

As of September 30, 2023, there was $314,607 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 2.25 years.

Note 19 - Subsequent Events
October 2023 Offerings
On October 18, 2023, the Company entered into a marketed offering relating to the issuance and sale of 7,142,857 shares of its common stock. The offering price for the shares was $0.14 per share of common stock. The closing of the offering occurred on October 20, 2023. The aggregate gross proceeds from the market offering was approximately $1.0 million. Aegis Capital Corp acted as the underwriting agent of offering and received underwriting discounts and commissions of $70,000 of the gross proceeds. In addition, the Company granted Aegis Capital Corp. a 45-day option to purchase up to 1,071,429 of additional shares of common stock, less underwriting discounts and commissions solely to cover over-allotments. On October 20, 2023, Aegis exercised the option to purchase over-allotments shares of 797,243 at offering price of $0.14 per share. The aggregate gross proceeds from the exercise of over-allotments shares was approximately $0.1 million. Aegis Capital Corp received underwriting discounts and commissions of $7,813 of the gross proceeds.

On October 25, 2023 the Company entered into a definitive agreement with a single institutional investor for the purchase and sale of 13,772,940 shares of common stock and pre-funded warrants to acquire shares of common stock in a registered direct offering. The purchase price of each share was $0.15 per share. The purchase price for the pre-funded warrants is equivalent to the purchase price for the shares, less the exercise price of $0.0001. The aggregate gross proceeds to the Company was approximately $2.1 million. The transaction closed on October 27, 2023, and was subject to the satisfaction of customary closing conditions.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Termination of 2023 ATM Offering Program
On October 16, 2023, the Company and the Agent agreed to terminate the ATM Agreement, dated January 31, 2023 between the Company and the Agent, effective immediately.

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
Our estimated backlog on September 30, 2023, was $5.6 million, which we expect to be earned in future periods.

Results of Operations
Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenue
Products	$1,772,532	$280,184	$1,492,348	533%	$4,748,141	$3,333,825	$1,414,316	42%
Services	$866,477	$207,634	$658,843	317%	$1,720,262	$475,806	$1,244,456	262%
Grants	73,563	65,869	7,694	12%	219,082	416,816	(197,734)	(47)%
Total revenue	2,712,572	553,687	2,158,885	389.9%	6,687,485	4,226,447	2,461,038	58.2%
Operating expenses
Cost of product	2,314,854	215,068	2,099,786	976%	5,037,756	3,114,573	1,923,183	62%
Cost of service	86,371	61,417	24,954	41%	775,489	338,820	436,669	129%
Selling, general and administrative expenses	6,481,759	7,163,673	(681,914)	(10)%	18,751,119	22,925,745	(4,174,626)	(18)%
Research and development expense	2,292,908	1,715,821	577,087	34%	6,780,211	6,021,535	758,676	13%
Total operating expenses	11,175,892	9,155,979	2,019,913	22.1%	31,344,575	32,400,673	(1,056,098)	(3.3)%
Operating loss	(8,463,320)	(8,602,292)	138,972	(1.6)%	(24,657,090)	(28,174,226)	3,517,136	(12.5)%
Other income (expense)
Interest income (expense)	16,213	39,150	(22,937)	(59)%	105,194	47,553	57,641	121%
Change in fair value of warrants liability	214,573	1,852,700	(1,638,127)	NM	144,609	11,213,700	(11,069,091)	NM
Change in fair value of derivative liability	67,366	(40,245)	107,611	267%	73,585	(19,309)	92,894	481%
Other, net	(168,177)	89,222	(257,399)	(288)%	356,155	81,455	274,700	337%
Total other income, net	129,975	1,940,827	(1,810,852)	(93.3)%	679,543	11,323,399	(10,643,856)	(94.0)%
Loss before taxes	(8,333,345)	(6,661,465)	(1,671,880)	25.1%	(23,977,547)	(16,850,827)	(7,126,720)	42.3%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(8,333,345)	$(6,661,465)	$(1,671,880)	25.1%	$(23,977,547)	$(16,850,827)	$(7,126,720)	42.3%
Less: Net income (loss) attributable to non-controlling interests	8,285	(168,985)	177,270	(104.9)%	23,039	(459,863)	482,902	(105.0)%
Net loss attributable to Nuvve Holding Corp.	$(8,341,630)	$(6,492,480)	$(1,849,150)	28.5%	$(24,000,586)	$(16,390,964)	$(7,609,622)	46.4%
________________
NM - Not Meaningful

Revenue

Total revenue was $2.7 million for the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022, an increase of $2.2 million, or 389.9%. The increase was primarily attributable to a $1.5 million increase in products revenue and $0.7 million increase in services revenue due to higher customers sales orders and shipments. Products and services revenue for the three months ended September 30, 2023, consisted of sales of school buses of $1.0 million, DC and AC Chargers of $0.8 million, grid services revenue of $0.6 million, and engineering services of $0.3 million.

Total revenue was $6.7 million for the nine months ended September 30, 2023, compared to $4.2 million for the nine months ended September 30, 2022, an increase of $2.5 million, or 58.2%. The increase was primarily attributable to a $1.4 million increase in products revenue and $1.2 million increase in services revenue due to higher customers sales orders and shipments, partially offset by a decrease in grants of $0.2 million. Products and services revenue for the nine months ended September 30, 2023, consisted of sales of school buses of $1.0 million, DC and AC Chargers of $3.7 million, grid services revenue of $0.8 million, and engineering services of $0.9 million.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended September 30, 2023, increased by $2.1 million to $2.4 million, compared to $0.3 million for the three months ended September 30, 2022 due to higher customers sales orders and shipments. Products and services margin decreased to 9.0% for the three months ended September 30, 2023, compared to 43.3% in the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales, including the impact of lower margin school buses sales, offset by a lower mix of engineering services in the current quarter.
Cost of products and services revenue for the nine months ended September 30, 2023, increased by $2.4 million to $5.8 million, compared to $3.5 million for the nine months ended September 30, 2022 due to higher customers sales orders and shipments. Products and services margin increased to 10.1% for the nine months ended September 30, 2023, compared to 9.4% in the same prior year period. Margin was mostly impacted by a higher mix of hardware charging stations sales, including the impact of lower margin school buses sales, offset by a lower mix of engineering services in the current quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $6.5 million for the three months ended September 30, 2023, as compared to $7.2 million for the three months ended September 30, 2022, a decrease of $0.7 million, or 9.5%.
Selling, general and administrative expenses were $18.8 million for the nine months ended September 30, 2023, as compared to $22.9 million for the nine months ended September 30, 2022, a decrease of $4.2 million, or 18.2%.
The decrease during the three months ended September 30, 2023 was primarily attributable to decreases in compensation expenses of $0.3 million, including share-based compensation, decreases in insurance related expenses of $0.3 million, decreases in insurance related expenses of expenses of $0.3 million, partially offset by increased in audit services fees of $0.1 million, increases in subcontractor and outside services expenses of $0.1 million, increases in legal fees expenses $0.2 million, increases in bad debt expenses $0.1 million, and software subscription expenses of $0.2 million. Expenses resulting from the consolidation of Levo's activities during the three months ended September 30, 2023, accounted for $0.5 million of the decrease in selling, general and administrative expenses.
The decrease during the nine months ended September 30, 2023 was primarily attributable to decreases in compensation expenses of $1.2 million, including share-based compensation, decreases in travel related expenses of $0.3 million, decreases in subcontractor and outside services expenses of $0.2 million, decreases in professional fees related to internal operational reviews of $1.9 million, decrease in insurance related expenses of $0.8 million, partially offset by increased in audit services fees of $0.9 million, increases in bad debt expenses $0.1 million, increased in rent expenses related to the main corporate office and warehouse of $0.1 million, dues and subscription expenses of $0.3 million, and software subscription expenses of $0.5 million. Expenses resulting from the consolidation of Levo's activities during the nine months ended September 30, 2023, accounted for $1.7 million of the decrease in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 33.6%, from $1.7 million for the three months ended September 30, 2022 to $2.3 million for the three months ended September 30, 2023. Research and development expenses increased by $0.8 million, or 12.6%, from $6.0 million for the nine months ended September 30, 2022 to $6.8 million for the nine months ended September 30, 2023. The increases during the three and nine months ended September 30, 2023 were primarily attributable to increases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $1.8 million from $1.9 million of other income for the three months ended September 30, 2022, to $0.1 million in other income for the three months ended September 30, 2023. The decrease during the three months ended September 30, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability.
Other income (expense) consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income (expense) decreased by $10.6 million from $11.3 million of other income for the nine months ended September 30, 2022, to $0.7 million in other income for the nine months ended September 30, 2023. The decrease during the nine months ended September 30, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability, partially offset by gains realized from the sale of our equity investment in Switch EV Ltd (See Note 6) and sublease income related to the subleasing of part of our main office space (See Note 16).
Income Taxes
In each of the three and nine months ended September 30, 2023 and 2022, we recorded no material income tax expenses. The income tax expenses during each of the three and nine months ended September 30, 2023 and 2022 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net loss
Net loss increased by $1.7 million, or 25.1%, from $6.7 million for the three months ended September 30, 2022, to $8.3 million for the three months ended September 30, 2023. The increase in net loss was primarily due to a decrease in other income of $1.8 million, and an increase in operating expenses of $2.0 million, which includes an increase in cost of product of $2.1 million mainly associated with the loss on the sale of school buses, partially offset by increase in revenue of $2.2 million, for the above aforementioned reasons.
Net loss increased by $7.1 million, or 42.3%, from $16.9 million for the nine months ended September 30, 2022, to $24.0 million for the nine months ended September 30, 2023. The increase in net loss was primarily due to a decrease in other income of $10.6 million, which includes an increase in cost of product of $1.9 million mainly associated with the loss on the sale of school buses, partially offset by increase in revenue of $2.5 million, and a decrease in operating expenses of $1.1 million, for the above aforementioned reasons.
Net Income (Loss) Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was $0.01 million and $0.02 million, respectively, for the three and nine months ended September 30, 2023 compared to net loss attributable to non-controlling interest of $0.17 million and $0.46 million, respectively, for the three and nine months ended September 30, 2022.
Net income (loss) is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the three and nine months ended September 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $24.7 million as of the nine months ended September 30, 2023, and $36.9 million and $27.2 million for the years ended December 31, 2022, and 2021, respectively. Our cash used in operations were $6.2 million as of the nine months ended September 30, 2023, and $34.1 million and $29.2 million for the years ended December 31, 2022, and 2021, respectively. As of September 30, 2023, we had a cash balance, working capital, and stockholders’ equity of $13.9 million, $8.6 million and $6.6 million, respectively.
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
2023 ATM Offering Program
On January 31, 2023, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which we may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. Due to the offering limitations applicable to us under the Baby Shelf Rule and our public float as of the date of filing of our Annual Report on Form 10-K, and in accordance with the ATM Agreement, we offered shares having an aggregate offering price of up to $4,000,000, pursuant to the prospectus supplement dated April 14, 2023, filed in connection with the ATM Agreement. We paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares and reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the nine months ended September 30, 2023, we sold 1,512,172 shares of common stock pursuant to the ATM Agreement at an average price of $0.64 per share for aggregate net proceeds of approximately $0.9 million. On October 16, 2023, we and the Agent agreed to terminate the ATM Agreement effective immediately.
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

October 2023 Offerings
On October 18, 2023, we entered into a marketed offering relating to the issuance and sale of 7,142,857 shares of our common stock. The offering price for the shares was $0.14 per share of common stock. The closing of the offering occurred on October 20, 2023. The aggregate gross proceeds from the market offering was approximately $1.0 million. Aegis Capital Corp acted as the underwriting agent of offering and received underwriting discounts and commissions of $70,000 of the gross proceeds. In addition, we granted Aegis Capital Corp. a 45-day option to purchase up to 1,071,429 of additional shares of common stock, less underwriting discounts and commissions solely to cover over-allotments. On October 20, 2023, Aegis exercised the option to purchase over-allotments shares of 797,243 at offering price of $0.14 per share. The aggregate gross proceeds from the exercise of over-allotments shares was approximately $0.1 million. Aegis Capital Corp received underwriting discounts and commissions of $7,813 of the gross proceeds.
On October 25, 2023 we entered into a definitive agreement with a single institutional investor for the purchase and sale of 13,772,940 shares of common stock and pre-funded warrants to acquire shares of common stock in a registered direct offering. The purchase price of each share was $0.15 per share. The purchase price for the pre-funded warrants is equivalent to the purchase price for the shares, less the exercise price of $0.0001. The aggregate gross proceeds to us was approximately $2.1 million. The transaction closed on October 27, 2023, and was subject to the satisfaction of customary closing conditions.
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
Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”),, for a total price of $13.2 million, with the delivery date specified as the week of November 15, 2021. However, the supplier subsequently notified us that they would be unable to meet the contracted delivery date as a result of supply chain issues. The parties therefore agreed to change the delivery date to on or about December 15, 2021. As of the end of December 31, 2021, we received a partial shipment of the DC Chargers, for which we paid $6.3 million. The delivered DC Chargers did not fully conform to required software and hardware specifications. In April 2022, the parties agreed to address the technical issues necessary to bring the DC charges into full conformity with specifications, and to amend the mix defined in the original PO for the delivery of the remaining DC Chargers still subject to the original PO. As of September 30, 2023, the supplier is still in the process of bringing the delivered DC Chargers into full conformance.

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

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(6,200,232)	$(28,184,088)
Investing activities	1,125,278	(1,349,182)
Financing activities	3,226,403	19,029,324
Effect of exchange rate on cash and restricted cash	(40,699)	(121,218)
Net decrease in cash and restricted cash	$(1,889,250)	$(10,625,164)
Net cash used in operating activities during the nine months ended September 30, 2023 was $6.2 million as compared to net cash used of $28.2 million in the nine months ended September 30, 2022. The $22.0 million decrease in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the nine months ended September 30, 2023 as compared to the same prior period. Working capital during the nine months ended September 30, 2023 was impacted by, among other items, higher net loss of $24.0 million, resulting from increases in compensation expenses, increases in professional fees related to external audit, and increases in governance and other public company costs. These were partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the nine months ended September 30, 2023, cash provided by investing activities was $1.1 million as compared to net cash used for investing activities of $1.3 million during the nine months ended September 30, 2022. Net cash provided by investing activities were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the nine months ended September 30, 2023 was $3.2 million, of which $2.3 million was the proceeds from direct offering, partially offset by issuance cost, and $0.9 million was provided in connection with the proceeds from the at-the-market common stock offering. Net cash used for financing activities for the nine months ended September 30, 2022 was $19.0 million, of which $3.8 million was provided in connection with the proceeds from the at-the-market common stock offering, partially offset by issuance costs, proceeds from forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying audited consolidated financial statements and unaudited consolidated financial statements of Nuvve included elsewhere in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2023.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that due to the material weaknesses in our internal control over financial reporting previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of September 30, 2023. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 to address the identified material weaknesses are ongoing.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weaknesses discussed in our 2022 Form 10-K, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a summary of the identified material weaknesses discussed in our 2022 Form 10-K, please refer to Part II, Item 9A of our 2022 Form 10-K.

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

We are not in compliance with the Nasdaq Capital Market $1.00 minimum bid price requirement and our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital

Our common stock is currently traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “NVVE.” If we fail to meet any of the continued listing standards of the Nasdaq Capital Market, our common stock will be delisted. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On April 14, 2023, we received a letter from the listing qualifications department of Nasdaq notifying the Company that, for the then-preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with an initial period of 180 calendar days, or until October 11, 2023, to regain compliance with the minimum bid price requirement.

On October 12, 2023, we received a second notice from Nasdaq indicating that, while the Company had not yet regained compliance with the minimum bid price requirement, the Nasdaq staff had determined that the Company is eligible for an additional 180 calendar day period, or until April 8, 2024, to regain compliance. According to the second notice, the staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time before April 8, 2024, the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. The Nasdaq staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If we implement a reverse stock split, we must complete the split no later than 10 business days prior to April 8, 2024. If compliance cannot be demonstrated by April 8, 2024, Nasdaq will provide written notification that our securities will be delisted, at which point we may appeal the delisting determination to a Nasdaq Hearing Panel.

The Company intends to continue to actively monitoring the bid price for its common stock between now and April 8, 2024, and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement. However, there can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. If our common stock were to be delisted from Nasdaq, trading of our common stock would most likely be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

Sales of a substantial number of shares of our common stock in the public market under our shelf registration statement could cause our stock price to fall.

Since January 1, 2023, we have sold 17,893,842 shares of our common stock and pre-funded warrants to purchase up to 9,406,848 shares of our common stock in certain offerings under our shelf registration statement. The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
1.1^	Underwriting Agreement between the Company and Aegis Capital Corp., as underwriter, dated October 18, 2023.	8-K	1.1	10/20/2023
4.1^	Form of Pre-Funded Warrants.	8-K	4.1	10/27/2023
10.1^	Form of Securities Purchase Agreement between the Company and the Purchasers named therein, dated October 25, 2023.	8-K	10.1	10/27/2023
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
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
November 9, 2023

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer