Form 10-K
period 2023-12-31
Nuvve Holding Corp.
filed 2024-03-29
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $23.80 on the Nasdaq Stock Market, was approximately $16,607,430.
As of March 21, 2024, 6,069,914 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s year ended December 31, 2023.

NUVVE HOLDING CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023
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

Unless the context indicates otherwise, all shares of our common stock are presented after giving effect to the 1:40 reverse stock split of the outstanding common stock, which became effective as of 5:00 p.m. Eastern Time on January 19, 2024.
ii

Part I
Item 1.    Business
Unless the context otherwise requires, references in this section to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Holding Corp. and its subsidiaries.
We have developed a proprietary vehicle-to-grid ("V2G") technology, including our Grid Integrated Vehicle (“GIVe”) cloud-based software platform, that enables us to link multiple electric vehicle (“EV”) batteries into a virtual power plant to provide bi-directional energy to the electrical grid in a qualified and secure manner.

Combining our innovative V2G technology and an ecosystem of electrification partners, we dynamically manage power among EV batteries and the grid to deliver new value to EV owners, accelerate the adoption of EVs, and support the world’s transition to clean energy. With products designed to transform EVs into mobile energy storage assets and networking battery capacity to support shifting energy needs, we are working toward making the grid more resilient, enhancing sustainable transportation, and supporting energy equity in an electrified world. Since our founding in 2010, we have successfully deployed V2G projects on five continents and we offer electrification solutions for fleets of all types.

Overview of Our Technology

Our platform dynamically manages power to and from EVs and the grid at scale. Our intelligent vehicle-to-grid technology allows EV owners to efficiently meet the energy demands of individual vehicles and entire fleets. With our V2G technology, the grid becomes more resilient through the benefits of greater networked battery capacity.

Our GIVe software platform enables us to aggregate multiple EV batteries into a virtual power plant (“VPP”) to provide bidirectional services to the electrical grid in a qualified and secure manner. VPPs can generate revenue by selling excess power to utility companies, utilizing the stored power to perform grid services, or reduce building energy peak consumption. With our technology, we are capable of providing many levels of vehicle-grid integration (“VGI”) and V2G services such as time of use optimization (“TOU”), demand response, demand charge management and wholesale energy market participation, thereby providing revenues from grid services as well as utility bill savings behind the meter.

Compelling Customer Value Proposition for Fleet Owners

Capable of unlocking value at all levels of vehicle-grid integration, accelerating adoption of EVs

TOU
Smart Charging
One-way stop/start charge at scheduled times
Demand Response
V1G
Dynamic charging rate based on external signals
Demand charge management, emergency backup
V2B / V2H
Bidirectional charging connected to buildings able to respond to tariff signals
Wholesale Energy Market (Ancillary, Capacity, Energy)
V2G
Interconnected energy storage that can respond to fast grid signals and participate in the energy market

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

Over the seven-plus years of this deployment, we have accumulated many hours of valuable learning on fleet operation and energy market behavior. This Denmark-based fleet is driven primarily during the day and is parked at night and on weekends, allowing it on average about 17 hours of available market participation per day. While FCR values in Denmark fluctuate year over year, we have been able to generate approximately US$3,000 per car per year in market revenue on average.

Average Revenue Per EV

- Average of $3,000 in revenue earned per EV per year
- Variation affected by daily energy market prices and vehicles being aggregated

Year	Revenues per bid EV
2018	$3,113 USD
2019	$2,316 USD
2020	$1,263 USD
2021	$3,489 USD
2022	$5,455 USD
2023	$3,024 USD

Monthly electricity exchanges - Nuvve Denmark
Monthly electricity (MWh)
30
20
10
-
(10)
(20)
(30)
(40)
(50)
Year and Month
Charged electricity
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
Our GIVe platform also provides electric vehicle charging load management services allowing customers to reduce energy consumption during peak demand periods, simultaneously reducing the burden on the grid while optimizing EV charging. We can perform charge management services at the individual vehicle level and across an entire fleet of EVs. The GIVE platform constantly communicates with the electricity infrastructure, charge points, and charging EVs, creating a balanced and optimized eco system.

NUVVE PLATFORM: HOW IT WORKS

Forecast
• Vehicle-based
• Availability
• Power capacity
• Historical usage
Bid
• Market-based
• Historical trends
• Projected value
• Volatility
Dispatch
• Compatible w/ all standards
• Control infrastructure directly or via APIs
Report
• Performance and financial results to stakeholders (utilities, fleet owners, drivers)
NUVVE
Astrea Platform
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

Market Opportunity and Our Solution

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

1

Megawatts Under Management(1)

30
25
20
15
10
5
0
5.6
6.9
11.5
12.6
14.7
16.1
16.3
17.4
18.3
20.0
21.2
25.1
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
Q3 22
Q4 22
Q1 23
Q2 23
Q3 23
Q4 23

(1) Megawatts under management refers to the potential available charging capacity Nuvve is currently managing around the world.

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

Our Strategy
Our strategy incorporates a diversified set of segments, geographies and partners, including the North America school bus market, stationary storage, enhancing our offering with artificial intelligence (AI). We operate our platform across light duty fleets, heavy duty fleets, automotive original equipment manufacturers (“OEMs”), charge point operators, and strategic partnerships located in Europe, Asia (including Japan) and North America.
•Capturing opportunities in the North America school bus market. There are 600,000 school buses in North America being replaced at an average pace of 40,000 to 50,000 buses per year. School buses are not only parked most of the time (97% of the time on average), but they represent a use case for V2G that is easy for everyone to understand. Electrifying school buses remains a top priority for the Biden administration, as evidenced by the federal government’s $5 billion grant to the EPA to support electric school bus deployment. Through initiatives such as our partnership with Blue Bird, we are well-positioned to capitalize on this push toward electrification. Today, Nuvve’s K-12 business, our business unit focused on school buses, is continuously accelerating and we expect will provide more than 80% of our revenue in 2024, and soon will yield 500 school buses connected to our platform. With third-party forecasts calling for the further acceleration of electric school bus deployments in 2024 compared with 2023, and assuming we maintain our existing market share of charging station sales, we see a path forward to potentially tripling our charging station unit sales and doubling hardware revenues in 2024 compared with 2023. Our value proposition is now rooted on vehicle readiness, energy management, and battery life extension. We are fortifying our position as a leading service provider in the space. We have demonstrated that we know how to support our customers in this segment and, as we launch new services in Texas, which has the largest school bus fleet in the United States, we are confident that we will maintain our leadership position.
•Applying our technology to the stationary storage sector. Our core technology transforms EVs (which are inherently difficult grid assets to manage because they can be plugged or unplugged at any time) into reliable, dispatchable, and monetizable assets that can perform complex and demanding grid services. These capabilities also allow us to manage stationary storage. With our advanced platform, we believe that we can extract more value from these stationary batteries than any other player in the space. Such batteries are included in our deployments with Circle K, as well as at the University of California, San Diego, and the University of Delaware. More and more, developers and battery manufacturers are coming to us to manage battery deployments already underway. This allows us to accelerate the growth of Megawatts Under Management ("MWUM") and flex our grid service muscles with multiple megawatts already in the pipeline, mostly focused on local energy management combined with high value grid services. Deploying stationary storage either alone or in combination with electric vehicles is well-aligned with our strategy. Our strong differentiator compared to the majority of our competitive set is our ability to provide energy management with both advanced grid services and resiliency. Looking ahead, we believe that stationary batteries will represent 15% our deployments for the next 3 years; this ranks high amongst our priorities and will provide the opportunity to realize cash faster than EVs as the Energy Management Platform business allows for significant upfront cash payment. Stationary storage is also a key technology piece associated with microgrid deployments, an area in which we have won two California Energy Commission ("CEC") projects to support our technology development. It is also a key support to our CPO ("Charge Point Operator") business.
•Enhancing our offerings with AI. We believe we are providing best-in-class forecasting capabilities for CPOs and Utilities through Astrea AI’s offerings. The fundamental predictive analytics work we have done through our partnership with 2021.ai has supported the development of advanced features that allow us to predict with a high level of confidence when an EV will be connected to a charging station and the amount of kWh it will need to onboard during the session. This allows us to offer energy services to CPOs and provide grid usage forecast to utilities. The technology to predict where EV charging bottlenecks might happen is very valuable for utilities. The ability to reduce the peak demand by adjusting charging time without impacting end users will support an equitable cost of energy as we move through the EV adoption curve.
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
•Automotive OEM customers are typically organizations that develop and manufacture electric vehicles targeted for sale to their customers. We believe automotive OEM customers recognize that our GIVe software platform can help their customers lower operating costs and achieve sustainability goals, thereby helping to increase electric vehicle sales. We integrate our technology into the automotive OEM’s EV platforms in order to make their vehicles compatible with the GIVe software platform. The automotive OEM segment is accessed via world-wide channel partners.
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
We currently view the North American school bus segment to be one of our highest priorities world-wide. We anticipate the electrification of school buses to experience significant growth in the next two to five years, as there are over 600,000 school buses on the road today in the United States and Canada. Approximately 95% of them are diesel with an average age of over 11 years. Leading school bus OEMs are thereby ramping up their electric bus production capacity in response to an increasing interest from school districts and fleet operators across the United States and Canada. The electric school bus segment thereby represents a key growth opportunity for us to sell V2G capable charging stations and establish long-term recurring revenue streams from grid services.
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
•The development and advancement of our GIVe software platform’s capabilities is critical to fulfilling our product vision for a platform that is adaptable, adjustable and scalable. This includes the continual build-out AI based forecasting capabilities.
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
However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule (the “SAFE Rule”), which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the U.S. government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreased, this may result in less demand for EVs and, in turn, less demand for our V2G technology and services.

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
Our research and development is principally conducted at our headquarters in San Diego, California. As of December 31, 2023, we had 17 full-time employees and two contract workers engaged in research and development activities.
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
As of December 31, 2023, we had six U.S. patents issued, and various corresponding foreign issued applications from five distinct patent families. Additionally, we have various pending U.S. patent applications and Patent Cooperation Treaty applications. These patents relate to various bi-directional (V2G) and uni-directional (V1G) EV charging functionalities, aggregation and grid services.
We own these patents, including four U.S. patents, that were acquired from the University of Delaware pursuant to an intellectual property acquisition agreement, dated November 7, 2017. Under the agreement, we agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets. The intellectual property acquisition agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to us. If the University of Delaware terminates the agreement upon a material breach by us of certain limited provisions of the intellectual property agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we will be required to assign the patents back to the university. The patents acquired from the University of Delaware, which cover the technology underlying our GIVe platform, as well as our implementation inside the charging stations and the EVs, are a key part of our patent portfolio and are critical to the operation of our business and our competitive position.
The following is an abstract of each of the six issued U.S. patents:

Patent	Primary Claims
US No. 8,116,915	A method and apparatus for managing system energy flow. The apparatus includes an energy storage unit to store energy to be used by a system and a power conversion unit configured to be coupled between the energy storage unit and a utility grid. The apparatus also includes a controller to selectively control the power conversion unit to transfer energy between the utility grid and the energy storage unit based at least in part on an anticipated use of the system.

US No. 8,509,976	Methods, systems, and apparatus for interfacing an electric vehicle with an electric power grid. An exemplary apparatus may include a station communication port for interfacing with electric vehicle station equipment (“EVSE”), a vehicle communication port for interfacing with a vehicle management system (“VMS”), and a processor coupled to the station communication port and the vehicle communication port to establish communication with the EVSE via the station communication port, receive EVSE attributes from the EVSE, and issue commands to the VMS to manage power flow between the electric vehicle and the EVSE based on the EVSE attributes. An electric vehicle may interface with the grid by establishing communication with the EVSE, receiving the EVSE attributes, and managing power flow between the EVE and the grid based on the EVSE attributes.

US No. 9,043,038	Methods, systems, and apparatus for aggregating electric power flow between an electric grid and electric vehicles. An apparatus for aggregating power flow may include a memory and a processor coupled to the memory to receive electric vehicle equipment (“EVE”) attributes from a plurality of EVEs, aggregate EVE attributes, predict total available capacity based on the EVE attributes, and dispatch at least a portion of the total available capacity to the grid. Power flow may be aggregated by receiving EVE operational parameters from each EVE, aggregating the received EVE operational parameters, predicting total available capacity based on the aggregated EVE operational parameters, and dispatching at least a portion of the total available capacity to the grid.

US No. 9,754,300	Methods, systems, and apparatus transferring power between the grid and an electric vehicle. The apparatus may include at least one vehicle communication port for interfacing with EVE and a processor coupled to the at least one vehicle communication port to establish communication with the EVE, receive EVE attributes from the EVE, and transmit EVSE attributes to the EVE. Power may be transferred between the grid and the electric vehicle by maintaining EVSE attributes, establishing communication with the EVE, and transmitting the EVSE maintained attributes to the EVE.

US No. 11,695,274	Certain aspects of the present disclosure relate to a local energy management system (LEMS) at local mixed power generating sites for providing grid services and grid service applications. The LEMS generally serves as a local power control agent for facilitating energy management at the local site level by controlling and leveraging a plurality of local assets deployed at the local site, and combining a plurality of generated power from each site which acts as its own virtual power plant for delivering grid services to the grid. In addition, the LEMS has the ability to effectively handle and fulfill energy and electrical objectives of the grid services, including regulation or demand response objectives from the grid, by conveying operational set points that control the power charge and discharge at each local asset in order to meet those objectives.

US No. 11,747,781	Certain aspects of the present disclosure relate to a local energy management system (LEMS) at local mixed power generating sites for providing grid services and grid service applications. The LEMS generally serves as a local power control agent for facilitating energy management at the local site level by controlling and leveraging a plurality of local assets deployed at the local site, and combining a plurality of generated power from each site which acts as its own virtual power plant for delivering grid services to the grid. In addition, the LEMS has the ability to effectively handle and fulfill energy and electrical objectives of the grid services, including regulation or demand response objectives from the grid, by conveying operational set points that control the power charge and discharge at each local asset in order to meet those objectives.

Each of the five issued European Patents, stem from the US patents acquired from the University of Delaware outlined above. The following lists independent claim 1 from each of the five issued European Patents:

EP2537224	A method for aggregating electric power flow between the electric grid and electric vehicle equipment (EVE) of electric vehicles connected to electric vehicle station equipment (EVSE), the method comprising: receiving by an aggregation server EVE operational parameters from each of a plurality of EVEs; calculating the power capacity in Watts of each EVE, based on the received EVE operational parameters; calculating total available power capacity in Watts based on the EVE operational parameters, and the power capacity for each EVE; and characterised by: receiving EVSE attributes from each of a plurality of EVSEs, and in that: the calculating of the calculating the power capacity in Watts of each EVE is further based on the EVSE attributes; the calculating of the total available power capacity in Watts is further based on the EVSE attributes, the EVSE attributes include grid location including one or more of substations, distribution feeders, transformers and building circuits, and dispatching the aggregated amount of power in Watts to the grid that is less than or equal to the calculated total available power capacity.

This European patent was validated in the following territories:
AT, BE, CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, PL, PT and SE.

EP3826134	A method of aggregating electric power flow between the electric grid and electric vehicles, the method comprising, at an aggregation server: receiving electric vehicle equipment EVE operational parameters from each of a plurality of EVEs through respective vehicle links, the received EVE operational parameters comprising charge and discharge power capacity based on electric vehicle station equipment EVSE power capacity; aggregating the received EVE operational parameters; predicting a total available capacity based on the aggregated EVE operational parameters; dispatching at least a portion of the total available capacity to the grid; characterised by: predicting trips for an electric vehicle associated with one of the plurality of EVEs based on prior vehicle use, the vehicle having a battery, and causing charging of the battery in order to fulfil the predicted trips

This European patent was validated in the following territories:
CH, DE, DK, ES, FI, FR, GB, IE, IT, NO, PL, PT and SE.

EP2537226	A method for transferring power between a power grid and an electric vehicle, the method comprising: maintaining, by an electric vehicle station equipment EVSE separate from the electric vehicle and electrically coupled to the power grid, EVSE attributes, the EVSE attributes defining information relating to the EVSE; characterised by digitally signing, by an authorised party, the EVSE attributes using a digital signature; establishing, by the EVSE, communication with an electric vehicle equipment EVE inside the electric vehicle; transmitting, by the EVSE, the EVSE attributes and the digital signature to the EVE; and in response to the transmitting, receiving, by the EVSE, an instruction from the EVE to energize an electrical connector of the EVSE to electrically couple the EVE to or decouple the EVE from the power grid to supply power between the electric vehicle and the power grid.

This European patent was validated in the following territories:
BE, CZ, DE, FR, GB, NL, PL, PT, SK and TR.

EP4033632	A system comprising vehicle-to-vehicle charging apparatus for transferring power between a first electric vehicle and a second electric vehicle, the first and second electric vehicles being connected via a cable configured to enable power flow from the first electric vehicle to the second electric vehicle, the apparatus being comprised in the first electric vehicle, the system being configured to: detect via the cable that the first electric vehicle is connected to the second electric vehicle; wherein the cable comprises a communication cable which enables signal flow between the first and second electric vehicles, and in response to the detecting, perform vehicle-to-vehicle charging to transfer power from the first electric vehicle to the second electric vehicle.

This European patent was validated in the following territories:
CH, DE, DK, ES, FI, FR, GB, IE, IT, NO, PL, PT and SE.

EP2537225	A method for interfacing an electric vehicle with an electric power grid, the method comprising: establishing, by electric vehicle equipment (EVE) of the electric vehicle, communication with electric vehicle station equipment (EVSE) electrically coupled to the electric power grid, the EVSE having EVSE attributes; receiving, by the EVE, the EVSE attributes; sending by the EVE, EVE operational parameters and EVSE attributes to an aggregation server; and managing, by the EVE, a timing, a rate and a direction of power flow between the EVE and the electric power grid through the EVSE, characterised by: receiving, by the EVE, requests from the aggregation server, the requests comprising requests for receiving power from or supplying power to the electric power grid, wherein the managing is based on operational parameters determined from the EVSE attributes and the requests from the aggregation server.

This European patent was validated in the following territories:
BE, DE, FR, GB, IT and SE.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. As of December 31, 2023, the average remaining life of our U.S. patents was approximately 8.8 years.
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
Customers
For the years ended December 31, 2023 and 2022, we had customers whose revenue individually represented 10% or more of our total revenue. For the years ended December 31, 2023 and 2022, three customers accounted for 30.3% and 32.1% of our total revenue, respectively.

During the years ended December 31, 2023 and 2022, our top five customers accounted for approximately 38.9% and 54.7%, respectively, of our total revenue.
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
Competition
We provide a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid. While we believe our GIVe platform is the most advanced V2G platform on the market and that it is the only one qualified by multiple grid system operators around the world to provide grid services, we operate within the highly competitive EV charging equipment and service market. We primarily compete with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Shell-NewMotion, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, BP Pulse, Fermata, and Greenlots. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Our V2G platform and the revenue it generates allows us to provide our customers with a lower total cost of EV ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. We believe our competitors have historically struggled with gaining the technology and know-how necessary to establish a functional V2G software platform capable of aggregating EVs into a VPP and providing services to the grid bidirectionally, although they could build this capability in the future. While Tesla does offer EV charging services, these do not include V2G and we do not believe Tesla vehicles are currently capable of bi-directional power flow. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations. Because our competitors’ platforms are less advanced in providing V2G services, we believe we face limited direct competition.

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
Human Capital Resources
As of December 31, 2023, we had 47 regular full-time employees, 17 of whom were engaged in research and development activities, and two contract workers engaged in research and development activities. None of our employees are represented by a labor union, and we believe we maintain good relations with our employees.

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

Environmental, Social and Governance

All employees are responsible for upholding our core values, including to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We encourage employees to come to us with observations and complaints, ensuring we understand the severity and frequency of an event in order to escalate and assess accordingly. We strive to ensure accountability, objectivity, and compliance with our Code of Ethics. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action and report.

Applying Nasdaq’s listing standards for independence, three of our five directors are independent.

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
•risks associated with installation of charging stations;
•our ability to increase sales of our products and services, especially to fleet operators;
•our participation in the energy markets;
•the interconnection of charging infrastructure being aggregated and controlled by our GIVe platform to the electrical grid;
•required payments under the agreement pursuant which we acquired certain of our key patents;
•our international operations, including related tax, compliance, market and other risks;
•our ability to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel;
•limited experience of our management in operating a public company;

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
•our use of third-party software;
•our use of open source software;
•the possibility we will become subject to infringement claims;
•our investment in research and development;
•the existence of undetected defects, errors or bugs in charging stations hardware or software;
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
•the effect of tax laws and regulations generally, and changes to such laws and regulations;
•the effect of any changes in U.S. GAAP;
•the expense and administrative burden of being a public company;
•our ability to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act;

Legal and Regulatory Matters

•electric utility statutes and regulations and changes to such statutes or regulations;
•privacy concerns and laws;
•accounting, legal and regulatory requirements for public companies;
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

There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or strategic investments may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
We are an early stage company with a history of net losses, and we expect losses to continue in the future. If we do not achieve and sustain profitability, our financial condition could suffer.
As a relatively new business, we have not yet demonstrated a sustained ability to generate sufficient revenue from the sales of our technology and services or conduct sales and marketing activities necessary for successful commercialization of our GIVe platform. Consequently, any assessment you make about our current business or future success or viability may not be as accurate as they could be if we had a longer operating history and had been able to reduce some of the uncertainties set forth elsewhere in this Annual Report on Form 10-K. Further, our limited financial track record, without sufficient revenue yet from our expected future principal business, may be of limited reference value for your assessment of our business. For example, although to date a substantial portion of our revenues have been derived from grant-funded projects, we expect to rely primarily on revenue from commercial projects in the future.
We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $32.1 million and $36.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $148.2 million. Further, we expect to incur significant costs in the future, in particular research and development and commercialization costs related to our GIVe platform. As we operate in the highly competitive EV charging equipment and service market based in part on the quality of technology, we are under pressure to incur research and development and other expenses with a potential negative impact on our short-term profitability. Historically, we have been able to raise funds primarily through issuances of equity and convertible notes to support our business operations, although there can be no assurance we will be successful in raising funds in the future, on satisfactory terms or at all.
If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Our technology products and services may fail to realize their sales potential as expected due to competition, insufficient market demand, product defects, or any other reason. Therefore, even after we start to generate revenue from the sales of our technology products and services in the future, we may still not be profitable for an extended period of time or may not become profitable as expected, or at all. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.
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
We currently face competition from a number of companies, and expect to face significant competition in the future as the market for EV charging develops.
The EV charging market as a whole is relatively new and competition is still developing. We primarily compete with charge point operator EV charge management platforms providing fleet charging services without sophisticated bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Fermata Energy, Blink and Ovo Energy. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
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
In addition, large early stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. While we have established operations in Europe, expanding the business will require investment of time and funds in order to support the growth within the European countries we are targeting. We may not have sufficient resources to be successful in penetrating this market, as a result of a failure by our business development efforts, or as a result of competition by other competitors in the European market. In such event, we may not receive a return of our investment, which could have an adverse effect on our financial condition.
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
Our business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.

We do not typically install charging stations at customer sites. These installations are typically performed by our partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact our recognition of revenue in certain cases and/or impact customer relationships, either of which could impact our business and profitability. Furthermore, we may in the future elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require us to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability to us or cause customers to become dissatisfied with the solutions we offer and our overall reputation would be harmed.
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

We believe that a customer’s decision to purchase our solutions is strongly influenced by the cost of electricity utilized by EVs through our solutions relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utility grid would make it more difficult for our solutions to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity may keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power or coal-fired plants, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of our solutions less economically attractive and depressing sales of our products. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to increase the cost of installation or operation of our solutions. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed penetration levels, or other measures. If the cost of electricity utilized by installations incorporating our solutions is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
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
If we are unable to provide planned services to the energy markets or generate the anticipated revenue from the provision of our services, it would have a material adverse effect on our financial condition and results of operations.
The occurrence of delays in obtaining interconnection approval, or the imposition of interconnection limits or circuit-level caps by regulators, may significantly reduce our ability to provide grid services.
While we are able to access the grid services market in multiple locations, it is essential that we expand the number of services we are able to perform and the locations in which we perform them. The ability to interconnect and provide these services to the grid is very often regulated and requires approvals from the local utilities and in some instances, the local public utility commissions or similar regulatory bodies. Working with utilities and local regulators might create delays in the ability to roll out these services, which could delay or prevent us from recouping our investment in these services.
In addition, interconnection rules establish the circumstances in which our GIVe platform will be connected to the electricity grid. Interconnection limits and long backlogs interconnection queues or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of energy from various sources that can be interconnected to the grid.
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
We are party to an intellectual property acquisition agreement (“IP Acquisition Agreement”) with the University of Delaware, pursuant to which we acquired certain of the key patents underlying our V2G technology. The university beneficially owns approximately 0.7% of our outstanding common stock. Under this IP Acquisition Agreement, upon achieving certain substantial commercialization milestones, we may be required to make up to $7,500,000 in royalty payments to the University of Delaware. We also are required to pay the University of Delaware a minimum of $400,000 per year under a research agreement subject to achievement of certain milestones. These payments will reduce our cash flow and profits. Furthermore, in the event of a material breach of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we may be required to assign the patents back to the university. In addition, in the event the University of Delaware notifies us of a third party’s interest in a region in which the patents are valid, and we do not within 60 days inform the university that either we intend to address the region pursuant to a commercially reasonable development plan or intend to enter into a license agreement with an identified third party, we will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region. In such event, we may be unable to realize all of the benefits of the development of the V2G technology.
We operate internationally, and expect to continue to expand our international operations, which will expose us to additional tax, compliance, market and other risks.
We operate in the United States, Europe and Japan and maintain contractual relationships with parts and manufacturing suppliers around the world. We continue to invest in expanding our presence in Europe and Japan. Managing this expansion requires additional resources and controls, and our international operations subject us to additional risks, including:
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
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations and otherwise and materially adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our V2G platform. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas or hydrogen, may emerge as preferred alternative to petroleum-based propulsion. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of consumers and others such as regulatory bodies. Any failure by us to further develop new or enhanced V2G technologies and services to react to changes in existing technologies and standards could materially delay the introduction and adoption of V2G technology and services, which could result in the loss of competitiveness of our V2G platform, decreased revenue and a loss of market share to competitors. As technologies change, we plan to integrate, upgrade or adapt our V2G technology and services, and to introduce new services in order to continue increasing the value we provide to customers.

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
We also intend to derive future revenues from regulatory credits. If government support of these credits declines, our ability to generate this other revenue in the future would be adversely affected. The availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, our revenue from these credits would be adversely impacted.
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
Certain estimates of market opportunity and expectations of market growth included in this report on Form 10-K may prove to be inaccurate.
This Annual Report on Form 10-K includes estimates of the addressable market for our solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates.
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
•any patent applications we submit may not result in the issuance of patents;
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Some of Our products may contain open-source software, which may pose particular risks to its proprietary software, products and services in a manner that could harm its business.

We may use open-source software in our products and anticipate possibly using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third-parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make its software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully. Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, have an adverse effect on our business and results.
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

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third a party to commercialize our technology or products, which may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

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
Furthermore, our software platform is complex, developed over two decades by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if our products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
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
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture, and introduce new products and enhance existing products. In addition, we invest in research and development that may not lead to commercially viable products and services in the short-term, but which we believe are critical to the long-term future of our business. Our research and development expenses were $8.8 million and $8.0 million during the years ended December 31, 2023 and 2022, respectively, and such expenses are likely to grow in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks and those of our vendors, including personal information of our employees and clients, and company and vendor confidential data. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to strengthen or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and/or groups in private litigations involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
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
If we fail to offer high-quality support to station owners and drivers, our business and reputation will suffer.
Once a customer has installed our or a partner’s charging stations and subscribed to our services, station owners and drivers will rely on us and our partners to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer support is important. The importance of high-quality customer support will increase as we seek to expand our business and pursue new customers and geographies. If we do not quickly resolve issues and provide effective support, our ability to retain customers or sell additional products and services to existing customers could suffer and our brand and reputation could be harmed.
We rely on a limited number of customers for a large portion of our revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.
We depend on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2023 and 2022, three customers accounted for 30.3%, and one customer accounted for 32.1% of our total revenue, respectively. The loss of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.
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
We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated, and we may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with the strong sales skills and technical knowledge. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Our business will be harmed if continuing investment in our sales and marketing capabilities does not generate a significant increase in revenue.
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
As a result, included on our consolidated balance sheet as of December 31, 2023, contained elsewhere in this Annual Report on Form 10-K, is a derivative liability related to the private placement warrants due to certain features embedded in the private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
In addition, under current SEC regulations, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. If our ability to offer securities under an effective shelf registration statement is limited, including by the baby shelf rule, we may choose to conduct an offering of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. For example, we conducted our public offering in January 2024 pursuant to a Form S-1 registration statement. We would expect these alternatives to using a shelf registration statement to take more time and be a more expensive method of raising additional capital relative to using our shelf registration statement.
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
As of December 31, 2023, we had $79.1 million of U.S. federal and $43.5 million of state net operating loss carryforwards available to reduce future taxable income, of which $76.0 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2034. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is possible that we will not generate taxable income in time to utilize the net operating loss carryforwards prior to their expiration. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
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
We face increased legal, accounting, administrative and other costs and expenses as a new public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities in which we have not engaged previously. For example, we created board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, management has identified material weaknesses, and may in the future identify other material weaknesses or significant deficiencies, in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.23 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of equity securities of Newborn (our predecessor) in its initial public offering consummated on February 19, 2020. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and our warrants issued pursuant to the warrant agreement, dated as of February 13, 2020 and amended as of March 19, 2021, by and between us and Continental Stock Transfer & Trust Company (the "pre-merger warrants"), and the price of such securities may be more volatile.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, the combined company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of indefinite-lived and long-lived assets, product warranty, valuation allowances for deferred tax assets, valuation of common stock warrants, and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”) and similar laws associated with activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
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
At March 21, 2024, we have 6,069,914 outstanding shares of common stock. At March 21, 2024, we had outstanding warrants to purchase 15,239,125 shares of our common stock and outstanding pre-funded warrants to purchase 150,000 shares of our common stock.
In addition, at December 31, 2023, there were 77,007 shares issuable upon exercise of our outstanding stock options, which have a weighted average exercise price of approximately $338.67 per share and an average remaining life of approximately 7.91 years, and 10,308 shares issuable upon settlement of outstanding restricted stock units; and 52,750 shares authorized and available for future issuance under the 2020 Equity Incentive Plan.
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
The exercise price for the pre-merger warrants is $460.00 per whole share, and the exercise prices for the Levo warrants range from $400.00 per share to $1,600.00 per share. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

RISK MANAGEMENT and STRATEGY

Overall Process

We protect our digital systems and data through a comprehensive cybersecurity management program, which includes a cybersecurity function, risk assessments, policies and procedures, and technical measures and related services from third party service providers. We have a Cybersecurity Working Group (“CWG”) with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. As part of our cybersecurity management program, we have a CWG which is responsible for monitoring both internal and external cybersecurity threats, conduct initial assessment of severity, coordinate incident response resources, reduce incident response time, and shift toward a proactive cyber-defense model, which includes a dedicated threat intelligence program that leverages custom intelligence platforms as well as industry specific professional associations and ongoing threat hunting. Through our cybersecurity risk management program, we monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and countermeasures made to defend against such threats.

We have outlined preliminary policies and procedures, including our Incident Response Plan ("IRP"), for assessing, identifying, managing, and responding to cybersecurity and privacy threats and incidents, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities for preliminary assessment, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our policies and procedures include processes which incorporate regular cybersecurity tabletop exercises to test established policies and procedures for responding to cybersecurity threats and incidents. In addition, employees and stakeholders can report cybersecurity threats, cybersecurity and data privacy incidents, or other concerns through an internal reporting channel.

Risk Management Process Integration

Our risk management processes, including Cybersecurity, are overseen by the Audit Committee of our board of directors. Our processes include ongoing information technology risk assessments, and third-party security risks assessments.

Our cybersecurity risk management efforts have also been integrated into the overall risk management process, which includes assessment of cybersecurity risks that could result in significant operational disruption to the Company, such as business downtime, loss of Company’s financial assets or other operation interruptions, as well as risks that could have significant reputational and compliance/regulatory impact. Cybersecurity risks identified and tracked through our risk management process have assigned risk owners at the executive leadership level and risk delegates who are responsible to identify and manage risk mitigation actions. Key risk indicators are updated periodically and communicated to our executive leadership.

We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, and program enhancements. We also include cybersecurity training as part of our required annual employee training program. In addition, cybersecurity and privacy training and awareness is integrated and continues throughout the year, utilizing various delivery methods such as phishing campaigns, training sessions, and informational articles.

Third Party Security Experts

We engage third party security experts to supplement our internal CWG team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts provide guidance to support our cybersecurity efforts. We use the findings of these third-party experts to improve our practices, procedures, and technologies. We also engage as necessary third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.

Identification of Threats Associated with Third Parties

We utilize an internal risk management process to identify, assess, monitor, and mitigate risks associated with third-party relationships, including cybersecurity risks. We conduct initial risk assessments of key third-party suppliers and service providers based on various factors to classify each into a risk category. Our process is designed to apply our most rigorous processes to those suppliers and service providers that are classified into the highest risk category. These processes include due diligence assessments of key third-party suppliers and service providers that have access to our networks, confidential information, and information systems in order to assess the risks from cybersecurity threats that could impact our suppliers and third-party service providers. We leverage external partners to assist with the regular assessment of our top priority suppliers and third-party service providers to identify, review and address risks, including deeper reviews of their cybersecurity controls. We also require that our key suppliers and third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards.

Incidents and Risks

Nuvve Holding Corp. has not experienced a material cybersecurity incident. Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Technology, Intellectual Property, and Infrastructure" identified in the "Risk Factors" section of Part 1 of Item 1A herein.

GOVERNANCE

Board of Directors

Oversight responsibilities for our cybersecurity and digital trust compliance programs and risks lie with the Audit Committee of our board of directors. Our board of directors have the ultimate oversight responsibilities of our cybersecurity program and all operational, financial, strategic, and reputational risks with oversight of specific risks undertaken with the committee structure including risks related to cybersecurity, privacy, and technology.

The Audit Committee receives reports on the Company's cybersecurity program and developments from our CWG, at our regular meetings, at least once a year or as needed. These reports typically include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status, as well as a review of our key third-party service providers. Our digital technology, legal, and the corporate audit functions also routinely present to the Audit Committee on key cybersecurity topics and, on at least an annual basis, the Board receives reports on the Company's cybersecurity program and developments from the CWG.

Management

Our programs are focused on building digital trust through sound oversight of cybersecurity and data privacy protections and the responsible use of data and technology. We operate a CWG, and we have a cross-functional approach to addressing cybersecurity-related risks through the functional compliance structures in our digital technology.

Our senior executive leadership is actively engaged in the oversight and strategic direction of our cybersecurity and digital trust compliance programs, with active participation in the CWG. The CWG is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation action, and assisting the Audit Committee in overseeing the Company’s cybersecurity risks. The CWG also develops periodic reports on the Company's cybersecurity program and developments. The CWG members include the Chief Operating Officer, Chief Financial Officer, and Vice President of Technology.

The Chief Operating Officer is National Association of Corporate Directors (“NACD”) Directorship Certified® and has earned the NACD certificate in cyber risk oversight.

Our policies and procedures include the establishment of an Incident Response Team ("IRT") that consists primarily of representatives from the CWG, legal, corporate communications, finance, and other relevant stakeholders. The IRT follows the guidance as outlined in the IRP to respond to cybersecurity incidents and escalate as necessary to the CWG based on a defined severity matrix. The senior executive leadership stakeholders are responsible for assessing the materiality of risks in consultation with the IRT, CWG, and external advisors.

Item 2. Properties
Our principal executive offices are located in leased office space at 2488 Historic Decatur Rd., Suite 200, San Diego, California. We also maintains office space, operations and equipment storage facilities in San Diego, Michigan, Denmark, and the United Kingdom. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
Item 3.    Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. For example, on July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC Chargers and dispensers for EVs (“DC Chargers”), for a total price of $13.2 million. As previously disclosed, a dispute (the "Dispute") arose as to the PO, and an arbitration proceeding was initiated.

On February 2, 2024 (the “Settlement Date”), we and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, we agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. We further agreed to pay Rhombus an aggregate of $2.4 million for certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to us and Rhombus. We and Rhombus agreed to release one another from any and all claims relating to the Dispute.

Please see Note 17 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock and pre-merger warrants trade on the Nasdaq Capital Market under the symbols “NVVE" and "NVVEW", respectively.

Holders

As of March 21, 2024, there were approximately 28 shareholders of record of our common stock, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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
Our proprietary V2G technology enables us to link multiple EV batteries into a virtual power plant to provide bi-directional services to the electrical grid. Our GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., aggregation of EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services typically offered by conventional generation sources (i.e., coal and natural gas plants). Our current addressable energy and capacity markets include grid services such as frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage.
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
Supply Chain Constraints

Global inventory delays, increased and unpredictable lead times, labor shortages, and process capacity pressures, could impact our ability to service customer demand. During the years ended December 31, 2023 and 2022, we estimated that these disruptions could result in our future inability to fulfill customer orders which will in turn impact our net revenues. In an effort to mitigate unpredictable lead times, we increased our inventory orders contributing to our elevated inventory levels at the end of those periods. While we expect supply chain disruption to continue in 2024, we are planning a reduction in inventory buys, as we expect to fulfill customer demand using inventories on-hand.

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

Effects of Inflation

As inflationary pressures continued to have negative impact on global revenue, operating margins and net income, including increased costs of labor, products and freight, it did not have a significant impact on our results of operations in the year ended December 31, 2023. However, if these inflationary pressures continue, our revenue, gross and operating margins and net income could be impacted in the year ending December 31, 2024.
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
Competition
We offer proprietary V2G technology and services and intend to expand our market share over time in our product categories, leveraging the network effect of our V2G technology, services and GIVe software platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, our competition includes other types of electric vehicle charging technologies, such as uni-directional “smart-charging” and lower cost (unmanaged) charging solutions. If due to increased competition our market share does not grow, our revenue and ability to generate profits in the future may be impacted.
Geographic Expansion
We operate in North America, selected countries in Europe (directly and through our business venture with EDF), and Japan. Revenue from North America and Europe is expected to contribute significantly to our total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of Japan's market for V2G technology and services. We are positioned to grow our North American and European business through future partnerships with charge point operators, OEMs and leasing companies. However, we may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Our growth in North America and Europe requires differentiating ourself as compared to the several existing competitors. If we are unable to penetrate the market in North America and Europe, our future revenue growth and profits will be impacted.

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
Our estimated backlog on December 31, 2023 was $3.9 million, which we expect to be earned in future periods.
Market Opportunity
We see a significant market opportunity for V2G, totaling approximately over $6 trillion and our management believes it is well positioned to capture this global opportunity for a variety of reasons:
•First, our intellectual property includes key patents, making it difficult for competitors to perform V2G functions without violating our intellectual property. Our technology originated with an academic unit at the University of Delaware starting in 1996 and not only had decades of development but tens of millions of dollars in project funding invested prior to our acquisition of the intellectual property and commercialization of the technology.
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

Results of Operations
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Period-over-Period Change
	2023	2022	Change ($)	Change (%)
Revenue
Products	$5,843,187	$4,129,246	$1,713,941	41.5%
Services	$2,162,218	$784,710	$1,377,508	175.5%
Grants	326,757	459,427	(132,670)	(28.9)%
Total revenue	8,332,162	5,373,383	2,958,779	55.1%
Operating expenses
Cost of products	5,804,011	3,609,461	2,194,550	60.8%
Cost of services	1,177,333	587,327	590,006	100.5%
Selling, general and administrative expenses	24,694,693	30,115,571	(5,420,878)	(18.0)%
Research and development expense	8,761,400	7,976,568	784,832	9.8%
Total operating expenses	40,437,437	42,288,927	(1,851,490)	(4.4)%
Operating loss	(32,105,275)	(36,915,544)	4,810,269	(13.0)%
Other income
Interest income, net	108,182	134,579	(26,397)	(19.6)%
Change in fair value of warrants liability	216,263	11,986,462	(11,770,199)	NM
Change in fair value of derivative liability	49,497	152,723	(103,226)	(67.6)%
Other, net	436,146	85,074	351,072	412.7%
Total other income, net	810,088	12,358,838	(11,548,750)	NM
Loss before taxes	(31,295,187)	(24,556,706)	(6,738,481)	27.4%
Income tax expense	1,600	800	800	100.0%
Net loss	$(31,296,787)	$(24,557,506)	$(6,739,281)	27.4%
Less: Net loss attributable to non-controlling interests	(12,456)	(538,841)	526,385	NM
Net loss attributable to Nuvve Holding Corp.	$(31,284,331)	$(24,018,665)	$(7,265,666)	30.3%
________________
NM - Not Meaningful

Revenue
Total revenue was $8.3 million for the year ended December 31, 2023, compared to $5.4 million for the year ended December 31, 2022, an increase of $3.0 million, or 55.1%. The increase is attributed to a $1.7 million increase in products and $1.4 million increase in services revenue due to higher customers sales orders and shipments, partially offset by a decrease of $0.1 million in grants revenue. Products and services revenue for the year ended December 31, 2023 consisted of sales of school buses of $1.0 million, DC and AC Chargers of $4.8 million, grid services revenue of $0.8 million, and engineering services of $1.3 million.
Cost of Product and Service Revenue
Cost of products and services revenues for the year ended December 31, 2023, increased by $2.8 million to $7.0 million, or 66.3%, compared to $4.2 million for the year ended December 31, 2022 due to higher customers sales orders and shipments. Products and services margins for the year ended December 31, 2023 decreased by 1.8%, to 12.8%, compared to 14.6% for the same prior year period. Margin was negatively impacted mostly by a higher mix of hardware charging stations sales, including the impact of lower margin school buses sales, offset by a lower mix of engineering services during the year ended December 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $24.7 million for the year ended December 31, 2023 as compared to $30.1 million for the year ended December 31, 2022, a decrease of $5.4 million, or 18.0%.
The decrease during the year ended December 31, 2023 was primarily attributable to decreases in compensation expenses of $1.7 million, including share-based compensation, decreases in travel related expenses of $0.7 million, decreases in subcontractor and outside services expenses of $0.3 million, decreases in professional fees related to internal operational reviews of $1.5 million, decreases in insurance related expenses of $1.0 million, partially offset by increases in audit services fees of $0.7 million, increases in bad debt expenses of $0.1 million, increased in lease expenses related to the main corporate office and warehouse of $0.1 million, increase in office expenses of $0.2 million, increase in legal expenses of $0.4 million and software subscriptions expenses of $0.6 million. Expenses resulting from the consolidation of Levo's activities during the year ended December 31, 2023, contributed $2.3 million to the decrease in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses increased by $0.8 million, or 9.8%, from $8.0 million for the year ended December 31, 2022 to $8.8 million for the year ended December 31, 2023. The increases during the year ended December 31, 2023 were primarily attributable to hiring of engineering personnel, which resulted in increases in compensation expenses and subcontractor expenses used to advance the Company's platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, financing costs, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net decreased by $11.5 million of income, from $12.4 million of other income for the year ended December 31, 2022 to $0.81 million in other income for the year ended December 31, 2023. The decrease during the year ended December 31, 2023 was primarily attributable to the change in fair value of the warrants liability and derivative liability, partially offset by gains realized from the sale of our equity investment in Switch EV Ltd (See Note 6) and sublease income related to the subleasing of part of our main office space (See Note 16).

Income Taxes
In the years ended December 31, 2023 and 2022, we recorded nominal income tax expenses. The income tax expenses during the years ended December 31, 2023 and 2022 were nominal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance.
Net loss
Net loss increased by $6.7 million, or 27.4%, from $24.6 million for the year ended December 31, 2022 to $31.3 million for the year ended December 31, 2023. The increase in net loss was primarily due to decrease in other expenses of $11.5 million, and an increase in operating expenses of $4.8 million, and which includes an increase in cost of product of $2.8 million mainly associated with the loss on the sale of school buses, partially offset by increase in revenue of $3.0 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest in Levo was $0.01 million and $0.54 million for the year ended December 31, 2023 and 2022, respectively.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources
Sources of Liquidity
We are an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $32.1 million and $36.9 million for the years ended December 31, 2023 and 2022, respectively. Our cash used in operations were $21.3 million and $34.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a cash balance, working capital, and stockholders’ equity of $1.5 million, $4.7 million and $2.6 million, respectively.

We have incurred net losses and negative cash flows from operations since our inception. We have funded our business operations primarily with the issuance of equity and convertible notes, and cash from operations. We plan to fund current operations through increased revenues and raising additional capital. Please see below for details. However, there can be no assurance we will be successful in raising necessary funds in the future, on acceptable terms or at all.

February 2024 Public Offering

On January 31, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”) regarding an underwritten public offering of our securities (the “Offering”). The Offering was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-276415) filed with the SEC, which was declared effective as of January 31, 2024. On February 2, 2024, we completed the Offering for gross proceeds of approximately $9.6 million prior to deducting underwriting discounts and commissions and offering expenses. Craig-Hallum received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the Offering, and is further entitled to receive 7.0% of the gross proceeds received by us in connection with the exercise of any of the outstanding Series B Warrants issued in the Offering.

As noted above, on January 31, 2024, we entered into an Underwriting Agreement regarding the Offering which was comprised of the following:

1. 3,035,000 shares of common stock;
2. 1,765,000 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock;
3. 4,800,000 Series A Warrants (“Series A Warrants”) to purchase shares of common stock, with an initial exercise price of $2.00 per share and a term of five years following the issuance date;
4. 4,800,000 Series B Warrants (“Series B Warrants”) to purchase shares of common stock with an exercise price of $2.00 per share and a term of nine months following the issuance date; and
5. 4,800,000 Series C Warrants (“Series C Warrants”) to purchase shares of common stock with an exercise price of $2.00 per share and a term of five years following the issuance date, subject to early expiration as described below.

Each share of common stock and Pre-Funded Warrant issued in the Offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of common stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $2.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $1.9999, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, we granted Craig-Hallum warrants to purchase up to 480,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $2.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 240,000 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering.

Shelf Registration
On April 25, 2022, we filed a shelf registration statement with the SEC on Form S-3 which allow us, subject to limitations under the baby shelf rules discussed below, to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. Our ability to utilize the full capacity of our shelf registration, or any future shelf registration on Form S-3, is limited by our compliance with the baby shelf rules. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of securities that may be offered and sold by us under a Form S-3 registration statement, including pursuant to our shelf registration statement, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As a result, we will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.
At the Market Offerings and Registered Direct Offerings
2022 ATM Offering Program
On May 5, 2022, we entered into an at-the-market offering agreement (the "Sales Agreement"), with Craig-Hallum and Chardan Capital Market, LLC ("Chardan"), as agents (the "Agents"). From time to time during the term of the Sales Agreement, we could offer and sell shares of common stock having an aggregate offering price up to a total of $25.0 million in gross proceeds. The Agents were entitled to collect a fee equal to 3% of the gross sales price of all shares of common stock sold pursuant to the Sales Agreement. Shares of common stock sold under the Sales Agreement were offered and sold pursuant to our shelf registration statement describe above. During the year ended December 31, 2023, we sold 19,822 shares of common stock pursuant to the Sales Agreement at an average price of $99.40 per share for aggregate net proceeds of approximately $3.8 million. The Sales Agreement terminated pursuant to its terms in June 2022.
2023 ATM Offering Program

On January 31, 2023, we entered into an at-the-market Offering Agreement (the “ATM Agreement”) with Craig-Hallum, as sales agent ("Agent"), pursuant to which we could offer and sell, from time to time through the Agent shares of our common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. We paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares, and we reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the year ended December 31, 2023, we sold 37,804 shares of common stock pursuant to the ATM Agreement at an average price of $25.60 per share for aggregate net proceeds of approximately $0.9 million. Effective October 16, 2023, we and the Agent agreed to terminate the ATM Agreement.
February 2023 Registered Direct Offering

On February 17, 2023, we entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 13,587 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $36.80 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
April 2023 Registered Direct Offering

On April 14, 2023, we entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 45,455 shares of common stock in a registered direct offering (the “April 2023 Offering”). The offering price for the shares was $22.00 per share of common stock. The closing of the April 2023 Offering occurred on April 17, 2023. The aggregate gross proceeds from the April 2023 Offering was approximately $1.0 million. Chardan acted as the placement agent for the April 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
June 2023 Registered Direct Offering
On June 6, 2023, we entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 62,313 shares of common stock in a registered direct offering (the “June 2023 Offering”). The offering price for the shares was $16.00 per share of common stock. The closing of the June 2023 Offering occurred on June 6, 2023. The aggregate gross proceeds from the June 2023 Offering was approximately $1.0 million. Chardan acted as the placement agent for the June 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
October 2023 Offerings
On October 18, 2023, we entered into a marketed offering relating to the issuance and sale of 178,571 shares of our common stock. The offering price for the shares was $5.60 per share of common stock. The closing of the offering occurred on October 20, 2023. The aggregate gross proceeds received by us from the market offering was approximately $1.0 million. Aegis Capital Corp acted as the underwriting agent of offering and received underwriting discounts and commissions equal to 7.0% of the gross proceeds. In addition, we granted Aegis Capital Corp. a 45-day option to purchase up to 26,786 of additional shares of common stock, less underwriting discounts and commissions solely to cover over-allotments. On October 20, 2023, Aegis exercised the option to purchase over-allotments shares of 19,931 at offering price of $5.60 per share. The aggregate gross proceeds from the exercise of over-allotments shares was approximately $0.1 million. Aegis Capital Corp received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the exercise of the over-allotment option.

On October 25, 2023 we entered into a definitive agreement with a single institutional investor for the purchase and sale of 344,324 shares of common stock and pre-funded warrants to acquire shares of common stock in a registered direct offering. The purchase price of each share was $6.00 per share. The purchase price for the pre-funded warrants is equivalent to the purchase price for the shares, less the exercise price of $0.0001. The aggregate gross proceeds to us was approximately $2.1 million. The transaction closed on October 27, 2023, and was subject to the satisfaction of customary closing conditions.
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
Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC Chargers and dispensers for EVs (“DC Chargers”), for a total price of $13.2 million. As previously disclosed, a dispute (the "Dispute") arose as to the PO, and an arbitration proceeding was initiated.
On February 2, 2024 (the “Settlement Date”), we and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, we agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. We further agreed to pay Rhombus an aggregate of $2.4 million for certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to us and Rhombus. We and Rhombus agreed to release one another from any and all claims relating to the Dispute.

Cash Flows

	Years Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(21,254,328)	$(34,081,975)
Investing activities	1,136,722	(1,438,045)
Financing activities	5,862,746	19,063,624
Effect of exchange rate on cash	35,624	(50,228)
Net (decrease) increase in cash and restricted cash	$(14,219,236)	$(16,506,624)
Net cash used in operating activities during the year ended December 31, 2023 was $21.3 million as compared to net cash used of $34.1 million in the year ended December 31, 2022. The $12.8 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the year ended December 31, 2023 as compared to the same prior period. Working capital during the year ended December 31, 2023 was impacted by, among other items, higher operating loss of $32.1 million, resulting from higher costs of sales, partially offset by decreases in compensation expenses, decreases in professional fees related to internal operational reviews, decreases in governance and other public company costs, and decreases in cash purchases to fund inventory levels. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower cash use of cash for working capital.
During the year ended December 31, 2023 cash provided by investing activities was $1.14 million as compared to net cash used for investing activities of $1.44 million during the year ended December 31, 2022. Net cash provided by investing activities were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided by financing activities for the year ended December 31, 2023 was $5.9 million, of which $5.0 million were the proceeds from the various 2023 Offerings, partially offset by issuance cost, and $0.9 million was provided in connection with the proceeds from the 2023 at-the-market common stock offering, partially offset by issuance cost.
Cash provided by financing activities for the year ended December 31, 2022 was $19.1 million, of which $13.1 million were the proceeds from the 2022 Offering, partially offset by issuance cost, $3.8 million was provided in connection with the proceeds from the 2022 at-the-market common stock offering, partially offset by issuance cost, proceeds from the equity forward option put exercise of $2.0 million, and proceeds from the exercise of stock options of $0.2 million.

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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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
When agreements involve multiple distinct performance obligations, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP based on the observable standalone selling price when it is available, as well as other factors, including the price charged to our customers, our discounting practices and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, we estimate the SSP using the residual approach.
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

Share-based compensation
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

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Years Ended December 31,
	2023	2022
Expected life of options (in years)	7.0	6.0
Dividend yield	0%	0%
Risk-free interest rate	4.61%	1.02%
Expected volatility	79.6%	60.2%
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this Annual Report, have not been material, are recognized within provision for income taxes.

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for more information regarding recently issued accounting pronouncements.
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
We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the year ended December 31, 2023.
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
Item 8.    Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F-pages at the beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2023.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.
Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that in connection with the preparation of our consolidated financial statements for the years ended December 31, 2022, 2021, 2020 and 2019, that it identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses identified in our internal control over financial reporting related to (i) segregation of duties related to roles and responsibilities; and (ii) documentation of financial closing policies and procedures, including consistently establishing approval thresholds, adhering to appropriate document retention and record-

keeping practices, and documenting the review of agreements and accounting estimates, and addressing and evaluating the accounting of complex financial matters.
During the twelve months ended December 31, 2023, management has evaluated the design and operating effectiveness of internal controls over financial reporting and has taken the following steps to remediate the identified material weaknesses:
•implemented an Enterprise Resource Planning ("ERP") system for the Company's accounting books and records. The ERP system has further provided and enhanced segregation of duties through its internal workflow processes and procedures;
•utilized outside technical accounting consultants to supplement the Company’s resources to assist in evaluating complex accounting transactions matters; and
•utilized outside consultants to perform a comprehensive review of current procedures to identify and assist in implementing controls in conformity with COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring.

During the twelve months ended December 31, 2023, management tested the remediated controls related to the material weakness described above for a sufficient period of time, and management has concluded, through testing, that as of December 31, 2023, these controls were operating effectively. Therefore, management has concluded that the material weaknesses previously identified in the Company’s internal control over financial reporting have been remediated at December 31, 2023.

Regardless of the previously identified and now remediated material weaknesses, management has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, its financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There is no significant changes, except as discussed above, in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at http://www.nuvve.com under the Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Auditor Name: Deloitte & Touche LLP Auditor Firm ID: PCAOB ID: 34 Auditor Location: San Diego, CA

Part IV
Item 15.    Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Financial
Statements” on page F-1 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in our consolidated financial statements or the notes thereto.
(3) Exhibits.
The following is a list of all exhibits filed or furnished as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	10-K	4.5	3/31/2022
4.6	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.7	Form Warrants	8-K	4.2	7/28/2022
4.8	Form of Pre-Funded Warrant	8-K	4.1	10/27/2023
4.9	Form of Series A Warrant to Purchase Common Stock	S-1/A	4.9	1/26/2024
4.10	Form of Series B Warrant to Purchase Common Stock	S-1/A	4.10	1/26/2024
4.11	Form of Series C Warrant to Purchase Common Stock	S-1/A	4.11	1/26/2024
4.12	Form of Pre-Funded Warrant	S-1/A	4.12	1/26/2024
4.13	Form of Underwriter Warrant	S-1/A	4.13	1/26/2024
4.14	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A.	S-1/A	4.14	1/26/2024
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Amended and Restated Employment Agreement with Gregory Poilasne, dated January 25, 2024	8-K	10.1	1/26/2024
10.5	Amended and Restated Employment Agreement with Ted Smith, dated January 25, 2024	8-K	10.2	1/26/2024
10.6	Amended and Restated Employment Agreement with David Robson, dated January 25, 2024	8-K	10.3	1/26/2024
10.7	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.8#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.9#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.10	Warrant Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.1	5/17/2021
10.11	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.2	5/17/2021
10.12	Registration Right Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.3	5/17/2021

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.13#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.14#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.15#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021
10.16#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.17#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
10.18^	Form of Securities Purchase Agreement between the Company and the Purchaser, dated July 27, 2022	8-K	10.1	7/28/2022
10.19	Placement Agency Agreement between the Company and Craig-Hallum Capital Group LLC	8-K	10.2	7/28/2022
10.20	At The Market Offering Agreement, dated January 31, 2023, by and between Nuvve Holding Corp. and Craig-Hallum Capital Group LLC.	8-K	10.1	1/31/2023
10.21	Form of Subscription Agreement between the Company and the Purchaser, dated February 17, 2023.	8-K	10.1	2/17/2023
10.22	Nuvve Holding Corp. Amended and Restated 2020 Equity Incentive Plan	8-k	10.1	6/5/2023
10.23	At The Market Offering Agreement, dated January 31, 2023, by and between Nuvve Holding Corp. and Craig-Hallum Capital Group LLC.	8-K	10.1	1/31/2023
10.24	Form of Subscription Agreement between the Company and the Purchaser, dated February 17, 2023.	8-K	10.1	2/17/2023
10.25	Form of Securities Purchase Agreement between the Company and the Purchaser, dated April 14, 2023.	8-K	10.1	4/17/2023
10.26	Form of Securities Purchase Agreement between the Company and the Purchaser, dated June 5, 2023.	8-K	10.1	6/06/2023
10.27	Form of Securities Purchase Agreement between the Company and the Purchasers named therein, dated October 25, 2023.	8-K	10.1	10/27/2023
10.28#	Settlement and Release Agreement, dated February 2, 2024, between the Company and Rhombus Energy Solutions.	*
21.1	List of Subsidiaries of Nuvve Holding Corp	*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+
97.1	Nuvve Holding Corp. Compensation Clawback Policy	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
_____________________
*    Filed herewith.
+    Furnished herewith.
†    Filed by Newborn Acquisition Corp., the predecessor to the registrant.
#    Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVVE HOLDING CORP.

		By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
		Date:	March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date

By:	/s/ Gregory Poilasne	Chief Executive Officer	March 28, 2024
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	President, Chief Operating Officer, and Director	March 28, 2024
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
David G. Robson

By:	/s/ Jon M. Montgomery	Interim Chairperson of the Board and Director	March 28, 2024
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 28, 2024
H. David Sherman

By:	/s/ Angela Strand	Director	March 28, 2024
Angela Strand

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nuvve Holding Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvve Holding Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

San Diego, California

March 28, 2024

We have served as the Company’s auditor since 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$1,534,660	$15,753,896
Restricted cash	480,000	480,000
Accounts receivable, net	1,724,899	1,090,467
Inventories	5,889,453	11,551,831
Prepaid expenses	994,719	1,487,582
Deferred costs	1,667,602	1,171,262
Other current assets	751,412	314,528
Total Current Assets	13,042,745	31,849,566

Property and equipment, net	766,264	636,944
Intangible assets, net	1,202,203	1,341,640
Investment in equity securities	670,951	1,670,951
Investment in leases	112,255	97,054
Right-of-use operating lease assets	4,839,526	5,305,881
Financing receivables	288,872	288,872
Security deposit, long-term	27,690	8,682
Total Assets	$20,950,506	$41,199,590

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,694,325	$2,390,422
Accrued expenses	4,632,101	3,347,399
Deferred revenue	1,030,056	1,221,497
Operating lease liabilities - current	856,250	824,326
Other liabilities	105,141	113,844
Total Current Liabilities	8,317,873	7,897,488

Operating lease liabilities - noncurrent	4,646,383	5,090,170
Warrants liability	4,621	220,884
Derivative liability - non-controlling redeemable preferred shares	309,728	359,225
Other long-term liabilities	681,438	393,179
Total Liabilities	13,960,043	13,960,946

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at December 31, 2023 and December 31, 2022; aggregate liquidation preference of $3,750,201 and $3,464,606 at December 31, 2023 and December 31, 2022, respectively.	4,193,629	3,547,765
Class D Incentive units, zero par value, 1,000,000 units authorized, 50,000 and 250,000 units issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	216,229	445,479
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,246,589 and 606,804 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5,927	2,427
Additional paid-in capital	155,615,962	144,073,505
Accumulated other comprehensive income	93,676	76,182
Accumulated deficit	(148,240,859)	(116,956,528)
Nuvve Holding Corp. Stockholders’ Equity	7,474,706	27,195,586
Non-controlling interests	(4,894,101)	(3,950,186)
Total Stockholders’ Equity	2,580,605	23,245,400
Total Liabilities, Mezzanine equity and Stockholders’ Equity	$20,950,506	$41,199,590
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenue
Products	$5,843,187	$4,129,246
Services	2,162,218	784,710
Grants	326,757	459,427
Total revenue	8,332,162	5,373,383
Operating expenses
Cost of products	5,804,011	3,609,461
Cost of services	1,177,333	587,327
Selling, general, and administrative	24,694,693	30,115,571
Research and development	8,761,400	7,976,568
Total operating expenses	40,437,437	42,288,927

Operating loss	(32,105,275)	(36,915,544)
Other income
Interest income, net	108,182	134,579
Change in fair value of warrants liability	216,263	11,986,462
Change in fair value of derivative liability	49,497	152,723
Other, net	436,146	85,074
Total other income, net	810,088	12,358,838
Loss before taxes	(31,295,187)	(24,556,706)
Income tax expense	1,600	800
Net loss	$(31,296,787)	$(24,557,506)
Less: Net loss attributable to non-controlling interests	(12,456)	(538,841)
Net loss attributable to Nuvve Holding Corp.	$(31,284,331)	$(24,018,665)
Less: Preferred dividends on redeemable non-controlling interests	285,595	263,846
Less: Accretion on redeemable non-controlling interests preferred shares	645,864	645,866
Net loss attributable to Nuvve Holding Corp. common stockholders	$(32,215,790)	$(24,928,377)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(40.36)	$(47.55)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	798,269	524,297
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
Net loss	$(31,296,787)	$(24,557,506)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments, net of taxes	17,494	(37,264)
Total comprehensive loss	$(31,279,293)	$(24,594,770)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(12,456)	(538,841)
Comprehensive loss attributable to Nuvve Holding Corp.	$(31,266,837)	$(24,055,929)
Less: Preferred dividends on redeemable non-controlling interests	(285,595)	(263,846)
Less: Accretion on redeemable non-controlling interests preferred shares	(645,864)	(645,866)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(30,335,378)	$(23,146,217)
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2021	471,528	$1,888	$122,336,607	$113,446	$(92,937,863)	$(2,501,633)	$27,012,445
Exercise of stock options and vesting of restricted stock units	12,091	47	245,676	—	—	—	245,723
Share-based compensation	—	—	5,328,492	—	—	—	5,328,492
Proceeds from forward option put exercise	3,362	13	1,994,059	—	—	—	1,994,072
Proceeds from common stock offering, net of offering costs	19,822	79	3,763,417	—	—	—	3,763,496
Proceeds from Direct Offering, net of offering costs	53,750	215	10,405,254	—	—	—	10,405,469
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(645,866)	(645,866)
Preferred dividends - non-controlling interest	—	—	—	—	—	(263,846)	(263,846)
Issuance of Common Shares related to Warrants	46,250	185	—	—	—	—	185
Currency translation adjustment	—	—	—	(37,264)	—	—	(37,264)
Net loss	—	—	—	—	(24,018,665)	(538,841)	(24,557,506)
Balances December 31, 2022	606,804	2,427	144,073,505	76,182	(116,956,528)	(3,950,186)	23,245,400
Exercise of stock options and vesting of restricted stock units	50,471	203	1,215,766	—	—	—	1,215,969
Share-based compensation	—	—	4,459,102	—	—	—	4,459,102
Proceeds from common stock offering, net of offering costs	37,804	150	884,436	—	—	—	884,586
Proceeds from Direct Offering, net of offering costs	429,010	2,657	4,983,643	—	—	—	4,986,300
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(645,864)	(645,864)
Preferred dividends - non-controlling interest	—	—	—	—	—	(285,595)	(285,595)
Issuance of Common Shares related to Warrants	122,500	490	(490)	—	—	—	—
Currency translation adjustment	—	—	—	17,494	—	—	17,494
Net loss	—	—	—	—	(31,284,331)	(12,456)	(31,296,787)
Balances December 31, 2023	1,246,589	$5,927	$155,615,962	$93,676	$(148,240,859)	$(4,894,101)	$2,580,605

The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Operating activities
Net loss	$(31,296,787)	$(24,557,506)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	396,210	289,536
Share-based compensation	4,107,634	5,234,878
Change in fair value of warrants liability	(216,263)	(11,986,462)
Change in fair value of derivative liability	(49,497)	(152,723)
Loss on disposal of asset	862	—
Gains on the from the sale of investments securities	(325,155)	—
Noncash lease expense	476,208	421,183
Change in operating assets and liabilities
Accounts receivable	(634,432)	763,302
Inventory	5,445,390	(433,644)
Prepaid expenses and other assets	(447,604)	(2,072,001)
Accounts payable	(696,098)	(3,346,937)
Accrued expenses and other liabilities	2,191,845	1,340,918
Deferred revenue	(206,641)	417,481
Net cash used in operating activities	(21,254,328)	(34,081,975)
Investing activities
Purchase of property and equipment	(188,433)	(438,045)
Investments in equity securities	—	(1,000,000)
Proceeds from sale of investments in equity securities	1,325,155	—
Net cash provided by (used in) investing activities	1,136,722	(1,438,045)
Financing activities
Payment of finance lease obligations	(8,140)	(9,691)
Proceeds from forward option put exercise	—	1,994,073
Proceeds from exercise of pre-funded warrants related to Direct Offering	—	185
Proceeds from Direct Offering of common stock, net of offering costs	4,986,300	13,069,815
Proceeds from common stock offering, net of offering costs	884,586	3,763,494
Proceeds from exercise of stock options	—	245,748
Net cash provided by financing activities	5,862,746	19,063,624
Effect of exchange rate on cash	35,624	(50,228)
Net increase (decrease) in cash and restricted cash	(14,219,236)	(16,506,624)
Cash and restricted cash at beginning of year	16,233,896	32,740,520
Cash and restricted cash at end of year	$2,014,660	$16,233,896

	Years Ended December 31,
	2023	2022
Supplemental Disclosure of cash information:
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Noncash Investing Activity
Transfer of inventory to property and equipment	216,988	—
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
(b)     Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024. The reverse stock split is also applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable are adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options will also be proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The reverse stock split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented.
(c)Structure of the Company
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

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and supports the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs,

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has reclassified certain prior period amounts to conform to the current year presentation.
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $148.2 million and $117.0 million as of December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company incurred an operating loss of $32.1 million and $36.9 million, respectively, and used $21.3 million and $34.1 million, respectively, of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations through increased revenues and raising additional capital. Management's expectations with respect to the Company’s ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. However, as such plans are not solely within management’s control management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s consolidated balance sheets:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023	December 31, 2022
Assets
Cash	$27,337	$27,629
Prepaid expenses and other current assets	1,363	59,794
Total Assets	$28,700	$87,423

Liabilities
Accounts payable	$8,380	$8,165
Accrued expenses and dividend payable	620,421	$336,713
Derivative liability - non-controlling redeemable preferred shares	309,728	359,225
Total Liabilities	$938,529	$704,103
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
(e)Profits Interests Units (Class D Incentive Units)

Class D Incentive Units are issued by Levo to certain key employees in the form of profits interests within the meaning of the Internal Revenue Service (“Profits Interests”). Any future distributions under the Profits Interests will only occur once distributions made to all other member units exceed a threshold amount. The Company performed an analysis of the key features of the Profits Interests to determine whether the nature of the Profits Interests are (a) an equity award which should be accounted for under ASC 718, Compensation – Stock Compensation or (b) a bonus arrangement which should be accounted for under ASC 710, Compensation – General. Based on the features of the Profits Interests, the awards are considered stock compensation to be accounted for as equity. Accordingly, compensation expense for the Profits Interests will be recognized over the vesting period of the awards.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(g)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the impairment of intangible assets, the net realizable value of inventory, the fair value of share-based payments, lease incremental borrowing rate, derivative liability associated with redeemable preferred shares, revenue recognition, the fair value of warrants, annual bonus accrual, and the recognition and disclosure of contingent liabilities.
Management evaluates its estimates on an ongoing basis. Actual results could materially vary from those estimates.
(h)Warrants
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
(i)Foreign Currency Matters
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
(j)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The total amount securing the letter of credit and recorded as restricted cash as of December 31, 2023 and December 31, 2022 was $480,000.
(k)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains an allowance for credit losses on customer accounts when deemed necessary. Based on the analysis, the Company recorded an allowance for credit losses as of December 31, 2023 and December 31, 2022. See Note 7 for details.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(l)Concentrations of Credit Risk

At December 31, 2023 and 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2023 and 2022, three customers accounted for 30.3%, and one customer accounted for 32.1% of total revenue, respectively.

During the years ended December 31, 2023 and 2022, the Company's top five customers accounted for approximately 38.9% and 54.7%, respectively, of the Company’s total revenue.

At December 31, 2023, three customers in aggregate accounted for 60.9% of accounts receivable. At December 31, 2022, three customers in aggregate accounted for 40.6% of accounts receivable.

Approximately 74.0% and 53.6% of the Company’s trade accounts receivable balance was with five customers at December 31, 2023 and 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all potential credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
(m)Inventories
Inventories, consisting primarily of DC chargers, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At December 31, 2023, and December 31, 2022, the Company’s inventories consisted solely of finished goods and components parts, including school buses added as of December 31, 2022, which the Company sold during the year ended December 31, 2023. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.
(n)Property and Equipment, Net
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of operations.
(o)Intangible Assets
Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.
(p)Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the years ended December 31, 2023 and 2022.
(q)Investments in Equity Securities Without Readily Determinable Fair Values
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In February 2019, the Company invested in common shares of Dreev SaS, (“Dreev”). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of December 31, 2023, and December 31, 2022, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2023 or the year ended December 31, 2022.
(r)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. For the years ended December 31, 2023 and 2022, the Company did not contribute to the savings plan.
(s)Fair Value Measurement
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses, and warrants. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. The Company also considers counterparty risk and its own credit risk in its assessment of fair value.
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
(t)Net Loss Per Share Attributable to Common Stockholders
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
(u)Revenue Recognition
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company’s revenue is primarily derived from sales of EV charging stations, school buses, fees for cloud computing services related to providing access to the Company’s GIVe platform, and fees for extended warranty and maintenance services. The Company also has performed certain software development services and received government grants. GIVe platform access is considered a monthly series comprised of one performance obligation and fees are recognized as revenue in the period the services are provided to and consumed by the customer. The transaction price for each contract is allocated between the identified performance obligations based on relative estimated standalone selling prices.
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

The Company has entered into various agreements for research and development and software development services. The terms of these arrangements typically include terms whereby the Company receives milestone payments in accordance with the scope of services outlined in the respective agreement or is reimbursed for allowable costs. At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue associated with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The Company applies judgment in evaluating factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve a particular milestone in making this assessment. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revenue arising from reimbursed allowable costs are recognized as the costs are submitted and approved by the applicable agency.
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
Revenue for certain service contracts, such as third party installation, is recognized on gross basis over time using an input method where progress on the performance obligation is measured based on the proportional actual costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(v)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions. Cost of revenue does not include depreciation and amortization costs.
(w)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, and costs incurred to obtain or to perform contracts, and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of December 31, 2023, and December 31, 2022 and determined that these costs are recoverable.
(x)Income Taxes
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
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, if the Company determines that it is not

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance.
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
(y)Research and Development
The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.
(z)Share-Based Compensation
The Company accounts for all share-based compensations costs granted to employees and non-employees under the method prescribed by ASC 718-10, Stock Compensation (Note 12). Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The Company accounts for forfeitures as they occur.
(aa)Leases

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
(ab)Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in determining the allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rent receivable, and notes receivable. The CECL model requires that an entity estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Entities will also be required to disclose information about how the entity developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. The Company adopted the guidance effective beginning January 1, 2023. The adoption of the guidance did not have a material impact on its consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(ac)Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also provide new segment disclosure requirements for entities with a single reportable segment, and expand the interim segment disclosure requirements. ASU 2023-07 is effective for the fiscal year ending December 31, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s fiscal year ending December 31, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Years Ended December 31,
	2023	2022
Revenue recognized over time:
Services - engineering and others	$1,322,953	$337,005
Grid services	839,265	447,705
Grants	326,757	459,427
Revenue recognized at point in time:
Products	5,843,187	4,129,246
Total revenue	$8,332,162	$5,373,383
The aggregate amount of revenue for the Company’s existing contracts with customers as of December 31, 2023 expected to be recognized in the future, and classified as deferred revenue on the consolidated balance sheet for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2024	$697,105
2025	117,535
2026	98,308
2027	55,849
Thereafter	61,259
Total (1)	$1,030,056
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
The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Years Ended December 31,
	2023	2022

United States	$7,858,583	$4,839,561
United Kingdom	33,047	195,550
Denmark	440,532	338,272
	$8,332,162	$5,373,383
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	December 31, 2023	December 31, 2022

United States	$1,741,009	$1,795,267
United Kingdom	2,894	1,335
Denmark	$224,564	$181,982
	$1,968,467	$1,978,584

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2023 and December 31, 2022, using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023	Total Gains (Losses) For The Year Ended December 31, 2023
Recurring fair value measurements
Private warrants	$—	$—	$—	$—	$2,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—
Institutional/Accredited Investor Warrants	$—	$—	$4,621	$4,621	$214,263
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$309,728	$309,728	$49,497
Total recurring fair value measurements	$—	$—	$314,349	$314,349	$265,760

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2022	Total Gains (Losses) For The Year Ended December 31, 2022
Recurring fair value measurements
Private warrants	$—	$—	$2,000	$2,000	$864,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$8,677,000
Institutional/Accredited Investor Warrants	$—	$—	$218,884	$218,884	$2,445,462
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$359,225	$359,225	$152,723
Total recurring fair value measurements	$—	$—	$580,109	$580,109	$12,139,185
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2023:

	Private Warrants	Stonepeak and Evolve unvested warrants	Institutional/Accredited Investor Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2022	$2,000	$—	$218,884	$359,225
Initial fair value
Total (gains) losses for period included in earnings	(2,000)	—	(214,263)	(49,497)
Balance at December 31, 2023	$—	$—	$4,621	$309,728

The fair value of the level 3 Private Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.2 years, risk free rate of 4.2%, no dividends, volatility of 60.0%, and strike price of $460.00.

The fair value of the level 3 Private Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 3.2 years, risk free rate of 4.2%, no dividends, volatility of 67.0%, and strike price of $460.00.

The fair value of the level 3 Institutional/Accredited Investor Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.1 years, risk free rate of 3.92%, no dividends, volatility of 63.0%, common stock price of $0.12 and strike price of $150.00.

The fair value of the level 3 Institutional/Accredited Investor Warrants was estimated at December 31, 2022 using the Black-Scholes model which used the following inputs: term of 5.1 years, risk free rate of 3.97%, no dividends, volatility of 62.0%, common stock price of $0.50 and strike price of $150.00.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.6 years to 7.0 years, risk free rate of 3.9%, no dividends, volatility of 79.0% and probability of redemptions triggered of 75.0%.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2022 using the Monte Carlo Simulation model which used the following inputs: terms range from 1.6 years to 7.0 years, risk free rate of 4.00%, no dividends, volatility of 63.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2023 and 2022.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.
The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) unvested Stonepeak and Evolve unvested warrants at December 31, 2023:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at December 31, 2023, the Company has determined that it is unlikely that the unvested warrants will vest.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) unvested Stonepeak and Evolve unvested warrants at December 31, 2022:

	Series C Unvested Warrants	Series D Unvested Warrants	Series E Unvested Warrants	Series F Unvested Warrants
Fair value (in millions)	$—	$—	$—	$—
Valuation methodology	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes	Monte Carlo Simulation & Black Scholes
Term (years)	8.40	8.40	8.40	8.40
Risk free rate	3.9%	3.9%	3.9%	3.9%
Exercise price	$600.0	$800.0	$1,200.0	$1,600.0
Volatility	56.0%	56.0%	56.0%	56.0%
Capital expenditure forecast (in millions)	$125.0	$250.0	$375.0	$500.0
Probability of warrants vesting	—%	—%	—%	—%
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table displays the fair value of derivatives by balance sheet line item:

	December 31, 2023	December 31, 2022
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$309,728	$359,225

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were $43,399 and zero for the years ended December 31, 2023 and December 31, 2022, respectively.
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

Note 7 – Account Receivables, Net
The following tables summarizes the Company's account receivables:

		As of December 31,
		2023	2022
Trade receivables		$2,107,497	$1,149,301
Less: allowance for credit losses		(382,598)	(58,834)
	Accounts receivable, net	$1,724,899	$1,090,467

Allowance for credit losses:

	Balance December 31, 2021	$(63,188)
	Provision	—
	Write-off	4,354
	Recoveries	—
	Balance December 31, 2022	$(58,834)
	Provision	(323,764)
	Write-off	—
	Recoveries	—
	Balance December 31, 2023	$(382,598)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	As of December 31,
	2023	2022
DC Chargers	$5,275,934	$9,248,398
AC Chargers	236,316	123,247
Vehicles - School Buses	—	1,620,000
Component parts	377,203	560,186
Total	$5,889,453	$11,551,831

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			As of December 31,
				2023	2022
Computers & servers	1 year	to	3 years	$154,337	$130,417
Vehicles	5 years	to	7 years	65,577	139,788
Office furniture and equipment	3 years	to	5 years	366,323	326,613
DC Chargers (1)	5 years	to	7 years	598,820	256,685
Total				1,185,057	853,503
Less: Accumulated Depreciation				(418,793)	(216,559)
Property, plant and equipment, net				$766,264	$636,944

				As of December 31,
				2023	2022
Depreciation expense				$249,123	$150,099
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

Note 10 – Intangible Assets
At both December 31, 2023 and 2022, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets were $139,437 for each of the years ended December 31, 2023 and 2022. Accumulated amortization totaled $889,353 and $749,916 at December 31, 2023 and 2022, respectively.

The net amount of intangible assets of $1,202,203 at December 31, 2023, will be amortized over the weighted average remaining life of 8.8 years.
Total estimated future amortization expense is as follows:

2024	$139,437
2025	139,437
2026	137,770
2027	132,770
2028	132,770
Thereafter	520,019
$1,202,203

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity

Reverse Stock Split
The reverse stock split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. Following the reverse stock split effectiveness on January 19, 2024, all references in the consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1 for 40 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Authorized Shares
As of December 31, 2023, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).
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
Shelf Registration, At the Market Offering and Registered Direct Offering
On April 25, 2022, the Company filed a shelf registration statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) which will allow it to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. The Company was able to raise capital by issuing securities pursuant to its effective shelf registration statement.
2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the year ended December 31, 2023, the Company sold 37,804 shares of common stock pursuant to the ATM Agreement at an average price of $25.60 per share for aggregate net proceeds of approximately $0.9 million. Effective October 16, 2023, the Company and the Agent agreed to terminate the ATM Agreement.
February 2023 Registered Direct Offering

On February 17, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 13,587 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $36.80 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
April 2023 Registered Direct Offering

On April 14, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 45,455 shares of common stock in a registered direct offering (the “April 2023 Offering”). The offering price for the shares was $22.00 per share of common stock. The closing of the April 2023 Offering occurred on April 17, 2023. The aggregate gross proceeds from the April 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the April 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
June 2023 Registered Direct Offering
On June 6, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 62,313 shares of common stock in a registered direct offering (the “June 2023 Offering”). The offering price for the shares was $16.00 per share of common stock. The closing of the June 2023 Offering occurred on June 6, 2023. The aggregate gross proceeds from the June 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the June 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
October 2023 Offerings
On October 18, 2023, the Company entered into a marketed offering relating to the issuance and sale of 178,571 shares of its common stock. The offering price for the shares was $5.60 per share of common stock. The closing of the offering occurred on October 20, 2023. The aggregate gross proceeds from the market offering was approximately $1.0 million. Aegis Capital Corp acted as the underwriting agent of offering and received underwriting discounts and commissions equal to 7.0% of the gross proceeds. In addition, the Company granted Aegis Capital Corp. a 45-day option to purchase up to 26,786 of additional shares of common stock, less underwriting discounts and commissions solely to cover over-allotments. On October 20, 2023, Aegis exercised the option to purchase over-allotments shares of 19,931 at offering price of $5.60 per share. The aggregate gross proceeds from the exercise of over-allotments shares was approximately $0.1 million. Aegis Capital Corp received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the exercise of the over-allotment option.

On October 25, 2023 the Company entered into a definitive agreement with a single institutional investor for the purchase and sale of 344,324 shares of common stock and pre-funded warrants to acquire shares of common stock in a registered direct offering. The purchase price of each share was $6.00 per share. The purchase price for the pre-funded warrants is equivalent to the purchase price for the shares, less the exercise price of $0.0001. The aggregate gross proceeds to the Company was approximately $2.1 million. The transaction closed on October 27, 2023, and was subject to the satisfaction of customary closing conditions.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 53,750 shares (the “Shares”) of common stock (the “Common Stock”), pre-funded warrants to purchase an aggregate of 46,250 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “July 2022 Warrants”) to purchase an aggregate of 100,000 shares of Common Stock in a registered direct offering (the “July 2022 Offering”). The offering closed on July 29, 2022.

The offering price for the Shares, and accompanying July 2022 Warrants, was $140.00 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $139.9960 per Pre-Funded Warrant, which represents the per Share public offering price less $0.004 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.004 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The July 2022 Warrants have an exercise price of $150.00 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each July 2022 Warrant is exercisable for one share of Common Stock. The July 2022 Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the July 2022 Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the July 2022 Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company used the net proceeds from the July 2022 Offering for working capital and general corporate purposes. The fair values of the Pre-Funded warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the Pre-Funded warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.

Craig-Hallum Capital Group LLC (the “Placement Agent”) was the exclusive placement agent for the July 2022 Offering.

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
•Series B warrants to purchase 50,000 shares of the Company’s common stock, at an exercise price of $400.00 per share, which are fully vested upon issuance,
•Series C warrants to purchase 25,000 shares of the Company’s common stock, at an exercise price of $600.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures,
•Series D warrants to purchase 25,000 shares of the Company’s common stock, at an exercise price of $800.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures,

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
•Series E warrants to purchase 25,000 shares of the Company’s common stock, at an exercise price of $1,200.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures, and
•Series F warrants to purchase 25,000 shares of the Company’s common stock, at an exercise price of $1,600.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

The warrants may be exercised at any time on or after the date that is 180 days after the applicable vesting date.
Under the terms of the Letter Agreement, Stonepeak and Evolve will fund acquisition and construction costs up to an aggregate conditional capital commitment of $750 million. Stonepeak and Evolve will have the option to upsize their conditional capital commitments when Levo has entered into contracts with third parties for $500 million in aggregate conditional capital expenditures. See Note 19 of our 2021 Form 10-K/A for further description of the terms of the conditional capital commitment with Stonepeak and Evolve.
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of a Letter Agreement relating to the formation of a venture, Levo, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provides them from time to time between November 13, 2021 and November 17, 2028, with the option in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $2,000.00 per share (allocated 90% to Stonepeak and 10% to Evolve). The grant-date fair value of the options to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the consolidated balance sheets as equity in additional-paid-in capital, as it is indexed to the Company’s common stock and meets the conditions for equity classification.
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

Warrants - Public and Private
In connection with its initial public offering on February 19, 2020, Newborn sold 143,750 units, which included one warrant to purchase Newborn’s common stock (the “Public Warrants”). Also, on February 19, 2020, NeoGenesis Holding Co., Ltd., Newborn’s sponsor (“the Sponsor”), purchased an aggregate of 6,813 private units, each of which included one warrant (the “Private Warrants”), which have the same terms as the Public Warrants. Upon completion of the merger between Nuvve and Newborn, the Public Warrants and Private Warrants were automatically converted to warrants to purchase Common Stock of the Company.
Each of the Public Warrants and Private Warrants entitles the holder to purchase one-half of a share of Nuvve’s Common Stock at a price of $460.00 per share. The term of the warrants commenced on March 19, 2021, the date of completion of the Business Combination, and expire on March 19, 2026. The Company may redeem the Public Warrants at a price of $0.40 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $660.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company decides to redeem the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement, on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 35,625 of Newborn’s common stock, at a purchase price of $400.00 per share, for an aggregate purchase price of $14,250,000 (the PIPE). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $460.00 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. The Private Warrant is reflected as a liability in the consolidated balance sheet as of December 31, 2023 and 2022, and the change in the fair value of the Private Warrant for the years ended December 31, 2023 and 2022 in the consolidated statements of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at December 31, 2023:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	71,875	—	71,875	$460.00	March 19, 2026
Private Warrants	3,406	—	3,406	$460.00	March 19, 2026
PIPE Warrants	33,844	—	33,844	$460.00	March 19, 2026
Stonepeak/Evolve Warrants - series B	50,000	—	50,000	$400.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	25,000	—	12,500	$600.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	25,000	—	12,500	$800.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	25,000	—	12,500	$1,200.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	25,000	—	12,500	$1,600.00	May 17, 2031
Institutional/Accredited Investor Pre-Funded Warrants	235,171	122,500	112,671	$0.004	Until Exercised in Full
Institutional/Accredited Investor Warrants	100,000	—	100,000	$150.00	January 29, 2028
	594,296	122,500	421,796
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, a unit purchase option ("UPO") to purchase up to a total of 7,906 units at $460.00 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $460.00 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity in the consolidated balance sheets as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12 – Share-Based Compensation
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 100,000 shares. As of December 31, 2023, there is an aggregate of 182,500 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. Forfeitures are accounted for as it occurs. As of December 31, 2023, a total of 52,750 shares of common stock remained available for future issuance under the 2020 Plan.
Share-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Years Ended December 31,
	2023	2022
Options	$2,676,963	$2,566,437
Restricted stock	1,616,782	2,395,580
Stock options - modified options	43,139	68,049
Profit interest units	(229,250)	445,479
Total	$4,107,634	$5,475,545
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes option pricing model to calculate the fair value of stock options granted for the year ended December 31, 2023 the 2020 Plan.

2020 Plan
Expected life of options (in years) (1)	7.0
Dividend yield (2)	0%
Risk-free interest rate (3)	4.61%
Volatility (4)	79.6%
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
The following is a summary of the stock option activity under the 2010 Plan for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	21,338	116.40	5.70	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(210)	278.80	—	—
Expired/Cancelled	(2,013)	213.52	—	—
Outstanding - December 31, 2023	19,115	102.75	3.53	—
Options Exercisable at December 31, 2023	19,062	102.10	3.52	—
Option Vested at December 31, 2023	19,062	102.10	3.52	—
There were no options granted during the year ended December 31, 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the stock option activity under the 2020 Plan for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2022	42,778	468.40	8.46	—
Granted	18,020	9.07	5.73	—
Exercised	—	—	—	—
Forfeited	(2,191)	152.20	—	—
Expired/Cancelled	(715)	357.85	—	—
Outstanding - December 31, 2023	57,892	338.67	7.91	—
Options Exercisable at December 31, 2023	27,565	469.58	7.53	—
Option Vested at December 31, 2023	27,565	469.58	7.53	—
The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $5.14.
During the year ended December 31, 2021, 41,000 options were modified to lower the exercise price by $24.00 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the year ended December 31, 2023 and December 31, 2022, respectively, was $43,139 and $68,049, respectively.
Other Information:

	Years Ended December 31,
	2023	2022
Amount received from option exercised	$—	$245,748

	December 31, 2023		Weighted average remaining recognition period
Total unrecognized options compensation costs	$3,383,406		1.42
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2022, and changes during the year ended December 31, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	10,906	257.20
Granted (1)	72,568	22.40
Vested/Release	(71,721)	44.32
Cancelled/Forfeited	(1,446)	184.40
Nonvested and Outstanding at December 31, 2023	10,307	98.03
__________________
(1) Includes 54,604 shares awarded for the 2022 employee annual bonus with fair value of $1,215,957 issued during the year ended December 31, 2023.
As of December 31, 2023, there was $391,601 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.71 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

Income (loss) before taxes includes the following components:
	Years Ended December 31,
	2023	2022
United States	$(29,832,486)	$(22,719,272)
Foreign	(1,462,701)	(1,837,434)
Total income (loss) before income taxes	(31,295,187)	(24,556,706)

Income tax expense is summarized as follows:

	Years Ended December 31,
	2023	2022
Federal	$—	$—
State	1,600	800
Current income tax expense	1,600	800

Federal	—	—
State	—	—
Deferred income tax expense	$—	$—

Income tax expense	$1,600	$800

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% to loss before taxes is as follows:

	Years Ended December 31,
	2023	2022
Federal income tax benefit at statutory federal tax rate	$(6,571,989)	$(5,160,372)
State income tax, net of federal benefit	(1,867,043)	(823,890)
Noncontrolling interest	2,616	113,157
Stock compensation	(781,075)	624,065
Change in fair value of warrants	(45,415)	(2,517,157)
Change in valuation allowance	9,298,929	7,666,631
Finance costs	(41,391)	54,802
Other	6,968	43,564
Income tax expense	$1,600	$800

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
	2023	2022
Equity investment	$(467,463)	$(489,911)
Accrued liabilities and other	3,300,936	1,118,256
Right-of-use assets	(1,261,194)	(1,246,870)
Lease liabilities	1,434,002	1,389,893
Research and experimental expenditures	2,689,390	1,507,144
Net operating losses	21,654,440	15,772,670
Net deferred tax assets (liabilities) before valuation allowance	27,350,111	18,051,182
Valuation allowance	(27,350,111)	(18,051,182)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $79,116,000 and state net operating loss carryforwards of approximately $43,534,000. Of the federal net operating loss carryforwards, $3,070,000 will begin to expire in 2034, and the remainder do not expire. The state net operating loss carryforwards will begin to expire in 2034. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that there has not been a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects that it will be able to utilize these tax attributes.

A valuation allowance of $27,350,111 as of December 31, 2023, has been established against the Company’s deferred tax assets as it is more likely than not such assets will not be realized. The valuation allowance increased by $9,298,929 during the year ended December 31, 2023. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.

As of December 31, 2023, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal and state income tax as well as income tax in various foreign countries. Due to net operating loss carryforwards from earlier years, the Company’s U.S. income tax returns are open to audit for the years ended December 31, 2014 through 2023. The Company’s foreign income tax returns are open to audit for the years ended December 31, 2017 through 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2023	2022
Net loss attributable to Nuvve Holding Corp. common stockholders	$(32,215,790)	$(24,928,377)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	798,269	524,297
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(40.36)	$(47.55)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Years Ended December 31,
	2023	2022
Stock options issued and outstanding	69,059	65,123
Nonvested restricted stock issued and outstanding	11,170	23,957
Public warrants	71,875	71,875
Private warrants	3,406	3,406
PIPE warrants	33,844	33,844
Stonepeak and Evolve warrants	150,000	150,000
Stonepeak and Evolve options	125,000	125,000
Institutional/Accredited Investor Pre-Funded Warrants	112,671	—
Institutional/Accredited Investor Warrants	100,000	42,466
Total	677,025	515,671

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests. The consulting services was $43,399 for the year ended December 31, 2023 and zero for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company recognized revenue of $192,413 from an entity that is an investor of the Company. During the year ended December 31, 2022, the Company recognized revenue of $40,500 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2023 and December 31, 2022, from the same entity that is an investor in the Company.

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
Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2023	December 31, 2022

Operating lease assets	Right-of-use operating lease assets	$4,839,526	$5,305,881
Finance lease assets	Property and equipment, net	13,154	18,467
Total lease assets		$4,852,680	$5,324,348

Operating lease liabilities - current	Operating lease liabilities - current	$856,250	824,326
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,646,383	5,090,170
Finance lease liabilities - current	Other liabilities - current	7,391	7,184
Finance lease liabilities - noncurrent	Other long-term liabilities	7,764	12,959
Total lease liabilities		$5,517,788	$5,934,639

The components of lease expense are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2023	2022

Operating lease expense	Selling, general and administrative	$914,533	$811,082
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	5,779	5,594
Interest on finance lease liabilities	Interest income, net	1,801	2,248
Total lease expense		$922,113	$818,924

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	December 31, 2023	December 31, 2023
2024	$892,212	$7,391
2025	893,046	7,391
2026	921,273	1,848
2027	946,683	—
2028	937,727	—
Thereafter	2,861,204	—
Total lease payments	7,452,145	16,630
Less: interest	(1,949,512)	(1,475)
Total lease liabilities	$5,502,633	$15,155

Lease term and discount rate:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease terms (in years):
Operating lease	7.8	9.0
Finance lease	2.5	3.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Information:

	Years Ended December 31,	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$476,208	$202,844
Operating cash flows from finance leases related to interest expense	$1,801	$2,248
Financing cash flows from finance leases	$8,140	$9,691

Leased assets obtained in exchange for new finance lease liabilities	$13,154	$18,467
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2023	2022
Sublease income	Other, net	$466,888	$143,192

Lessor
In 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $112,255 and $97,054 at December 31, 2023 and 2022, respectively.
Lease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2023	2022
Lease income	Products	$24,027	$99,981
Interest income	Products	13,987	3,341
Total lease income		$38,014	$103,322

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Commitments and Contingencies
(a)     Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Please see Note 17(e) and (f) below for details regarding legal proceedings pending with Company suppliers.
(b)     Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For of the years ended December 31, 2023 and 2022, $266,667 and $400,000, respectively, were paid under the research agreement. At December 31, 2023, we have $341,713 remaining to be paid under a renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of December 31, 2023 and December 31, 2022, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of December 31, 2023, no royalty expenses had been incurred under this agreement.
(d)     Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)Purchase Commitments
On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC Chargers and dispensers for EVs (“DC Chargers”), for a total price of $13.2 million. A dispute (the "Dispute")
arose as to the PO, and an arbitration proceeding was initiated.
On February 2, 2024 (the “Settlement Date”), the Company and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, the Company agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. The Company further agreed to pay Rhombus an aggregate of $2.4 million for certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to the Company and Rhombus. The Company and Rhombus agreed to release one another from any and all claims relating to the Dispute.

(f)    School Bus Storage Litigation

In October and November 2021, the Company purchased an aggregate of five school buses from a certain school bus dealership in Pittsburgh, Pennsylvania. Thereafter, the Company entered into agreements to sell these buses to a third-party purchasers. However, the dealership refused to release four of the buses and to provide the Company with a manufacturer statement of origin (an “MSO”) for all five buses, claiming that the Company owed them approximately $0.45 million in storage fees allegedly incurred since January 2022. The Company disputed that it had an obligation to pay the storage fees as well as the amount of fees demanded by the dealership, and filed a petition for preliminary injunction with the Court of Common Pleas of Allegheny County, Pennsylvania.

On November 1, 2023, the court granted the Company's petition for preliminary injunction requiring the dealership to release and provide keys for the four buses and to provide the MSOs for all five buses, contingent on the Company posting an injunction bond in the amount of $0.55 million within seven days of the order. The Company timely posted the injunction bond on November 7, 2023. The Company anticipate that the storage fee dispute with the dealership will be adjudicated by the second quarter of fiscal year 2024.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At December 31, 2023, Levo had cumulative unpaid accrued preferred dividends of $612,201 on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At December 31, 2023, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$612,201	$3,750,201

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been classified as mezzanine equity, and initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by 497,606 the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial carrying value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. As of December 31, 2023, Levo has accreted $645,864 resulting in the carrying value of the redeemable preferred stock of $4,193,629.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets:

	December 31, 2023	December 31, 2022

Beginning Balance	$(3,950,186)	$(2,501,633)
Add: net loss attributable to non-controlling interests	$(12,456)	(538,841)
Less: dividends paid or accrued to non-controlling interests	285,595	263,846
Less: Preferred share accretion adjustment	645,864	645,866
Non-controlling interests	$(4,894,101)	$(3,950,186)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s consolidated statements of operations:

	December 31, 2023	December 31, 2022
Net loss attributable to non-controlling interests	$(12,456)	$(538,841)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	December 31, 2023	December 31, 2022
Beginning balance	$3,547,765	$2,901,899
Preferred share accretion adjustment	645,864	645,866
Ending balance	$4,193,629	$3,547,765

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

During the year ended December 31, 2023 and 2022, the Company recorded compensation expense, included in selling, general, and administrative, under the Profits Interests of $127,134 and $445,479, respectively.
The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units granted for the year ended December 31, 2023.

Class D Units
Expected life of Class D Incentive Units (in years) (1)	5.5
Risk-free interest rate (2)	3.02%
Volatility (3)	69.50%
__________________
(1)The expected life of options is the average of the contractual term of the Class D Incentive Units and the vesting period.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2022, and changes during year ended December 31, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2022	250,000	13.28
Granted	—	—
Vested	—	—
Cancelled (1)	200,000	12.49
Nonvested and Outstanding at December 31, 2023	50,000	12.49
(1) Cancelled units represents unvested units granted to cliff vest on the grant anniversary date. However, the employees were terminated before the grant date anniversary. As a result, the previously recognized expenses of $421,371 was reversed.
As of December 31, 2023, there was $283,381 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 2.0 years.

Note 19 - Subsequent Events

February 2024 Public Offering

On January 31, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”) regarding an underwritten public offering of its securities (the “Offering”). The Offering was conducted pursuant to our Registration Statement on Form S-1 filed with the SEC, which was declared effective as of January 31, 2024. On February 2, 2024, the Company completed the Offering and received gross proceeds of approximately $9.6 million prior to deducting underwriting discounts and commissions and offering expenses. Craig-Hallum received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the Offering, and is further entitled to receive 7.0% of the gross proceeds received by the Company in connection with the exercise of any of the outstanding Series B Warrants issued in the Offering.

As noted above, on January 31, 2024, the Company entered into an Underwriting Agreement regarding the Offering which was comprised of the followings:

1. 3,035,000 shares of common stock;
2. 1,765,000 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock;
3. 4,800,000 Series A Warrants (“Series A Warrants”) to purchase shares of common stock, with an initial exercise price of $2.00 per share and a term of five years following the issuance date;
4. 4,800,000 Series B Warrants (“Series B Warrants”) to purchase shares of common stock with an exercise price of $2.00 per share and a term of nine months following the issuance date; and
5. 4,800,000 Series C Warrants (“Series C Warrants”) to purchase shares of common stock with an exercise price of $2.00 per share and a term of five years following the issuance date, subject to early expiration as described below.

Each share of common stock and Pre-Funded Warrant issued in the offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of Common Stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $2.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $1.9999, and the exercise price of each Pre-Funded warrant is $0.0001 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, Craig-Hallum was granted warrants to purchase up to 480,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $2.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 240,000 of the shares of

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering.