Form 10-Q
period 2024-03-31
Nuvve Holding Corp.
filed 2024-05-15
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
☐ Yes   ☒ No
As of May 6, 2024, 6,220,621 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$5,283,031	$1,534,660
Restricted cash	480,000	480,000
Accounts receivable, net	1,281,024	1,724,899
Inventories	6,082,633	5,889,453
Prepaid expenses	826,601	994,719
Deferred costs	1,455,821	1,667,602
Other current assets	686,010	751,412
Total current assets	16,095,120	13,042,745

Property and equipment, net	750,347	766,264
Intangible assets, net	1,167,343	1,202,203
Investment in equity securities	670,951	670,951
Investment in leases	109,606	112,255
Right-of-use operating lease assets	4,717,550	4,839,526
Financing receivables	—	288,872
Security deposit, long-term	25,832	27,690
Total assets	$23,536,749	$20,950,506

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$1,478,830	$1,694,325
Accrued expenses	5,264,444	4,632,101
Deferred revenue	1,079,530	1,030,056
Operating lease liabilities - current	851,813	856,250
Other liabilities	105,573	105,141
Total current liabilities	8,780,190	8,317,873

Operating lease liabilities - noncurrent	4,530,861	4,646,383
Warrants liability	3,069,277	4,621
Derivative liability - non-controlling redeemable preferred shares	321,261	309,728
Other long-term liabilities	754,819	681,438
Total liabilities	17,456,408	13,960,043

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $3,825,205 and $3,750,201 at March 31, 2024 and December 31, 2023, respectively	4,355,095	4,193,629
Class D Incentive units, zero par value, 1,000,000 units authorized; 50,000 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	247,455	216,229
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,070,642 and 1,246,589 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6,357	5,927
Additional paid-in capital	161,491,576	155,615,962
Accumulated other comprehensive income	80,025	93,676
Accumulated deficit	(154,955,297)	(148,240,859)
Nuvve Holding Corp. Stockholders’ Equity	6,622,661	7,474,706
Non-controlling interests	(5,144,870)	(4,894,101)
Total stockholders’ equity	1,477,791	2,580,605
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$23,536,749	$20,950,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Products	$476,469	$1,428,886
Services	219,871	351,499
Grants	83,416	74,401
Total revenue	779,756	1,854,786
Operating expenses
Cost of products	336,672	1,368,573
Cost of services	172,772	92,331
Selling, general, and administrative	5,928,110	6,172,024
Research and development	1,589,577	2,100,088
Total operating expenses	8,027,131	9,733,016

Operating loss	(7,247,375)	(7,878,230)
Other income (expense)
Interest income, net	9,012	68,337
Change in fair value of warrants liability	727,662	(213,758)
Change in fair value of derivative liability	(11,533)	(76,840)
Other, net	(206,503)	440,386
Total other income, net	518,638	218,125
Loss before taxes	(6,728,737)	(7,660,105)
Income tax expense	—	—
Net loss	$(6,728,737)	$(7,660,105)
Less: Net (loss) income attributable to non-controlling interests	(14,299)	6,288
Net loss attributable to Nuvve Holding Corp.	$(6,714,438)	$(7,666,393)
Less: Preferred dividends on redeemable non-controlling interests	75,004	69,292
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	161,466
Net loss attributable to Nuvve Holding Corp. common stockholders	$(6,950,908)	$(7,897,151)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(1.69)	$(12.84)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	4,114,430	614,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(6,728,737)	$(7,660,105)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(13,651)	8,934
Total comprehensive loss	$(6,742,388)	$(7,651,171)
Less: Comprehensive income (loss) attributable to non-controlling interests	(14,299)	6,288
Comprehensive loss attributable to Nuvve Holding Corp.	$(6,728,089)	$(7,657,459)
Less: Preferred dividends on redeemable non-controlling interests	(75,004)	(69,292)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(161,466)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(6,491,619)	$(7,426,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2023	1,246,589	5,927	155,615,962	93,676	(148,240,859)	(4,894,101)	$2,580,605
Exercise of stock options and vesting of restricted stock	174,137	18	(18)	—	—	—	—
Stock-based compensation	—	—	846,514	—	—	—	846,514
Proceeds from common stock offering, net of offering costs	3,035,000	304	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	1,614,916	108	—	—	—	—	108
Currency translation adjustment	—	—	—	(13,651)	—	—	(13,651)
Preferred dividends - non-controlling interest	—	—	—	—	—	(75,004)	(75,004)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(6,714,438)	(14,299)	(6,728,737)
Balances March 31, 2024	6,070,642	$6,357	$161,491,576	$80,025	$(154,955,297)	$(5,144,870)	$1,477,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	606,804	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	2,283	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Proceeds from Direct Offering, net of offering costs	13,587	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	1,966	8	136,709	—	—	—	136,717
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	624,639	$2,498	$146,094,334	$85,116	$(124,622,921)	$(4,174,656)	$17,384,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(6,728,737)	$(7,660,105)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	86,656	76,520
Stock-based compensation	877,782	965,820
Change in fair value of warrants liability	(727,662)	213,758
Change in fair value of derivative liability	11,533	76,840
Warrants issuance costs	305,065	—
Gains from sale of investments in equity securities	—	(325,155)
Noncash lease expense	126,178	115,576
Change in operating assets and liabilities
Accounts receivable	443,875	(1,427,503)
Inventory	(193,180)	1,519,589
Prepaid expenses and other assets	732,925	(342,511)
Accounts payable	(215,495)	(28,178)
Accrued expenses and other liabilities	504,358	1,021,709
Deferred revenue	52,123	(38,062)
Net cash used in operating activities	(4,724,580)	(5,831,702)
Investing activities
Purchase of property and equipment	(40,907)	(11,125)
Proceeds from sale of investments in equity securities	—	1,325,155
Net cash provided (used) in investing activities	(40,907)	1,314,030
Financing activities
Proceeds from Direct Offering of common stock, net of issuance costs	—	470,000
Proceeds from common stock offering, net of issuance costs	8,516,741	136,717
Payment of finance lease obligations	(2,888)	(1,896)
Net cash provided in financing activities	8,513,853	604,821
Effect of exchange rate on cash	5	5,413
Net increase (decrease) in cash and restricted cash	3,748,371	(3,907,438)
Cash and restricted cash at beginning of year	2,014,660	16,233,896
Cash and restricted cash at end of period	$5,763,031	$12,326,458

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
Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024. The reverse stock split is also applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable are adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options will also be proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The reverse stock split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the condensed consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
During the three months ended March 31, 2024, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (ii) unaudited interim condensed consolidated financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2023 Form 10-K, filed with the SEC on March 28, 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2024 or any future period.
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $155.0 million and $148.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company incurred operating losses of approximately $7.2 million as of the three months ended March 31, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. The Company cash used in operations were $4.7 million for the three months ended March 31, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of March 31, 2024, the Company had a cash balance, working capital, and stockholders’ equity of $5.3 million, $7.3 million and $1.5 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets
Cash	$27,232	$27,337
Prepaid expenses and other current assets	1,193	1,363
Total Assets	$28,425	$28,700

Liabilities
Accounts payable	$22,070	$8,380
Accrued expenses and dividend payable	684,825	620,421
Derivative liability - non-controlling redeemable preferred shares	321,261	309,728
Total Liabilities	$1,028,156	$938,529

Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a triggering event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s unaudited condensed consolidated balance sheets. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 18 for details.

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of March 31, 2024 and December 31, 2023 was $480,000.
Concentrations of Credit Risk
At March 31, 2024 and December 31, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2024 three customers accounted for 53.9% of revenue. For the three months ended March 31, 2023 one customer accounted for 58.9% of revenue.

During the three months ended March 31, 2024, the Company's top five customers accounted for approximately 70.0% of the Company’s total revenue. During the three months ended March 31, 2023, the Company's top five customers accounted for approximately 76.5% of the Company’s total revenue.

At March 31, 2024, three customers accounted for 83.0% of accounts receivable. At December 31, 2023, three customers accounted for 60.9% of accounts receivable.

Approximately 89.3% and 74.0% of the Company’s trade accounts receivable balance was with five customers at March 31, 2024 and December 31, 2023, respectively. The Company estimates its maximum credit risk for accounts receivable at the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Recently adopted accounting pronouncements
None Applicable

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also provide new segment disclosure requirements for entities with a single reportable segment, and expand the interim segment disclosure requirements. ASU 2023-07 is effective for the fiscal year ending December 31, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended March 31,
	2024	2023
Revenue recognized over time:
Services - engineering and others	$180,231	$221,958
Grid services	39,640	129,541
Grants	83,416	74,401
Revenue recognized at point in time:
Products	476,469	1,428,886
Total revenue	$779,756	$1,854,786
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of March 31, 2024 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2024 (remaining nine months)	461,955
2025	287,585
2026	126,847
2027	82,157
Thereafter	120,986
Total (1)	$1,079,530
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended March 31,
	2024	2023
Revenues:
United States	$755,610	$1,758,453
United Kingdom	—	32,982
Denmark	24,146	63,351
	$779,756	$1,854,786
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	March 31, 2024	December 31, 2023
Long-lived assets:
United States	$1,705,480	$1,741,009
United Kingdom	2,511	2,894
Denmark	209,699	224,564
	$1,917,690	$1,968,467

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2024 and December 31, 2023 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2024	Total Gains (Losses) For The Three Months Ended March 31, 2024
Recurring fair value measurements
Private warrants	$—	$—	$—	$—	$—
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—
2022 July Institutional/Accredited Investor warrants	$—	$—	$3	$3	$4,619
2024 February Institutional/Accredited Investor warrants	$—	$—	$3,069,274	$3,069,274	$723,043
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$321,261	$321,261	$(11,533)
Total recurring fair value measurements	$—	$—	$3,390,538	$3,390,538	$716,129

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023	Total Gains (Losses) For The Three Months Ended March 31, 2023
Recurring fair value measurements
Private warrants	$—	$—	$—	$—	$1,000
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	—
2022 July Institutional/Accredited Investor warrants	$—	$—	$4,621	$4,621	$(214,758)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$309,728	$309,728	$(76,840)
Total recurring fair value measurements	$—	$—	$314,349	$314,349	$(290,598)
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024:

	Private warrants	Stonepeak and Evolve unvested warrants	2022 July Institutional/Accredited Investor warrants	2024 February Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2023	$—	$—	$4,621	$—	$309,728
Initial fair value	—	—	—	3,792,317	—
Balance at Total (gains) losses for period included in earnings	—	—	(4,619)	(723,043)	11,533
Balance at March 31, 2024	$—	$—	$3	$3,069,274	$321,261

The fair value of the level 3 Private Warrants was estimated at March 31, 2024 using the Black-Scholes model which used the following inputs: term of 1.97 years, risk free rate of 4.60%, no dividends, volatility of 53.0%, and strike price of $460.00.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Private Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.22 years, risk free rate of 4.20%, no dividends, volatility of 60.0%, and strike price of $460.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at March 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.80 years, risk free rate of 4.32%, no dividends, volatility of 57.0%, common stock price of $1.10, and strike price of $150.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.10 years, risk free rate of 3.92%, no dividends, volatility of 63.0%, common stock price of $0.12, and strike price of $150.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at March 31, 2024 using the Black-Scholes model which used the following inputs: term of 4.85 years, risk free rate of 4.22%, no dividends, volatility of 99.0%, common stock price of $1.10, and strike price of $2.00.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at March 31, 2024:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at March 31, 2024, the Company has determined that it is unlikely that the unvested warrants will vest.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at December 31, 2023:

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

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at March 31, 2024 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.34 years to 7.0 years, risk free rate of 4.3%, no dividends, volatility of 83.0% and probability of redemptions triggered of 75.0%.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.60 years to 7.0 years, risk free rate of 3.9%, no dividends, volatility of 79.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2024 and 2023.
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

The following table displays the fair value of derivatives by balance sheet line item:

	March 31, 2024	December 31, 2023

Derivative liability - non-controlling redeemable preferred shares	$321,261	$309,728

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three months ended March 31, 2024. The consulting services were zero for the three months ended March 31, 2023. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		March 31, 2024	December 31, 2023
Trade receivables		$1,704,797	$2,107,497
Less: allowance for credit losses		(423,773)	(382,598)
	Accounts receivable, net	$1,281,024	$1,724,899

Allowance for doubtful accounts:

	Balance December 31, 2023	$(382,598)
	Provision	(41,175)
	Write-off	—
	Recoveries	—
	Balance at March 31, 2024	$(423,773)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	March 31, 2024	December 31, 2023
DC Chargers	$5,470,213	$5,275,934
AC Chargers	340,906	236,316
Component parts	271,514	377,203
Total	$6,082,633	$5,889,453

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			March 31, 2024	December 31, 2023
Computers & Servers	1 year	to	3 years	$162,347	$154,337
Vehicles	5 years	to	7 years	65,513	65,577
Office furniture and equipment	3 years	to	5 years	366,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	625,163	598,820
Total				1,219,346	1,185,057
Less: Accumulated Depreciation				(468,999)	(418,793)
Property, plant and equipment, net				$750,347	$766,264

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$51,796	$49,958
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

Note 10 – Intangible Assets
At both March 31, 2024 and December 31, 2023, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended March 31, 2024 and 2023. Accumulated amortization totaled $924,212 and $889,353 at March 31, 2024 and December 31, 2023, respectively.

The net amount of intangible assets of $1,167,343 at March 31, 2024, will be amortized over the weighted average remaining life of 8.6 years.
Total estimated future amortization expense is as follows:

2024 (remaining nine months)	$104,577
2025	139,437
2026	137,770
2027	132,770
2028	132,770
Thereafter	520,019
$1,167,343

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity

Reverse Stock Split
The reverse stock split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. Following the reverse stock split effectiveness on January 19, 2024, all references in the condensed consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1 for 40 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Authorized Shares
As of March 31, 2024, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
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
The fair value of the Series A, B and C Warrants are recorded as a liability in the condensed consolidated balance sheets with changes in fair value recorded in the condensed consolidated statements of operations as the warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the warrants recorded in the condensed consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants - Stonepeak and Evolve
On May 17, 2021, in connection with the signing of a letter of agreement, relating to the formation of Levo (the "Letter Agreement"), the Company issued to Stonepeak and Evolve ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the warrants issued to Stonepeak and Evolve were: series B $12.8 million, series C $5.6 million, series D $4.8 million, series E $3.8 million and series F $3.2 million. The fair values of the vested warrants are recorded in the condensed consolidated balance sheets in additional paid-in capital in stockholders' equity as the vested warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The unvested warrants are recorded as a liability in the condensed consolidated balance sheets at fair value, with changes in fair value recorded in the condensed consolidated statements of operations as the unvested warrants are deemed not to be indexed to the Company’s common stock. See Note 4 for details of changes in fair value of the unvested warrants recorded in the condensed consolidated statement of operations.
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
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of the Letter Agreement, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $2,000.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheets as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification.
In connection with the signing of the Letter Agreement, as referenced above, the Company also entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with Stonepeak and Evolve.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 35,625 of Newborn’s common stock, at a purchase price of $400.00 per share, for an aggregate purchase price of $14,250,000 (the "PIPE"). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $460.00 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of March 31, 2024 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2024:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	71,875	—	71,875	$460.00	March 19, 2026
Private Warrants	3,406	—	3,406	$460.00	March 19, 2026
PIPE Warrants	33,844	—	33,844	$460.00	March 19, 2026
Stonepeak/Evolve Warrants - series B	50,000	—	50,000	$400.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	25,000	—	12,500	$600.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	25,000	—	12,500	$800.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	25,000	—	12,500	$1,200.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	25,000	—	12,500	$1,600.00	May 17, 2031
2022 July Institutional/Accredited Investor Warrants	100,000	—	100,000	$150.00	January 29, 2028
2024 February Institutional/Accredited Investor Pre-Funded Warrants	575,000	425,000	150,000	$0.0001	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	4,800,000	—	4,800,000	$2.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series B	4,800,000	—	4,800,000	$2.00	November 2, 2024
2024 February Institutional/Accredited Investor Warrants - series C	4,800,000	—	4,800,000	$2.00	February 2, 2029
	15,334,125	425,000	14,859,125
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 100,000 shares. As of March 31, 2024, there is an aggregate of 182,500 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 59,727 shares of common stock remained available for future issuance under the 2020 Plan as of May 6, 2024. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended March 31,
	2024	2023
Options	$677,483	$682,948
Restricted stock	168,904	596,161
Stock options - modified options	169	12,632
Profit interest units	31,226	(325,921)
Total	$877,782	$965,820
The following is a summary of the stock option activity under the 2010 Plan for the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	19,115	102.75	3.53	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(11)	344.89	—	—
Expired/Cancelled	(53)	54.61	—	—
Outstanding - March 31, 2024	19,051	102.85	3.29	—
Options Exercisable at March 31, 2024	19,025	102.52	3.28	—
Options Vested at March 31, 2024	19,025	102.52	3.28	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	57,892	338.67	7.91	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(193)	187.21	—	—
Expired/Cancelled	(159)	194.47	—	—
Outstanding - March 31, 2024	57,540	339.44	7.66	—
Options Exercisable at March 31, 2024	29,972	471.49	7.28	—
Options Vested at March 31, 2024	29,972	471.49	7.28	—

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was zero.
During the year ended December 31, 2021, 41,000 options were modified to lower the exercise price by $24.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three months ended March 31, 2024, was $169. The amount of additional compensation expense for the three months ended March 31, 2023, was $12,632.
Other Information:

	Three Months Ended March 31,
	2024	2023
Amount received from option exercised	$—	$—

	March 31, 2024		Weighted average remaining recognition period
Total unrecognized options compensation costs	$2,362,972		1.02
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2023, and changes during the three months ended March 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	10,307	98.03
Granted	—	—
Vested/Release	(728)	1,648.00
Cancelled/Forfeited	(2,344)	10.36
Nonvested and Outstanding at March 31, 2024	7,235	130.43
As of March 31, 2024, there was $117,631 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.80 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended March 31,
	2024	2023
Income tax expense	$—	$—
Effective tax rate	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2024, there was no material change from the year ended December 31, 2023 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Net loss attributable to Nuvve Holding Corp. common stockholders	$(6,950,908)	$(7,897,151)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	4,114,430	614,905
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(1.69)	$(12.84)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options issued and outstanding	76,488	63,326
Nonvested restricted stock issued and outstanding	7,235	9,983
Public warrants	71,875	71,875
Private warrants	3,406	3,406
PIPE warrants	33,844	33,844
Stonepeak and Evolve warrants	150,000	150,000
Stonepeak and Evolve options	125,000	125,000
2022 July Institutional/Accredited Investor Warrants	100,000	100,000
2024 February Institutional/Accredited Investor Pre-Funded Warrants	150,000	—
2024 February Institutional/Accredited Investor Warrants - series A	4,800,000	—
2024 February Institutional/Accredited Investor Warrants - series B	4,800,000	—
2024 February Institutional/Accredited Investor Warrants - series C	4,800,000	—
Total	15,117,848	557,434

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three months ended March 31, 2024 and March 31, 2023, the Company recognized revenue of $75,659 and $65,670, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at March 31, 2024 and December 31, 2023 from the same entity that is an investor in the Company.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2024	December 31, 2023

Operating lease assets	Right-of-use operating lease assets	$4,717,550	4,839,526
Finance lease assets	Property, plant and equipment, net	11,423	13,154
Total lease assets		$4,728,973	$4,852,680

Operating lease liabilities - current	Operating lease liabilities - current	$851,813	856,250
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,530,861	4,646,383
Finance lease liabilities - current	Other liabilities - current	7,823	7,391
Finance lease liabilities - noncurrent	Other long-term liabilities	5,536	7,764
Total lease liabilities		$5,396,033	$5,517,788

The components of lease expense are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2024	2023

Operating lease expense	Selling, general and administrative	$228,633	$228,633
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,472	1,423
Interest on finance lease liabilities	Interest income, net	361	493
Total lease expense		$230,466	$230,549

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	March 31, 2024	March 31, 2024
2024	$665,972	$5,416
2025	893,046	7,221
2026	921,273	1,805
2027	946,683	—
2028	937,727	—
Thereafter	2,860,827	—
Total lease payments	7,225,528	14,442
Less: interest	(1,842,854)	(1,083)
Total lease obligations	$5,382,674	$13,359

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease terms (in years):
Operating lease	7.6	7.8
Finance lease	2.0	2.5

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$126,178	$113,561
Operating cash flows - finance leases	$1,805	$2,015
Financing cash flows - finance leases	$2,888	$1,896

Leased assets obtained in exchange for new finance lease liabilities	$11,423	$17,284
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2024	2023

Sublease lease income	Other, net	$100,802	$129,770
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $109,606 and $112,255 at March 31, 2024 and December 31, 2023, respectively.
Lease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2024	2023
Lease income	Products and services	$1,138	$1,070
Interest income	Products and services	4,115	2,595
Total lease income		$5,253	$3,665

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 – Commitments and Contingencies
(a)      Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Please see Note 17(e) and (f) below for details regarding legal proceedings with Company suppliers.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the three months ended March 31, 2024 and 2023, $21,357 and $133,333, respectively, were paid under the research agreement. In September 2023, the agreement was renewed through December 2024. At March 31, 2024, $320,356 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of March 31, 2024 and December 31, 2023, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2024, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(e)    Purchase Commitments

On July 20, 2021, Nuvve issued a purchase order (“PO”) to its supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC fast chargers and dispensers for EVs (the “DC Chargers”), for a total price of $13.2 million. A dispute (the "Dispute") arose as to the PO, and an arbitration proceeding was initiated.
On February 2, 2024 (the “Settlement Date”), the Company and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, the Company agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. The Company further agreed to pay Rhombus an aggregate of $2.40 million for certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement Date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to the Company and Rhombus. The Company and Rhombus agreed to release one another from any and all claims relating to the Dispute.

(f)    School Bus Storage Litigation

In October and November 2021, the Company purchased an aggregate of five school buses from a certain school bus dealership in Pittsburgh, Pennsylvania. Thereafter, the Company entered into agreements to sell these buses to certain third-party purchasers. However, the dealership refused to release four of the buses and to provide us with a manufacturer statement of origin (an “MSO”) for all five buses, claiming that the Company owed them approximately $0.45 million in storage fees allegedly incurred since January 2022. The Company disputed that it had an obligation to pay the storage fees as well as the amount of fees demanded by the dealership, and filed a petition for preliminary injunction with the Court of Common Pleas of Allegheny County, Pennsylvania.

On November 1, 2023, the court granted the Company's petition for preliminary injunction requiring the dealership to release and provide keys for the four buses and to provide the MSOs for all five buses, contingent on the Company posting an injunction bond in the amount of $0.55 million within seven days of the order. The Company timely posted the injunction bond on November 7, 2023. The Company anticipates that the storage fee dispute with the dealership will be adjudicated by the end of the second quarter of fiscal year 2024.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At March 31, 2024, Levo had accumulated unpaid accrued preferred dividends of $687,205, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At March 31, 2024, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$687,205	$3,825,205

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the three months ended March 31, 2024, Levo accreted $161,466 resulting in the carrying value of the redeemable preferred stock of $4,355,095.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at March 31, 2024:

	March 31, 2024	December 31, 2023
Beginning Balance	$(4,894,101)	(3,950,186)
Net income (loss) attributable to non-controlling interests	$(14,299)	(12,456)
Less: dividends paid to non-controlling interests	75,004	285,595
Less: Preferred share accretion adjustment	161,466	645,864
Non-controlling interests	$(5,144,870)	$(4,894,101)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to non-controlling interests	$(14,299)	$6,288

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	March 31, 2024	December 31, 2023
Beginning balance	$4,193,629	$3,547,765
Preferred share Accretion adjustment	161,466	645,864
Ending balance	$4,355,095	$4,193,629

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

During the three months ended March 31, 2024, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $31,226. During the three months ended March 31, 2023, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $30,463.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of March 31, 2024.

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

A summary of the status of the Company’s Class D Incentive Units as of December 31, 2023, and changes during the three months ended March 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	50,000	12.49
Granted	—	—
Vested	—	—
Cancelled	—	—
Nonvested and Outstanding at March 31, 2024	50,000	12.49

As of March 31, 2024, there was $252,156 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.75 years.

Note 19 - Subsequent Events
None

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

Backlog
Our total backlog represents the estimated future transaction price values for unsatisfied and partially satisfied estimated product and service deliveries to our customers. Backlog is converted into revenue in future periods as we satisfy the performance obligations to our customers for our products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog on March 31, 2024, was $18.7 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2024 through 2026.

Results of Operations
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Change ($)	Change (%)
Revenue
Products	$476,469	$1,428,886	$(952,417)	(67)%
Services	$219,871	$351,499	$(131,628)	(37)%
Grants	83,416	74,401	9,015	12%
Total revenue	779,756	1,854,786	(1,075,030)	(58.0)%
Operating expenses
Cost of product	336,672	1,368,573	(1,031,901)	(75)%
Cost of service	172,772	92,331	80,441	87%
Selling, general and administrative expenses	5,928,110	6,172,024	(243,914)	(4)%
Research and development expense	1,589,577	2,100,088	(510,511)	(24)%
Total operating expenses	8,027,131	9,733,016	(1,705,885)	(17.5)%
Operating loss	(7,247,375)	(7,878,230)	630,855	(8.0)%
Other income (expense)
Interest income, net	9,012	68,337	(59,325)	(87)%
Change in fair value of warrants liability	727,662	(213,758)	941,420	NM
Change in fair value of derivative liability	(11,533)	(76,840)	65,307	85%
Other, net	(206,503)	440,386	(646,889)	(147)%
Total other income, net	518,638	218,125	300,513	137.8%
Loss before taxes	(6,728,737)	(7,660,105)	931,368	(12.2)%
Income tax expense	—	—	—	—%
Net loss	$(6,728,737)	$(7,660,105)	$931,368	(12.2)%
Less: Net (loss) income attributable to non-controlling interests	(14,299)	6,288	(20,587)	(327.4)%
Net loss attributable to Nuvve Holding Corp.	$(6,714,438)	$(7,666,393)	$951,955	(12.4)%
________________
NM - Not Meaningful

Revenue

Total revenue was $0.78 million for the three months ended March 31, 2024, compared to $1.85 million for the three months ended March 31, 2023, a decrease of $1.08 million, or 58.0%. The decrease was primarily attributable to a $0.95 million decrease in products revenue and $0.1 million decrease in services revenue due to lower customers sales orders and shipments. Products and services revenue for the three months ended March 31, 2024, consisted of DC and AC Chargers of $0.48 million, grid services revenue of $0.04 million, and engineering services of $0.18 million.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended March 31, 2024, decreased by $1.0 million to $0.5 million, or 65.1% compared to $1.5 million for the three months ended March 31, 2023 due to lower customers sales orders and shipments. Products and services margin increased by 8.9% to 26.8% for the three months ended March 31, 2024, compared to 17.9% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the current quarter compared with the first quarter of 2023
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $5.9 million for the three months ended March 31, 2024, as compared to $6.2 million for the three months ended March 31, 2023, a decrease of $0.3 million, or 4.0%.
The decrease during the three months ended March 31, 2024 was primarily attributable to decreases in insurance related expenses of $0.1 million, decreases in public company related costs of $0.1 million, decreases in office related expenses of $0.1 million, decreases in subcontractor and outside services expenses of $0.3 million, and decreases in travel and marketing/promotions related expenses of $0.2 million, partially offset by increases in compensation expenses of $0.6 million, including share-based compensation. Expenses resulting from the consolidation of Levo's activities during the three months ended March 31, 2024, accounted for $0.2 million of the decrease in selling, general and administrative expenses.
Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 24.3%, from $2.1 million for the three months ended March 31, 2023 to $1.6 million for the three months ended March 31, 2024. The decrease during the three months ended March 31, 2024 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $0.3 million from $0.2 million of other income for the three months ended March 31, 2023, to $0.5 million in other income for the three months ended March 31, 2024. The increase during the three months ended March 31, 2024 was primarily attributable to the change in fair value of the warrants liability, partially offset by sublease income related to the subleasing of part of our main office space (See Note 16).
Income Taxes
In each of the three months ended March 31, 2024 and 2023, we recorded no material income tax expenses. The income tax expenses during each of the three months ended March 31, 2024 and 2023 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss decreased by $0.9 million, or 12.2%, from $7.7 million for the three months ended March 31, 2023, to $6.7 million for the three months ended March 31, 2024. The decrease in net loss was primarily due to an increase in other income of $0.3 million, and a decrease in operating expenses of $1.7 million, which includes a decrease in cost of product and services of $1.0 million, partially offset by decrease in revenue of $1.1 million, for the above aforementioned reasons.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.01 million for the three months ended March 31, 2024 compared to net income attributable to non-controlling interest of $0.01 million for the three months ended March 31, 2023.
Net income (loss) is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the three months ended March 31, 2024.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $7.2 million as of the three months ended March 31, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. Our cash used in operations were $4.7 million as of the three months ended March 31, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of March 31, 2024, we had a cash balance, working capital, and stockholders’ equity of $5.3 million, $7.3 million and $1.5 million, respectively.
We have incurred net losses and negative cash flows from operations since our inception. We have funded our business operations primarily with the issuance of equity and cash from operations. We plan to fund current operations through increased revenues and raising additional capital. Please see below for details. However, there can be no assurance we will be successful in raising necessary funds in the future, on acceptable terms or at all.
February 2024 Public Offering

On January 31, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”) regarding an underwritten public offering of its securities (the “Offering”). The Offering was conducted pursuant to our Registration Statement on Form S-1 filed with the SEC, which was declared effective as of January 31, 2024. On February 2, 2024, we completed the Offering and received gross proceeds of approximately $9.6 million prior to deducting underwriting discounts and commissions and offering expenses. Craig-Hallum received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the Offering, and is further entitled to receive 7.0% of the gross proceeds received by us in connection with the exercise of any of the outstanding Series B Warrants issued in the Offering.

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
Shelf Registration
On April 25, 2022, we filed a shelf registration statement with the SEC which allows us, subject to limitations under the baby shelf rules discussed below, to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $100.0 million. The shelf registration statement was declared effective on May 5, 2022. Our ability to utilize the full capacity of our shelf registration, or any future shelf registration on Form S-3, is limited by our compliance with the baby shelf rules. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of securities that may be offered and sold by us under a Form S-3 registration statement, including pursuant to our shelf registration statement, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As a result, we will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and Transportation as a service ("TaaS"). Levo utilizes our proprietary V2G technology, and the conditional capital contribution commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve have the option to increase their conditional capital contribution commitments to $1.0 billion when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 11, in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants related Securities Purchase Agreement (as defined in the Company's 2023 Form 10-K).

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,724,580)	$(5,831,702)
Investing activities	(40,907)	1,314,030
Financing activities	8,513,853	604,821
Effect of exchange rate on cash and restricted cash	5	5,413
Net increase (decrease) in cash and restricted cash	$3,748,371	$(3,907,438)
Net cash used in operating activities during the three months ended March 31, 2024 was $4.7 million as compared to net cash used of $5.8 million in the three months ended March 31, 2023. The $1.1 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the three months ended March 31, 2024 as compared to the same prior period. Working capital during the three months ended March 31, 2024 was impacted by, among other items, lower net loss of $6.7 million, resulting from decrease in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the three months ended March 31, 2024, cash used for investing activities was $0.04 million as compared to net cash provided by investing activities of $1.3 million during the three months ended March 31, 2023. Net cash provided by investing activities during the three months ended March 31, 2023 were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the three months ended March 31, 2024 was $8.5 million, which was the proceeds from public offering of common stock, partially offset by issuance cost. Net cash provided for financing activities for the three months ended March 31, 2023 was $0.6 million, of which $0.5 million was the proceeds from direct offering, partially offset by issuance cost, and $0.1 million was provided in connection with the proceeds from the at-the-market common stock offering.

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
For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2023 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements of Nuvve included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2024.
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
The Company will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, which the last day of the Company’s first fiscal year following the fifth anniversary of Newborn’s IPO, (b) the last date of the Company’s fiscal year in which the Company has total annual gross revenue of at least $1.235 billion, (c) the date on which the Company is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 17 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, together with the below, for a more complete understanding of the risks and uncertainties material to our business

Our stock price has recently fallen below the Nasdaq Capital Market’s minimum closing bid price requirement of $1.00 per share for 30 consecutive days. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition, negatively impact the price of our common stock and could make it more difficult for holders of our common stock to sell their shares. We are not in compliance with the Nasdaq Capital Market $1.00 minimum bid price requirement and our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On March 27, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”) and which provided us a grace period of 180 calendar days, or until September 23, 2024, to regain compliance with the minimum bid price requirement. We may achieve compliance during this 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days before September 23, 2024. If we fail to regain compliance on or prior to September 23, 2024, we may be eligible for an additional 180 day compliance period.

Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a reverse stock split in order to remain listed on the Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock. For example, in January 2024 we implemented a 1-for-40 reverse stock split in order to regain compliance with the Bid Price Rule pursuant to a previously announced notice we received from the Nasdaq Listing Center in April 2023. Following the effectiveness of the January 2024 reverse stock split, our common stock experienced increased volatility and adverse effects to its trading price.
We intend to continue to actively monitoring the bid price for our common stock between now and September 23, 2024, and will consider available options to resolve the deficiency and regain compliance with the Bid Price Rule. However, there can be no assurance that we will regain compliance or otherwise maintain compliance with any of the other listing requirements. If our common stock were to be delisted from Nasdaq, trading of our common stock would most likely be conducted in the over-the-

counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Form of Series A Warrant to Purchase Common Stock	S-1/A	4.9	1/26/2024
4.2	Form of Series B Warrant to Purchase Common Stock	S-1/A	4.10	1/26/2024
4.3	Form of Series C Warrant to Purchase Common Stock	S-1/A	4.11	1/26/2024
4.4	Form of Pre-Funded Warrant	S-1/A	4.12	1/26/2024
4.5	Form of Underwriter Warrant	S-1/A	4.13	1/26/2024
4.6	Form of Warrant Agency Agreement between the Registrant and Computershare Trust Company, N.A.	S-1/A	4.14	1/26/2024
10.1	Amended and Restated Employment Agreement with Gregory Poilasne, dated January 25, 2024	8-K#	10.1	1/26/2024
10.2	Amended and Restated Employment Agreement with Ted Smith, dated January 25, 2024	8-K#	10.2	1/26/2024
10.3	Amended and Restated Employment Agreement with David Robson, dated January 25, 2024	8-K#	10.3	1/26/2024
10.4	Settlement and Release Agreement, dated February 2, 2024, between the Company and Rhombus Energy Solutions.	10-K†	10.28	3/28/2024
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.
†     Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
#     Management contract or compensatory plan, contract or arrangement

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 14, 2024

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)