Form 10-Q
period 2024-06-30
Nuvve Holding Corp.
filed 2024-08-14
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
☐ Yes   ☒ No
As of August 6, 2024, 6,527,227 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements.
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$1,431,414	$1,534,660
Restricted cash	480,000	480,000
Accounts receivable, net	516,193	1,724,899
Inventories	6,044,136	5,889,453
Prepaid expenses	789,112	994,719
Deferred costs	1,394,824	1,667,602
Other current assets	633,565	751,412
Total current assets	11,289,244	13,042,745

Property and equipment, net	709,916	766,264
Intangible assets, net	1,132,484	1,202,203
Investment in equity securities	670,951	670,951
Investment in leases	106,916	112,255
Right-of-use operating lease assets	4,593,229	4,839,526
Financing receivables	—	288,872
Security deposit, long-term	24,285	27,690
Total assets	$18,527,025	$20,950,506

Liabilities and Equity
Current liabilities
Accounts payable	$1,869,527	$1,694,325
Accrued expenses	4,920,770	4,632,101
Deferred revenue	1,069,978	1,030,056
Operating lease liabilities - current	848,497	856,250
Other liabilities	7,170	105,141
Total current liabilities	8,715,942	8,317,873

Operating lease liabilities - noncurrent	4,413,069	4,646,383
Warrants liability	1,484,504	4,621
Derivative liability - non-controlling redeemable preferred shares	313,354	309,728
Other long-term liabilities	867,404	681,438
Total liabilities	15,794,273	13,960,043

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 3,138 shares issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $3,901,709 and $3,750,201 at June 30, 2024 and December 31, 2023, respectively	4,516,561	4,193,629
Class D Incentive units, zero par value, 1,000,000 units authorized; 50,000 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	278,681	216,229
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,527,227 and 1,246,589 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6,403	5,927
Additional paid-in capital	162,146,327	155,615,962
Accumulated other comprehensive income	71,932	93,676
Accumulated deficit	(158,894,045)	(148,240,859)
Nuvve Holding Corp. Stockholders’ Equity	3,330,617	7,474,706
Non-controlling interests	(5,393,107)	(4,894,101)
Total stockholders’ (deficit) equity	(2,062,490)	2,580,605
Total Equity	2,732,752	6,990,463
Total Liabilities and Equity	$18,527,025	$20,950,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Products	$369,192	$1,546,723	$845,661	$2,975,609
Services	301,567	502,286	521,438	853,785
Grants	131,421	71,118	214,837	145,519
Total revenue	802,180	2,120,127	1,581,936	3,974,913
Operating expenses
Cost of products	256,902	1,311,268	593,574	2,679,841
Cost of services	345,813	639,848	518,585	732,179
Selling, general, and administrative	4,489,772	6,097,336	10,417,882	12,269,360
Research and development	1,473,567	2,387,215	3,063,144	4,487,303
Total operating expenses	6,566,054	10,435,667	14,593,185	20,168,683

Operating loss	(5,763,874)	(8,315,540)	(13,011,249)	(16,193,770)
Other income (expense)
Interest income, net	10,736	20,644	19,748	88,981
Change in fair value of warrants liability	1,584,772	143,794	2,312,434	(69,964)
Change in fair value of derivative liability	7,907	83,059	(3,626)	6,219
Other, net	211,444	83,946	4,941	524,332
Total other income, net	1,814,859	331,443	2,333,497	549,568
Loss before taxes	(3,949,015)	(7,984,097)	(10,677,752)	(15,644,202)
Income tax expense	—	—	—	—
Net loss	$(3,949,015)	$(7,984,097)	$(10,677,752)	$(15,644,202)
Less: Net (loss) income attributable to non-controlling interests	(10,268)	8,466	(24,566)	14,754
Net loss attributable to Nuvve Holding Corp.	$(3,938,747)	$(7,992,563)	$(10,653,186)	$(15,658,956)
Less: Preferred dividends on redeemable non-controlling interests	76,504	70,678	151,508	139,970
Less: Accretion on redeemable non-controlling interests preferred shares	161,466	161,466	322,932	322,932
Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,176,717)	$(8,224,707)	$(11,127,626)	$(16,121,858)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(0.67)	$(11.86)	$(2.15)	$(24.68)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	6,230,284	693,353	5,172,358	653,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(3,949,015)	$(7,984,097)	$(10,677,752)	$(15,644,202)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(8,093)	1,299	(21,744)	10,233
Total comprehensive loss	$(3,957,108)	$(7,982,798)	$(10,699,496)	$(15,633,969)
Less: Comprehensive income (loss) attributable to non-controlling interests	(10,268)	8,466	(24,566)	14,754
Comprehensive loss attributable to Nuvve Holding Corp.	$(3,946,840)	$(7,991,264)	$(10,674,930)	$(15,648,723)
Less: Preferred dividends on redeemable non-controlling interests	(76,504)	(70,678)	(151,508)	(139,970)
Less: Accretion on redeemable non-controlling interests preferred shares	(161,466)	(161,466)	(322,932)	(322,932)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(3,708,870)	$(7,759,120)	$(10,200,490)	$(15,185,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2023	1,246,589	5,927	155,615,962	93,676	(148,240,859)	(4,894,101)	$2,580,605
Exercise of stock options and vesting of restricted stock	174,137	18	(18)	—	—	—	—
Stock-based compensation	—	—	846,514	—	—	—	846,514
Proceeds from common stock offering, net of offering costs	3,035,000	304	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	1,614,916	108	—	—	—	—	108
Currency translation adjustment	—	—	—	(13,651)	—	—	(13,651)
Preferred dividends - non-controlling interest	—	—	—	—	—	(75,004)	(75,004)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(6,714,438)	(14,299)	(6,728,737)
Balances March 31, 2024	6,070,642	$6,357	$161,491,576	$80,025	$(154,955,297)	$(5,144,870)	$1,477,791
Exercise of stock options and vesting of restricted stock	6,606	1	(1)	—	—	—	—
Stock-based compensation	—	—	481,800	—	—	—	481,800
Issuance of Pre-funded Warrants	149,979	15	(15)	—	—	—	—
Exercise of Warrants	300,000	30	172,967	—	—	—	172,997
Currency translation adjustment	—	—	—	(8,093)	—	—	(8,093)
Preferred dividends - non-controlling interest	—	—	—	—	—	(76,504)	(76,504)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(3,938,747)	(10,268)	(3,949,015)
Balances June 30, 2024	6,527,227	$6,403	$162,146,327	$71,932	$(158,894,044)	$(5,393,108)	$(2,062,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	606,804	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	2,283	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Proceeds from Direct Offering, net of offering costs	13,587	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	1,966	8	136,709	—	—	—	136,717
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	624,639	2,498	146,094,334	85,116	(124,622,921)	(4,174,656)	17,384,371
Exercise of stock options and vesting of restricted stock options	15,610	62	391,129	—	—	—	391,191
Stock-based compensation	—	—	1,069,188	—	—	—	1,069,188
Proceeds from Direct Offering, net of offering costs	107,768	432	1,876,760	—	—	—	1,877,192
Proceeds from common stock offering, net of offering costs	33,409	134	644,773	—	—	—	644,907
Currency translation adjustment	—	—	—	1,299	—	—	1,299
Preferred dividends - non-controlling interest	—	—	—	—	—	(70,678)	(70,678)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,992,563)	8,466	(7,984,097)
Balances June 30, 2023	781,426	$3,126	$150,076,184	$86,415	$(132,615,484)	$(4,398,334)	$13,151,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(10,677,752)	$(15,644,202)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	179,170	156,290
Stock-based compensation	1,390,808	2,069,227
Change in fair value of warrants liability	(2,312,434)	69,964
Change in fair value of derivative liability	3,626	(6,219)
Warrants issuance costs	305,065	—
Gains from sale of investments in equity securities	—	(325,155)
Noncash lease expense	252,997	233,730
Change in operating assets and liabilities
Accounts receivable	1,208,706	(903,652)
Inventory	(154,683)	2,612,535
Prepaid expenses and other assets	921,517	249,728
Accounts payable	175,202	(1,595,737)
Due to customers	—	2,980,318
Accrued expenses and other liabilities	(74,049)	1,195,845
Deferred revenue	45,261	(140,783)
Net cash used in operating activities	(8,736,566)	(9,048,111)
Investing activities
Purchase of property and equipment	(53,103)	(101,775)
Proceeds from sale of investments in equity securities	—	1,325,155
Net cash (used) provided in investing activities	(53,103)	1,223,380
Financing activities
Proceeds from exercise of warrants	172,997	—
Proceeds from Direct Offering of common stock, net of issuance costs	—	2,347,192
Proceeds from common stock offering, net of issuance costs	8,516,741	781,624
Payment of finance lease obligations	(5,477)	(4,480)
Net cash provided in financing activities	8,684,261	3,124,336
Effect of exchange rate on cash	2,162	5,503
Net decrease in cash and restricted cash	(103,246)	(4,694,892)
Cash and restricted cash at beginning of year	2,014,660	16,233,896
Cash and restricted cash at end of period	$1,911,414	$11,539,004

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
During the six months ended June 30, 2024, there were no significant updates made to the Company’s significant accounting policies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and total equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2024 or any future period.
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $158.9 million and $148.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company incurred operating losses of approximately $13.0 million as of the six months ended June 30, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. The Company's cash used in operations were $8.7 million for the six months ended June 30, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of June 30, 2024, the Company had a cash balance, working capital, and total equity of $1.4 million, $2.6 million and $2.7 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations through increased revenues and raising additional capital. Management's expectations with respect to the Company’s ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. However, as such, plans are not solely within management’s control, management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of Levo assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets
Cash	$4,953	$27,337
Prepaid expenses and other current assets	341	1,363
Total Assets	$5,294	$28,700

Liabilities
Accounts payable	$24,280	$8,380
Accrued expenses and dividend payable	761,329	620,421
Derivative liability - non-controlling redeemable preferred shares	313,354	309,728
Total Liabilities	$1,098,963	$938,529

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of June 30, 2024 and December 31, 2023 was $480,000.
Concentrations of Credit Risk
At June 30, 2024 and December 31, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and six months ended June 30, 2024 three customers accounted for 57.1% and 44.7% of revenue, respectively. For the three and six months ended June 30, 2023 two and one customer accounted for 28.4% and 27.5% of revenue, respectively.

During the three and six months ended June 30, 2024, the Company's top five customers accounted for approximately 75.4% and 62.4% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2023, the Company's top five customers accounted for approximately 53.5% and 52.1% of the Company’s total revenue, respectively.

At June 30, 2024, three customers accounted for 68.9% of accounts receivable. At December 31, 2023, three customers accounted for 60.9% of accounts receivable.

Approximately 95.0% and 74.0% of the Company’s trade accounts receivable balance was with five customers at June 30, 2024 and December 31, 2023, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Recently adopted accounting pronouncements
None Applicable

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also provide new segment disclosure requirements for entities with a single reportable segment, and expand the interim segment disclosure requirements. ASU 2023-07 is effective for the fiscal year ending December 31, 2024 and for the Company’s interim periods beginning with the first quarter ended 2025. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized over time:
Services - engineering and others	$186,269	$409,895	$366,500	$631,731
Grid services	115,298	92,391	154,938	222,054
Grants	131,421	71,118	214,837	145,519
Revenue recognized at point in time:
Products	369,192	1,546,723	845,661	2,975,609
Total revenue	$802,180	$2,120,127	$1,581,936	$3,974,913
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of June 30, 2024 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2024 (remaining six months)	386,817
2025	286,168
2026	148,109
2027	113,197
Thereafter	135,687
Total (1)	$1,069,978
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
United States	$746,454	$1,979,610	$1,502,064	$3,738,063
United Kingdom	—	—	—	33,483
Denmark	55,726	140,517	79,872	203,367
	$802,180	$2,120,127	$1,581,936	$3,974,913
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	June 30, 2024	December 31, 2023
Long-lived assets:
United States	$1,649,866	$1,741,009
United Kingdom	2,154	2,894
Denmark	190,380	224,564
	$1,842,400	$1,968,467

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2024 and December 31, 2023 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2024	Total Gains (Losses) For The Three Months Ended June 30, 2024	Total Gains (Losses) For The Six Months Ended June 30, 2024
Recurring fair value measurements
Private warrants	$—	$—	$—	$—	$—	$—
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—	$—
2022 July Institutional/Accredited Investor warrants	$—	$—	$3	$3	$3	$4,621
2024 February Institutional/Accredited Investor warrants	$—	$—	$1,484,504	$1,484,504	$1,584,770	$2,307,813
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$313,354	$313,354	$7,907	$(3,626)
Total recurring fair value measurements	$—	$—	$1,797,861	$1,797,861	$1,592,680	$2,308,808

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023	Total Gains (Losses) For The Three Months Ended June 30, 2023	Total Gains (Losses) For The Six Months Ended June 30, 2023
Recurring fair value measurements
Private warrants	$—	$—	$—	$—	$784	$1,784
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	—	—
2022 July Institutional/Accredited Investor warrants	$—	$—	$4,621	$4,621	$143,010	$(71,748)
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$309,728	$309,728	$83,059	$6,219
Total recurring fair value measurements	$—	$—	$314,349	$314,349	$226,853	$(63,745)
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024:

	Private warrants	Stonepeak and Evolve unvested warrants	2022 July Institutional/Accredited Investor warrants	2024 February Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability

Balance at December 31, 2023	$—	$—	$4,621	$—	$309,728
Initial fair value	—	—	—	3,792,317	—
Total (gains) losses for period included in earnings	—	—	(4,619)	(723,043)	11,533
Balance at March 31, 2024	—	—	3	3,069,274	321,261
Total (gains) losses for period included in earnings	—	—	(3)	(1,584,770)	(7,907)
Balance at June 30, 2024	$—	$—	$—	$1,484,504	$313,354

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 Private Warrants was estimated at June 30, 2024 using the Black-Scholes model which used the following inputs: term of 1.72 years, risk free rate of 4.82%, no dividends, volatility of 46.0%, and strike price of $460.00.

The fair value of the level 3 Private Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.22 years, risk free rate of 4.20%, no dividends, volatility of 60.0%, and strike price of $460.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at June 30, 2024 using the Black-Scholes model which used the following inputs: term of 3.60 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $0.80, and strike price of $150.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.10 years, risk free rate of 3.92%, no dividends, volatility of 63.0%, common stock price of $0.12, and strike price of $150.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at June 30, 2024 using the Black-Scholes model which used the following inputs: term of 4.60 years, risk free rate of 4.37%, no dividends, volatility of 99.0%, common stock price of $0.80, and strike price of $2.00.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at June 30, 2024:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at June 30, 2024, the Company has determined that it is unlikely that the unvested warrants will vest.

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

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at June 30, 2024 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.09 years to 7.0 years, risk free rate of 4.4%, no dividends, volatility of 101.0% and probability of redemptions triggered of 75.0%.

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

The following table displays the fair value of derivatives by balance sheet line item:

	June 30, 2024	December 31, 2023

Derivative liability - non-controlling redeemable preferred shares	$313,354	$309,728

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three and six months ended June 30, 2024. The consulting services were zero for the three and six months ended June 30, 2023. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		June 30, 2024	December 31, 2023
Trade receivables		$831,909	$2,107,497
Less: allowance for credit losses		(315,716)	(382,598)
	Accounts receivable, net	$516,193	$1,724,899

Allowance for credit losses:

	Balance December 31, 2023	$(382,598)
	Provision	(41,175)
	Write-off	—
	Recoveries	108,057
	Balance at June 30, 2024	$(315,716)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	June 30, 2024	December 31, 2023
DC Chargers	$5,357,368	$5,275,934
AC Chargers	446,357	236,316
Component parts and Carbon Credit	240,411	377,203
Total	$6,044,136	$5,889,453

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			June 30, 2024	December 31, 2023
Computers & Servers	1 year	to	3 years	$169,528	$154,337
Vehicles	5 years	to	7 years	65,492	65,577
Office furniture and equipment	3 years	to	5 years	366,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	628,032	598,820
Total				1,229,375	1,185,057
Less: Accumulated Depreciation				(519,459)	(418,793)
Property, plant and equipment, net				$709,916	$766,264

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$51,088	$46,571	$102,884	$96,529
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

Note 10 – Intangible Assets
At both June 30, 2024 and December 31, 2023, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended June 30, 2024 and 2023. Amortization expense of intangible assets was $69,719 for each of the six months ended June 30, 2024 and 2023. Accumulated amortization totaled $959,072 and $889,353 at June 30, 2024 and December 31, 2023, respectively.

The net amount of intangible assets of $1,132,483 at June 30, 2024, will be amortized over the weighted average remaining life of 8.3 years.
Total estimated future amortization expense is as follows:

2024 (remaining six months)	$69,717
2025	139,437
2026	137,770
2027	132,770
2028	132,770
Thereafter	520,019
$1,132,483

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Equity (Deficit)

Reverse Stock Split
The reverse stock split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. Following the reverse stock split effectiveness on January 19, 2024, all references in the condensed consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1- for - 40 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Authorized Shares
As of June 30, 2024, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of June 30, 2024 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2024:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	71,875	—	71,875	$460.00	March 19, 2026
Private Warrants	3,406	—	3,406	$460.00	March 19, 2026
PIPE Warrants	33,844	—	33,844	$460.00	March 19, 2026
Stonepeak/Evolve Warrants - series B	50,000	—	50,000	$400.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	25,000	—	12,500	$600.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	25,000	—	12,500	$800.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	25,000	—	12,500	$1,200.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	25,000	—	12,500	$1,600.00	May 17, 2031
2022 July Institutional/Accredited Investor Warrants	100,000	—	100,000	$150.00	January 29, 2028
2024 February Institutional/Accredited Investor Pre-Funded Warrants	575,000	575,000	—	$0.0001	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	4,800,000	—	4,800,000	$2.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series B	4,800,000	300,000	4,500,000	$2.00	November 2, 2024
2024 February Institutional/Accredited Investor Warrants - series C	4,800,000	—	4,800,000	$2.00	February 2, 2029
	15,334,125	875,000	14,409,125
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 100,000 shares. As of June 30, 2024, there is an aggregate of 182,500 common shares reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 59,727 shares of common stock remained available for future issuance under the 2020 Plan as of August 6, 2024. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	$362,748	$667,923	$1,040,231	$1,350,871
Restricted stock	119,052	389,646	287,956	985,807
Stock options - modified options	—	11,618	169	24,250
Profit interest units	31,226	34,219	62,452	(291,701)
Total	$513,026	$1,103,406	$1,390,808	$2,069,227
The following is a summary of the stock option activity under the 2010 Plan for the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	19,115	102.75	3.53	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(11)	344.89	—	—
Expired/Cancelled	(53)	54.61	—	—
Outstanding - June 30, 2024	19,051	102.85	3.01	—
Options Exercisable at June 30, 2024	19,044	102.76	3.00	—
Options Vested at June 30, 2024	19,044	102.76	3.00	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	57,892	338.67	7.91	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,087)	123.89	—	—
Expired/Cancelled	(4,618)	109.54	—	—
Outstanding - June 30, 2024	49,187	377.73	7.22	—
Options Exercisable at June 30, 2024	29,581	501.82	6.89	—
Options Vested at June 30, 2024	29,581	501.82	6.89	—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was zero.
During the year ended December 31, 2021, 41,000 options were modified to lower the exercise price by $24.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and six months ended June 30, 2024, was zero and $169, respectively. The amount of additional compensation expense for the three and six months ended June 30, 2023, was $11,618 and $24,250, respectively.
Other Information:

	Six Months Ended June 30,
	2024	2023
Amount received from option exercised	$—	$—

	June 30, 2024		Weighted average remaining recognition period
Total unrecognized options compensation costs	$1,810,081		0.82
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2023, and changes during the six months ended June 30, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	10,307	98.03
Granted	—	—
Vested/Release	(7,334)	261.14
Cancelled/Forfeited	(2,933)	280.13
Nonvested and Outstanding at June 30, 2024	40	1,587.46
As of June 30, 2024, there was $1,851 of total unrecognized compensation cost related to nonvested restricted stock. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.09 years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$—	$—	$—	$—
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2024, there was no material change from the year ended December 31, 2023 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,176,717)	$(8,224,707)	$(11,127,626)	$(16,121,858)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	6,230,284	693,353	5,172,358	653,245
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.67)	$(11.86)	$(2.15)	$(24.68)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options issued and outstanding	72,847	63,074	68,761	62,783
Nonvested restricted stock issued and outstanding	5,176	9,590	40	8,625
Public warrants	71,875	71,875	71,875	71,875
Private warrants	3,406	3,406	3,406	3,406
PIPE warrants	33,844	33,844	33,844	33,844
Stonepeak and Evolve warrants	150,000	150,000	150,000	150,000
Stonepeak and Evolve options	125,000	125,000	125,000	125,000
2022 July Institutional/Accredited Investor Warrants	100,000	100,000	100,000	100,000
2024 February Institutional/Accredited Investor Warrants - series A	4,800,000	—	4,800,000	—
2024 February Institutional/Accredited Investor Warrants - series B	4,500,000	—	4,500,000	—
2024 February Institutional/Accredited Investor Warrants - series C	4,800,000	—	4,800,000	—
Total	14,662,149	556,789	14,652,926	555,533

Note 15 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and six months ended June 30, 2024 the Company recognized revenue of $63,517 and $139,176, respectively, from an entity that is an investor in the Company. During the three and six months ended June 30, 2023, the Company recognized revenue of zero and $65,670, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at June 30, 2024 and December 31, 2023 from the same entity that is an investor in the Company.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2024	December 31, 2023

Operating lease assets	Right-of-use operating lease assets	$4,593,229	4,839,526
Finance lease assets	Property, plant and equipment, net	9,925	13,154
Total lease assets		$4,603,154	$4,852,680

Operating lease liabilities - current	Operating lease liabilities - current	$848,497	856,250
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,413,069	4,646,383
Finance lease liabilities - current	Other liabilities - current	7,170	7,391
Finance lease liabilities - noncurrent	Other long-term liabilities	4,621	7,764
Total lease liabilities		$5,273,357	$5,517,788

The components of lease expense are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2024	2023	2024	2023

Operating lease expense	Selling, general and administrative	$228,633	$228,633	$457,248	$457,267
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,423	1,432	2,547	2,855
Interest on finance lease liabilities	Interest income, net	321	464	678	957
Total lease expense		$230,377	$230,529	$460,473	$461,079

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2024	June 30, 2024
2024	$440,551	$3,585
2025	893,046	7,170
2026	921,273	1,793
2027	946,683	—
2028	937,727	—
Thereafter	2,860,827	—
Total lease payments	7,000,107	12,548
Less: interest	(1,738,541)	(757)
Total lease obligations	$5,261,566	$11,791

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease terms (in years):
Operating lease	7.4	7.8
Finance lease	1.8	2.5

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$252,997	$229,044
Operating cash flows - finance leases	$3,526	$4,686
Financing cash flows - finance leases	$5,477	$4,480

Leased assets obtained in exchange for new finance lease liabilities	$9,925	$15,918
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2024	2023	2024	2023

Sublease lease income	Other, net	$112,578	$101,915	$213,379	$231,685
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $106,916 and $112,255 at June 30, 2024 and December 31, 2023, respectively.
Lease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Lease income	Products and services	$1,138	$24,027	$2,276	$24,027
Interest income	Products and services	4,864	3,835	8,979	6,430
Total lease income		$6,002	$27,862	$11,255	$30,457

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2024 and 2023, $42,714 and $233,333, respectively, were paid under the research agreement. In September 2023, the agreement was renewed through December 2024. At June 30, 2024, $213,571 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2024 and December 31, 2023, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2024, no royalty expenses had been incurred under this agreement.
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

On November 1, 2023, the court granted the Company's petition for preliminary injunction requiring the dealership to release and provide keys for the four buses and to provide the MSOs for all five buses, contingent on the Company posting an injunction bond in the amount of $0.55 million within seven days of the order. The Company timely posted the injunction bond on November 7, 2023. The Company anticipates that the storage fee dispute with the dealership will be adjudicated by the end of the fiscal year 2024.

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2024, Levo had accumulated unpaid accrued preferred dividends of $763,709, included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At June 30, 2024, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$763,709	$3,901,709

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the six months ended June 30, 2024, Levo accreted $322,932 resulting in the carrying value of the redeemable preferred stock of $4,516,561.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes Levo non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at June 30, 2024:

	June 30, 2024	December 31, 2023
Beginning Balance	$(4,894,101)	(3,950,186)
Net income (loss) attributable to non-controlling interests	$(24,566)	(12,456)
Less: dividends paid to non-controlling interests	151,508	285,595
Less: Preferred share accretion adjustment	322,932	645,864
Non-controlling interests	$(5,393,107)	$(4,894,101)

The following table summarizes Levo non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to non-controlling interests	$(10,268)	$8,466	$(24,566)	$14,754

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	June 30, 2024	December 31, 2023
Beginning balance	$4,193,629	$3,547,765
Preferred share Accretion adjustment	322,932	645,864
Ending balance	$4,516,561	$4,193,629

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

During the three and six months ended June 30, 2024, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $31,226 and $62,452, respectively. During the three and six months ended June 30, 2023, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $34,219 and $62,451, respectively.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of June 30, 2024.

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

A summary of the status of the Company’s Class D Incentive Units as of December 31, 2023, and changes during the six months ended June 30, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	50,000	12.49
Granted	—	—
Vested	—	—
Cancelled	—	—
Nonvested and Outstanding at June 30, 2024	50,000	12.49

As of June 30, 2024, there was $220,930 of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 1.50 years.

Note 19 - Subsequent Events
Term Loan
On August 9, 2024, the Company entered into a Subordinated Business Loan and Security Agreement ("Term Loan") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The Term Loan is a short-term, thirty-week, fixed interest rate obligation. Principal and interest on the Term Loan are payable in arrears weekly. The Term Loan is secured by certain Company assets, and it is evidenced by a subordinated secured promissory note.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict the Company's ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due.
The foregoing summary of the Term Loan is qualified in its entirety by reference to the text of the agreement. Please refer to Exhibit 10.2 in this Quarterly Report on Form 10-Q for the full text of the agreement.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$1,000,000	2.96%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Principal and interest payments of $50,750 is due weekly on the Term Loan for thirty weeks effective August 9, 2024 to March 6, 2025, when the Term Loan is fully paid off. Total interest of $522,501 is expected to be paid over the thirty-week loan period.

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

Backlog
Our total backlog represents the estimated future transaction price values for unsatisfied and partially satisfied estimated product and service deliveries to our customers. Backlog is generally determine based upon customer issued purchased orders or contracts with customers. Backlog does not include agreements we have with customers to earn future grid service revenues. Backlog is converted into revenue in future periods as we satisfy the performance obligations to our customers for our products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog on June 30, 2024, was $18.2 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2024 through 2026.

Results of Operations
Three and Six Months Ended June 30, 2024 Compared with Three and Six Months Ended June 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenue
Products	$369,192	$1,546,723	$(1,177,531)	(76)%	$845,661	$2,975,609	$(2,129,948)	(72)%
Services	$301,567	$502,286	$(200,719)	(40)%	$521,438	$853,785	$(332,347)	(39)%
Grants	131,421	71,118	60,303	85%	214,837	145,519	69,318	48%
Total revenue	802,180	2,120,127	(1,317,947)	(62)%	1,581,936	3,974,913	(2,392,977)	(60)%
Operating expenses
Cost of product	256,902	1,311,268	(1,054,366)	(80)%	593,574	2,679,841	(2,086,267)	(78)%
Cost of service	345,813	639,848	(294,035)	(46)%	518,585	732,179	(213,594)	(29)%
Selling, general and administrative expenses	4,489,772	6,097,336	(1,607,564)	(26)%	10,417,882	12,269,360	(1,851,478)	(15)%
Research and development expense	1,473,567	2,387,215	(913,648)	(38)%	3,063,144	4,487,303	(1,424,159)	(32)%
Total operating expenses	6,566,054	10,435,667	(3,869,613)	(37)%	14,593,185	20,168,683	(5,575,498)	(28)%
Operating loss	(5,763,874)	(8,315,540)	2,551,666	(31)%	(13,011,249)	(16,193,770)	3,182,521	(20)%
Other income (expense)
Interest income, net	10,736	20,644	(9,908)	(48)%	19,748	88,981	(69,233)	(78)%
Change in fair value of warrants liability	1,584,772	143,794	1,440,978	NM	2,312,434	(69,964)	2,382,398	NM
Change in fair value of derivative liability	7,907	83,059	(75,152)	90%	(3,626)	6,219	(9,845)	158%
Other, net	211,444	83,946	127,498	152%	4,941	524,332	(519,391)	(99)%
Total other income, net	1,814,859	331,443	1,483,416	448%	2,333,497	549,568	1,783,929	325%
Loss before taxes	(3,949,015)	(7,984,097)	4,035,082	(51)%	(10,677,752)	(15,644,202)	4,966,450	(32)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(3,949,015)	$(7,984,097)	$4,035,082	(51)%	$(10,677,752)	$(15,644,202)	$4,966,450	(32)%
Less: Net (loss) income attributable to non-controlling interests	(10,268)	8,466	(18,734)	(221)%	(24,566)	14,754	(39,320)	(267)%
Net loss attributable to Nuvve Holding Corp.	$(3,938,747)	$(7,992,563)	$4,053,816	(51)%	$(10,653,186)	$(15,658,956)	$5,005,770	(32)%
________________
NM - Not Meaningful

Revenue

Total revenue was $0.80 million for the three months ended June 30, 2024, compared to $2.12 million for the three months ended June 30, 2023, a decrease of $1.32 million, or 62.2%. The decrease was primarily attributable to a $1.18 million decrease in products revenue and $0.2 million decrease in services revenue due to lower customers sales orders and shipments, partially offset by an increase in grants of $0.06 million. Products and services revenue for the three months ended June 30, 2024, consisted of DC and AC Chargers of $0.37 million, grid services revenue of $0.12 million, and engineering services of $0.19 million.

Total revenue was $1.6 million for the six months ended June 30, 2024, compared to $4.0 million for the six months ended June 30, 2023, an decrease of $2.4 million, or 60.2%. The decrease was primarily attributable to a $2.1 million decrease in products revenue and $0.3 million decrease in services revenue due to lower customers sales orders and shipments, partially offset by an increase in grants of $0.1 million. Products and services revenue for the six months ended June 30, 2024, consisted of sales of DC and AC Chargers of $0.8 million, grid services revenue of $0.2 million, and engineering services of $0.4 million.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended June 30, 2024, decreased by $1.3 million to $0.6 million, or 69.1% compared to $2.0 million for the three months ended June 30, 2023 due to lower customers sales orders and shipments. Products and services margin increased by 5.4% to 10.1% for the three months ended June 30, 2024, compared to 4.8% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the current quarter compared with the second quarter of 2023.
Cost of products and services revenue for the six months ended June 30, 2024, decreased by $2.3 million to $1.1 million, compared to $3.4 million for the six months ended June 30, 2023 due to lower customers sales orders and shipments. Products and services margin increased by 7.7% to 18.6% for the six months ended June 30, 2024, compared to 10.9% in the same prior year period. Margin was mostly impacted by a lower mix of hardware charging stations sales, and a higher mix of engineering services in the six months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $4.5 million for the three months ended June 30, 2024, as compared to $6.1 million for the three months ended June 30, 2023, a decrease of $1.7 million, or 26.4%.
The decrease during the three months ended June 30, 2024 was primarily attributable to decreases in compensation expenses of $0.4 million, including share-based compensation, decreases in public company related costs of $0.3 million, decreases in subcontractor and outside services expenses of $0.4 million, decreases in travel and marketing/promotions related expenses of $0.4 million, and decreases in bad debt expenses of $0.1 million. Expenses resulting from the consolidation of Levo's activities during the three months ended June 30, 2024, accounted for $0.1 million of the decrease in selling, general and administrative expenses.
Selling, general and administrative expenses were $10.4 million for the six months ended June 30, 2024, as compared to $12.3 million for the six months ended June 30, 2023, a decrease of $1.9 million, or 15.1%.
The decrease during the six months ended June 30, 2024 was primarily attributable to decreases in compensation expenses of $0.4 million, including share-based compensation, decreases in subcontractor and outside services expenses of $0.7 million, and decreases in travel and marketing/promotions related expenses of $0.6 million, decreases in public company related costs of $0.3 million, decreases in insurance related expenses of $0.2 million, partially offset by increases in software subscriptions expenses of $0.1 million, and expenses resulting from the consolidation of Levo's activities during the six months ended June 30, 2024, of $0.1 million.
Research and Development Expenses
Research and development expenses decreased by $0.9 million, or 38.3%, from $2.4 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. Research and development expenses decreased by $1.4 million, or 31.7%, from $4.5 million for the six months ended June 30, 2023 to $3.1 million for the six months ended June 30, 2024. The decrease during the three and six months ended June 30, 2024 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $1.5 million from $0.3 million of other income for the three months ended June 30, 2023, to $1.8 million in other income for the three months ended June 30, 2024. The increase during the three months ended June 30, 2024 was primarily attributable to the change in fair value of the warrants liability and sublease income related to the subleasing of part of our main office space (See Note 16).
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $1.8 million from $0.5 million of other income for the six months ended June 30, 2023, to $2.3 million in other income for the six months ended June 30, 2024. The increase during the six months ended June 30, 2024 was primarily attributable to the change in fair value of the warrants liability and sublease income related to the subleasing of part of our main office space (See Note 16).
Income Taxes
In each of the three and six months ended June 30, 2024 and 2023, we recorded no material income tax expenses. The income tax expenses during each of the three and six months ended June 30, 2024 and 2023 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss decreased by $4.0 million, or 50.5%, from $8.0 million for the three months ended June 30, 2023, to $3.9 million for the three months ended June 30, 2024. The decrease in net loss was primarily due to an increase in other income of $1.5 million, and a decrease in operating expenses of $3.9 million, which includes a decrease in cost of product and services of $1.3 million, and a decrease in revenue of $1.3 million, for the above aforementioned reasons.
Net loss decreased by $5.0 million, or 31.7%, from $15.6 million for the six months ended June 30, 2023, to $10.7 million for the six months ended June 30, 2024. The decrease in net loss was primarily due to an increase in other income of $1.8 million, and a decrease in operating expenses of $5.6 million, which includes a decrease in cost of product and services of $2.3 million, and a decrease in revenue of $2.4 million, for the above aforementioned reasons.
Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.01 million for the three months ended June 30, 2024 compared to net income attributable to non-controlling interest of $0.01 million for the three months ended June 30, 2023. Net loss attributable to non-controlling interest was $0.02 million for the six months ended June 30, 2024 compared to net income attributable to non-controlling interest of $0.01 million for the six months ended June 30, 2023.
Net income (loss) is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We own 51% of Levo's common units and Stonepeak and Evolve own 49% of Levo's common units. We have determined that Levo is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the three and six months ended June 30, 2024.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $13.0 million as of the six months ended June 30, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. Our cash used in operations were $8.7 million as of the six months ended June 30, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of June 30, 2024, we had a cash balance, working capital, and total equity of $1.4 million, $2.6 million and $2.7 million, respectively.
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
Fresno Economic Opportunities Commission ("Fresno EOC")
On May 14, 2024 (the “Effective Date”), the Company and Fresno EOC entered into a master services agreement to outline the general scope of work, timeline, and pricing pursuant to which the Company will provide services and materials to Fresno EOC in connection with a turnkey fleet electrification program for its 50-shuttle fleet (the “Agreement”).
Pursuant to the Agreement, between the Effective Date and June 30, 2036 (the “Term”), the Company will be responsible for the design and construction of a 26,000 square foot parking lot and implementing a comprehensive electrification system for Fresno EOC’s transit fleet, including the installation of electric vehicle chargers, solar power generation hardware and integrating a battery storage system. The Company also agreed to provide certain grant writing and project management services to Fresno EOC.
The total estimated fees and expenses payable to the Company by Fresno EOC for services and materials provided in relation to the Project during the Term is approximately $15.7 million. Each party’s obligations under the Agreement are contingent to the receipt of certain grant funding by Fresno EOC, provided that if Fresno EOC terminates the Agreement due to the failure to receive such grant funding, Fresno EOC has agreed to pay the Company for services provided on or prior to such termination subject to certain limitations. Additionally, each party may terminate the Agreement upon certain material breaches of the Agreement by the other party and failure to cure.
Term Loan
On August 9, 2024, we entered into a Subordinated Business Loan and Security Agreement ("Term Loan") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The Term Loan is a short-term, thirty-week, fixed interest rate obligation. Principal and interest on the Term Loan are payable in arrears weekly. The Term Loan is secured by certain of our assets, and it is evidenced by a subordinated secured promissory note.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due.
The foregoing summary of the Term Loan is qualified in its entirety by reference to the text of the agreement. Please refer to Exhibit 10.2 in this Quarterly Report on Form 10-Q for the full text of the agreement.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$1,000,000	2.96%

Principal and interest payments of $50,750 is due weekly on the Term Loan for thirty weeks effective August 9, 2024 to March 6, 2025, when the Term Loan is fully paid off. Total interest of $522,501 is expected to be paid over the thirty-week loan period.
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

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(8,736,566)	$(9,048,111)
Investing activities	(53,103)	1,223,380
Financing activities	8,684,261	3,124,336
Effect of exchange rate on cash and restricted cash	2,162	5,503
Net decrease in cash and restricted cash	$(103,246)	$(4,694,892)
Net cash used in operating activities during the six months ended June 30, 2024 was $8.7 million as compared to net cash used of $9.0 million in the six months ended June 30, 2023. The $0.3 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the six months ended June 30, 2024 as compared to the same prior period. Working capital during the six months ended June 30, 2024 was impacted by, among other items, lower net loss of $10.7 million, resulting from decrease in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the six months ended June 30, 2024, cash used for investing activities was $0.05 million as compared to net cash provided by investing activities of $1.2 million during the six months ended June 30, 2023. Net cash provided by investing activities during the six months ended June 30, 2023 were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the six months ended June 30, 2024 was $8.7 million, of which $8.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, and $0.2 million was from the exercise of common stock warrants, partially offset by issuance cost. Net cash provided for financing activities for the six months ended June 30, 2023 was $3.1 million, of which $2.3 million was the proceeds from direct offering, partially offset by issuance cost, and $0.8 million was provided in connection with the proceeds from the at-the-market common stock offering.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements of Nuvve included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2024.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Our stock price has recently fallen below the Nasdaq Capital Market’s minimum closing bid price requirement of $1.00 per share for 30 consecutive days. Additionally, we have received notice from Nasdaq that our stockholders’ equity is below $2,500,000. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition, negatively impact the price of our common stock and could make it more difficult for holders of our common stock to sell their shares. We are not in compliance with the Nasdaq Capital Market $1.00 minimum bid price requirement nor the minimum stockholders’ equity requirement and our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

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

Additionally, on May 22, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Company reported stockholders’ equity of less than $2,500,000. On July 5, 2024, we provided Nasdaq a plan regarding how we expect to regain compliance with the Stockholders’ Equity Rule. If Nasdaq accepts our proposed plan, we may be granted an extension of up to November 18, 2024, to evidence compliance with the rule. There may be no assurances that our plan of compliance will be successful or that we will be able to regain compliance with the Stockholders’ Equity Rule. If we fail to regain compliance with the Stockholders’ Equity Rule we may be subject to the delisting of our common stock from the Nasdaq Capital Market.

Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. On July 16, 2024, we filed a definitive proxy statement in connection with our 2024 annual meeting of stockholders which contained, among other things, a proposal seeking stockholder approval to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio calculated to maintain listing on the Nasdaq Capital Market, as determined by the Board in its sole discretion. There can be no assurance that our stockholders will approve such reverse stock split. Additionally, if we receive stockholder approval and determine to seek to implement a reverse stock split in order to remain listed on the Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock. For example, in January 2024 we implemented a 1-for-40 reverse stock split in order to regain compliance with the Bid Price Rule pursuant to a previously announced notice we received from the Nasdaq Listing Center in April 2023. Following the effectiveness of the January 2024 reverse stock split, our common stock experienced increased volatility and adverse effects to its trading price.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Term Loan
On August 9, 2024, we entered into a Subordinated Business Loan and Security Agreement ("Term Loan") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The Term Loan is a short-term, thirty-week, fixed interest rate obligation. Principal and interest on the Term Loan are payable in arrears weekly. The Term Loan is secured by certain of our assets, and it is evidenced by a subordinated secured promissory note.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due.
The foregoing summary of the Term Loan is qualified in its entirety by reference to the text of the agreement. Please refer to Exhibit 10.2 in this Quarterly Report on Form 10-Q for the full text of the agreement.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$1,000,000	2.96%

Principal and interest payments of $50,750 is due weekly on the Term Loan for thirty weeks effective August 9, 2024 to March 6, 2025, when the Term Loan is fully paid off. Total interest of $522,501 is expected to be paid over the thirty-week loan period.

Item 6.    Exhibits.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
10.1†	Master Services Agreement, dated May 14, 2024, by and between the Company and the Board of Fresno Economic Opportunities Commission.	*
10.2
Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.
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
August 13, 2024

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)