Form 10-Q
period 2024-09-30
Nuvve Holding Corp.
filed 2024-11-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
☐ Yes   ☒ No
As of November 5, 2024, 874,949 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$325,245	$1,534,660
Restricted cash	480,000	480,000
Accounts receivable, net	1,668,538	1,724,899
Inventories	5,658,741	5,889,453
Prepaid expenses	636,825	994,719
Deferred costs - current	899,594	1,145,608
Other current assets	731,496	751,412
Total current assets	10,400,439	12,520,751

Property and equipment, net	671,197	766,264
Intangible assets, net	1,097,625	1,202,203
Investment in equity securities	670,951	670,951
Investment in leases	104,186	112,255
Right-of-use operating lease assets	4,624,783	4,839,526
Deferred costs - noncurrent	748,353	521,994
Financing receivables	—	288,872
Security deposit, long-term	17,613	27,690
Total assets	$18,335,147	$20,950,506

Liabilities and Equity
Current liabilities
Accounts payable	$2,184,455	$1,694,325
Accrued expenses	3,251,493	4,632,101
Deferred revenue - current	243,731	697,105
Debt - term loan	902,242	—
Due to related party - promissory notes - current	1,501,821	—
Operating lease liabilities - current	971,631	856,250
Other liabilities	7,279	105,141
Total current liabilities	9,062,652	7,984,922

Operating lease liabilities - noncurrent	4,391,413	4,646,383
Due to related party - promissory notes - noncurrent	100,000	—
Deferred revenue - noncurrent	721,050	332,951
Warrants liability	914,841	4,621
Derivative liability - non-controlling redeemable preferred shares	—	309,728
Other long-term liabilities	140,204	681,438
Total liabilities	15,330,160	13,960,043

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and 3,138 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $3,750,201 at September 30, 2024 and December 31, 2023, respectively	—	4,193,629
Class D Incentive units, zero par value, 1,000,000 units authorized; 0 units issued and outstanding at September 30, 2024 and 50,000 units issued and outstanding a December 31, 2023, respectively	—	216,229
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 874,949 and 124,659 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6,406	5,927
Additional paid-in capital	163,468,322	155,615,962
Accumulated other comprehensive income	74,146	93,676
Accumulated deficit	(160,543,887)	(148,240,859)
Nuvve Holding Corp. Stockholders’ Equity	3,004,987	7,474,706
Non-controlling interests	—	(4,894,101)
Total stockholders’ (deficit) equity	3,004,987	2,580,605
Total Equity	3,004,987	6,990,463
Total Liabilities and Equity	$18,335,147	$20,950,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Products	$543,834	$1,772,532	$1,389,495	$4,748,141
Services	1,265,499	866,477	1,786,937	1,720,262
Grants	108,885	73,563	323,722	219,082
Total revenue	1,918,218	2,712,572	3,500,154	6,687,485
Operating expenses
Cost of products	409,390	2,314,854	1,002,964	5,037,756
Cost of services	508,697	86,371	1,027,282	775,489
Selling, general, and administrative	2,126,681	6,481,759	12,544,563	18,751,119
Research and development	710,291	2,292,908	3,773,435	6,780,211
Total operating expenses	3,755,059	11,175,892	18,348,244	31,344,575

Operating loss	(1,836,841)	(8,463,320)	(14,848,090)	(24,657,090)
Other income (expense)
Interest (expense) income, net	(242,468)	16,213	(222,720)	105,194
Change in fair value of warrants liability	329,990	214,573	2,642,424	144,609
Change in fair value of derivative liability	—	67,366	(3,626)	73,585
Other, net	99,476	(168,177)	104,417	356,155
Total other income, net	186,998	129,975	2,520,495	679,543
Loss before taxes	(1,649,843)	(8,333,345)	(12,327,595)	(23,977,547)
Income tax expense	—	—	—	—
Net loss	$(1,649,843)	$(8,333,345)	$(12,327,595)	$(23,977,547)
Less: Net (loss) income attributable to non-controlling interests	—	8,285	—	23,039
Net loss attributable to Nuvve Holding Corp.	$(1,649,843)	$(8,341,630)	$(12,327,595)	$(24,000,586)
Less: Preferred dividends on redeemable non-controlling interests	—	72,092	—	212,062
Less: Accretion on redeemable non-controlling interests preferred shares	—	161,466	—	484,398
Net loss attributable to Nuvve Holding Corp. common stockholders	$(1,649,843)	$(8,575,188)	$(12,327,595)	$(24,697,046)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(2.47)	$(10.66)	$(21.72)	$(35.07)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	666,894	804,775	567,486	704,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(1,649,843)	$(8,333,345)	$(12,327,595)	$(23,977,547)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	2,214	18,124	(19,530)	28,357
Total comprehensive loss	$(1,647,629)	$(8,315,221)	$(12,347,125)	$(23,949,190)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	8,285	—	23,039
Comprehensive loss attributable to Nuvve Holding Corp.	$(1,647,629)	$(8,323,506)	$(12,347,125)	$(23,972,229)
Less: Preferred dividends on redeemable non-controlling interests	—	(72,092)	—	(212,062)
Less: Accretion on redeemable non-controlling interests preferred shares	—	(161,466)	—	(484,398)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(1,647,629)	$(8,089,948)	$(12,347,125)	$(23,275,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2023	124,659	5,927	155,615,962	93,676	(148,240,859)	(4,894,101)	$2,580,605
Exercise of stock options and vesting of restricted stock	17,414	18	(18)	—	—	—	—
Stock-based compensation	—	—	846,514	—	—	—	846,514
Proceeds from common stock offering, net of offering costs	303,500	304	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	161,492	108	—	—	—	—	108
Currency translation adjustment	—	—	—	(13,651)	—	—	(13,651)
Preferred dividends - non-controlling interest	—	—	—	—	—	(75,004)	(75,004)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(6,714,438)	(14,299)	(6,728,737)
Balances March 31, 2024	607,064	$6,357	$161,491,576	$80,025	$(154,955,297)	$(5,144,870)	$1,477,791
Exercise of stock options and vesting of restricted stock	661	1	(1)	—	—	—	—
Stock-based compensation	—	—	481,800	—	—	—	481,800
Issuance of Pre-funded Warrants	14,998	15	(15)	—	—	—	—
Exercise of Warrants	30,000	30	172,967	—	—	—	172,997
Currency translation adjustment	—	—	—	(8,093)	—	—	(8,093)
Preferred dividends - non-controlling interest	—	—	—	—	—	(76,504)	(76,504)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(3,938,747)	(10,268)	(3,949,015)
Balances June 30, 2024	652,723	6,403	162,146,327	71,932	(158,894,044)	(5,393,108)	(2,062,490)
Common stock reverse split - rounding	192,222	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock	4	—	—	—	—	—	—
Stock-based compensation	—	—	601,075	—	—	—	601,075
Exercise of Warrants	30,000	3	239,700	—	—	—	239,703
Currency translation adjustment	—	—	—	2,214	—	—	2,214
Cancellation of non-controlling interests	—	—	481,220	—	—	5,393,108	5,874,328
Net loss	—	—	—	—	(1,649,843)	—	(1,649,843)
Balances September 30, 2024	874,949	$6,406	$163,468,322	$74,146	$(160,543,887)	$—	$3,004,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2022	606,804	$2,427	$144,073,505	$76,182	$(116,956,528)	$(3,950,186)	$23,245,400
Exercise of stock options and vesting of restricted stock	2,283	9	(9)	—	—	—	—
Stock-based compensation	—	—	1,414,183	—	—	—	1,414,183
Proceeds from Direct Offering, net of offering costs	13,587	54	469,946	—	—	—	470,000
Proceeds from common stock offering, net of offering costs	1,966	8	136,709	—	—	—	136,717
Currency translation adjustment	—	—	—	8,934	—	—	8,934
Preferred dividends - non-controlling interest	—	—	—	—	—	(69,292)	(69,292)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,666,393)	6,288	(7,660,105)
Balances March 31, 2023	624,639	2,498	146,094,334	85,116	(124,622,921)	(4,174,656)	17,384,371
Exercise of stock options and vesting of restricted stock options	15,610	62	391,129	—	—	—	391,191
Stock-based compensation	—	—	1,069,188	—	—	—	1,069,188
Proceeds from Direct Offering, net of offering costs	107,768	432	1,876,760	—	—	—	1,877,192
Proceeds from common stock offering, net of offering costs	33,409	134	644,773	—	—	—	644,907
Currency translation adjustment	—	—	—	1,299	—	—	1,299
Preferred dividends - non-controlling interest	—	—	—	—	—	(70,678)	(70,678)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(7,992,563)	8,466	(7,984,097)
Balances June 30, 2023	781,426	3,126	150,076,184	86,415	(132,615,484)	(4,398,334)	13,151,907
Exercise of stock options and vesting of restricted stock options	28,770	116	824,651	—	—	—	824,767
Stock-based compensation	—	—	1,097,016	—	—	—	1,097,016
Proceeds from Direct Offering, net of offering costs	—	—	—	—	—	—	—
Proceeds from common stock offering, net of offering costs	2,429	9	102,952	—	—	—	102,961
Currency translation adjustment	—	—	—	18,124	—	—	18,124
Preferred dividends - non-controlling interest	—	—	—	—	—	(72,092)	(72,092)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(8,341,630)	8,285	(8,333,345)
Balances September 30, 2023	812,625	$3,251	$152,100,803	$104,539	$(140,957,114)	$(4,623,607)	$6,627,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(12,327,595)	$(23,977,547)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	254,275	237,043
Stock-based compensation	1,991,884	3,197,471
Loss on disposal of asset	—	(1,088)
Amortization of discount on debt and promissory notes	24,167	—
Change in fair value of warrants liability	(2,642,424)	(144,609)
Change in fair value of derivative liability	3,626	(73,585)
Warrants issuance costs	305,065	—
Gains from sale of investments in equity securities	—	(325,155)
Noncash lease expense	223,892	355,133
Change in operating assets and liabilities
Accounts receivable	56,361	(1,547,575)
Inventory	230,712	4,717,894
Prepaid expenses and other assets	728,999	304,031
Accounts payable	490,130	(705,658)
Due to customers	—	9,830,000
Accrued expenses and other liabilities	(1,524,707)	2,056,210
Deferred revenue	(57,207)	(122,797)
Net cash used in operating activities	(12,242,822)	(6,200,232)
Investing activities
Purchase of property and equipment	(54,630)	(199,877)
Proceeds from sale of investments in equity securities	—	1,325,155
Net cash (used) provided in investing activities	(54,630)	1,125,278
Financing activities
Proceeds from exercise of warrants	173,027	—
Proceeds from debt and promissory notes obligations	2,565,500	—
Repayment of debt and promissory notes obligations	(161,929)	—
Proceeds from Direct Offering of common stock, net of issuance costs	—	2,347,192
Proceeds from common stock offering, net of issuance costs	8,516,741	884,586
Payment of finance lease obligations	(7,816)	(5,375)
Net cash provided in financing activities	11,085,523	3,226,403
Effect of exchange rate on cash	2,514	(40,699)
Net decrease in cash and restricted cash	(1,209,415)	(1,889,250)
Cash and restricted cash at beginning of year	2,014,660	16,233,896
Cash and restricted cash at end of period	$805,245	$14,344,646

Supplemental Disclosure of cash information:
Cash paid for interest	$193,322	$—

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
Reverse Stock Splits
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024 (the “January 2024 Reverse Stock Split”).
Additionally, at the Company’s Annual Meeting of Stockholders held on September 9, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on September 16, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective September 17, 2024 (the “September 2024 Reverse Stock Split” and together with the January 2024 Reverse Stock Split, the “Reverse Stock Splits”).
The Reverse Stock Splits were also applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the Reverse Stock Splits. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The Reverse Stock Splits did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the condensed consolidated financial statement have been retroactively adjusted to reflect each of the January 2024 Reverse Stock Split and the September 2024 Reverse Stock Split for all periods presented.
Structure of the Company
Nuvve has three wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc. and Nuvve Pennsylvania LLC. Nuvve Corp. has four wholly owned subsidiaries or branches: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK (Nuvve Japan), a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve Norway, a company registered in Norway is a branch of Nuvve Denmark. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
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

Levo's turnkey solution simplifies and streamlines electrification, can lower the total cost of EV operation for fleet owners, and supports the grid when the EVs are not in use. For a fixed monthly payment with no upfront cost, Levo will provide the EVs,

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Stonepeak and Evolve conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024 (the “Closing Date” or “Closing”), the Company, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement (the “Sale Agreement”), pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to the Company for a de minimis price.

As a result of the Closing, the Company became the 100% owner of Levo. The Sale Agreement contains customary representations, warranties, and covenants.

Deep Impact

On August 16, 2024, the Company, Nuvve CPO, and WISE EV-LLC (“WISE”), entered into the definitive agreements to form Deep Impact 1 LLC, a Delaware limited liability company (“Deep Impact”) in which the Company holds a 51% equity interest by way of Nuvve CPO, and in which WISE holds a 49% equity interest. Deep Impact is an entity formed for the principal purpose of operation, installation, maintenance of electric vehicle chargers and other related activities and services created as a business venture between the Company, Nuvve CPO and Wise.

In connection with the Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to the Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest.

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
During the nine months ended September 30, 2024, there were no significant updates made to the Company’s significant accounting policies.
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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $160.5 million and $148.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company incurred operating losses of approximately $14.8 million as of the nine months ended September 30, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. The Company's cash used in operations were $12.2 million for the nine months ended September 30, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of September 30, 2024, the Company had a cash balance, working capital, and total equity of $0.3 million, $1.3 million and $3.0 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The Company formed Levo with Stonepeak and Evolve, in which the Company owns 51% of Levo's common units. The Company had determined that Levo was a VIE in which the Company was the primary beneficiary. Accordingly, the Company consolidated Levo and recorded a non-controlling interest for the share of the entity owned by Stonepeak and Evolve. On October 15, 2024, the Company, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to the Company for a de minimis price.
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo.

The Company formed Deep Impact with Nuvve CPO and WISE, in which the Company owned 51% of Deep Impact's common units. The Company has determined that Deep Impact is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Deep Impact and records a non-controlling interest for the share of the entity owned by WISE.

Assets and Liabilities of Consolidated VIEs

The Company's condensed consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net income (loss) attributable to non-controlling interests" in the condensed consolidated statements of operations and "Non-controlling interests" in the condensed consolidated balance sheets. See Note 19 for details of non-controlling interests.

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets
Cash	$10,477	$27,337
Intercompany loan receivable	$830,000	—
Prepaid expenses and other current assets	—	1,363
Total Assets	$840,477	$28,700

Liabilities
Accounts payable	$—	$8,380
Accrued expenses and dividend payable	—	620,421
Promissory notes	847,446	—
Derivative liability - non-controlling redeemable preferred shares	—	309,728
Total Liabilities	$847,446	$938,529

Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who own 49% of Levo common units. The preferred stock is not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a triggering event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s unaudited condensed consolidated balance sheets. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 19 for details.
In connection with, and pursuant to Stonepeak and Evolve sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the redeemable non-controlling interest, the redeemable preferred stock, including the accumulated unpaid accrued preferred dividends, were cancelled as of September 30, 2024.
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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of September 30, 2024 and December 31, 2023 was $480,000.
Concentrations of Credit Risk
At September 30, 2024 and December 31, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2024 three customers accounted for 60.5% and 35.7% of revenue, respectively. For the three and nine months ended September 30, 2023 two customers and one customer accounted for 62.2% and 30.9% of revenue, respectively.

During the three and nine months ended September 30, 2024, the Company's top five customers accounted for approximately 72.3% and 49.2% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2023, the Company's top five customers accounted for approximately 74.3% and 46.2% of the Company’s total revenue, respectively.

At September 30, 2024, three customers accounted for 56.6% of accounts receivable. At December 31, 2023, three customers accounted for 60.9% of accounts receivable.

Approximately 68.2% and 74.0% of the Company’s trade accounts receivable balance was with five customers at September 30, 2024 and December 31, 2023, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized over time:
Services - engineering and others	$1,111,863	$301,656	$1,478,363	$931,853
Grid services	153,636	564,821	308,574	788,409
Grants	108,885	73,563	323,722	219,082
Revenue recognized at point in time:
Products	543,834	1,772,532	1,389,495	4,748,141
Total revenue	$1,918,218	$2,712,572	$3,500,154	$6,687,485
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of September 30, 2024 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2024 (remaining three months)	110,093
2025	479,103
2026	137,605
2027	115,116
Thereafter	122,864
Total (1)	$964,781
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The Company operates in a single business segment, which is the EV V2G Charging segment. The following table summarizes the Company’s revenues by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
United States	$1,814,904	$2,552,138	$3,316,968	$6,290,200
United Kingdom	—	—	—	33,047
Denmark	103,314	160,434	183,186	364,238
	$1,918,218	$2,712,572	$3,500,154	$6,687,485
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	September 30, 2024	December 31, 2023
Long-lived assets:
United States	$1,577,709	$1,741,009
United Kingdom	1,901	2,894
Denmark	189,212	224,564
	$1,768,822	$1,968,467

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2024 and December 31, 2023 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2024	Total Gains (Losses) For The Three Months Ended September 30, 2024	Total Gains (Losses) For The Nine Months Ended September 30, 2024
Recurring fair value measurements
Private warrants - February 2020	$—	$—	$—	$—	$—	$—
Private warrants - July 2024	$—	$—	$159,000	$159,000	$80,673	$80,673
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	$—	$—
2022 July Institutional/Accredited Investor warrants	$—	$—	$—	$—	$—	$4,621
2024 February Institutional/Accredited Investor warrants	$—	$—	$755,841	$755,841	$728,663	$3,036,476
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$—	$(3,626)
Total recurring fair value measurements	$—	$—	$914,841	$914,841	$809,336	$3,118,144

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023	Total Gains (Losses) For The Three Months Ended September 30, 2023	Total Gains (Losses) For The Nine Months Ended September 30, 2023
Recurring fair value measurements
Private warrants - February 2020	$—	$—	$—	$—	$212	$1,996
Stonepeak and Evolve unvested warrants	$—	$—	$—	$—	—	—
2022 July Institutional/Accredited Investor warrants	$—	$—	$4,621	$4,621	$214,361	$142,613
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$309,728	$309,728	$67,366	$73,585
Total recurring fair value measurements	$—	$—	$314,349	$314,349	$281,939	$218,194
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 12) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2024:

	Private warrants - February 2020	Private warrants - July 2024	Stonepeak and Evolve unvested warrants	2022 July Institutional/Accredited Investor warrants	2024 February Institutional/Accredited Investor warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2023	$—	$—	$—	$4,621	$—	$309,728
Initial fair value	—	—	—	—	3,792,317	—
Total (gains) losses for period included in earnings	—	—	—	(4,619)	(723,043)	11,533
Balance at March 31, 2024	—	—	—	3	3,069,274	321,261
Total (gains) losses for period included in earnings	—	—	—	(3)	(1,584,770)	(7,907)
Balance at June 30, 2024	—	—	—	—	1,484,504	313,354
Initial fair value	—	479,346	—	—	—	—
Exercise warrants	—	(239,673)	—	—	—	—
Cancelled - non-controlling redeemable preferred shares	—	—	—	—	—	(313,354)
Total (gains) losses for period included in earnings	—	(80,673)	—	—	(728,663)	—
Balance at September 30, 2024	$—	$159,000	$—	$—	$755,841	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Private Warrants - February 2020 was estimated at September 30, 2024 using the Black-Scholes model which used the following inputs: term of 1.72 years, risk free rate of 4.82%, no dividends, volatility of 46.0%, and strike price of $4,600.00.

The fair value of the level 3 Private Warrants - February 2020 was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.22 years, risk free rate of 4.20%, no dividends, volatility of 60.0%, and strike price of $4,600.00.

The fair value of the level 3 Private Warrants - July 2024 was estimated at September 30, 2024 using the Black-Scholes model which used the following inputs: term of 4.98 years, risk free rate of 4.64%, no dividends, volatility of 58.98%, and strike price of $0.0010.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at September 30, 2024 using the Black-Scholes model which used the following inputs: term of 3.60 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $8.00, and strike price of $1,500.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.10 years, risk free rate of 3.92%, no dividends, volatility of 63.0%, common stock price of $1.20, and strike price of $1,500.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at September 30, 2024 using the Black-Scholes model which used the following inputs: term of 4.35 years, risk free rate of 3.58%, no dividends, volatility of 101.0%, common stock price of $5.33, and strike price of $20.00.

The following table presents the significant unobservable inputs and valuation methodologies used for the Company’s fair value measurements of non-recurring (level 3) Stonepeak and Evolve unvested warrants at September 30, 2024:

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
__________________
(a) During the second quarter ended June 30, 2022, the Company significantly lowered its forecast of Levo's capital deployments due to the passage by the United States Congress of the Infrastructure Investment and Jobs Act bill, and the related unveiling of the Environmental Protection Agency’s 2022 Clean School Bus rebates. The resulting lower forecast of capital deployments reduced the probabilities of the future vesting of the unvested warrants. Therefore, at September 30, 2024, the Company has determined that it is unlikely that the unvested warrants will vest.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value balance of the level 3 derivative liability - non-controlling redeemable preferred shares was written-off as the preferred shares were cancelled at September 30, 2024 as a result of the Company becoming the 100% owner of Levo (See Note 1).

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

Accordingly, the Company has recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the Company’s condensed consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 19.

The following table displays the fair value of derivatives by balance sheet line item:

	September 30, 2024	December 31, 2023

Derivative liability - non-controlling redeemable preferred shares	$—	$309,728

The fair value balance of the level 3 derivative liability - non-controlling redeemable preferred shares was written-off as the preferred shares were cancelled at September 30, 2024 as a result of the Company becoming the 100% owner of Levo (See Note 1).

Note 6 – Investments
The Company accounts for its 13% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three and nine months ended September 30, 2024. The consulting services were zero and $43,399 for the three and nine months ended September 30, 2023, respectively. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		September 30, 2024	December 31, 2023
Trade receivables		$1,985,009	$2,107,497
Less: allowance for credit losses		(316,471)	(382,598)
	Accounts receivable, net	$1,668,538	$1,724,899

Allowance for credit losses:

	Balance December 31, 2023	$(382,598)
	Provision	(41,930)
	Write-off	—
	Recoveries	108,057
	Balance at September 30, 2024	$(316,471)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	September 30, 2024	December 31, 2023
DC Chargers	$5,024,500	$5,275,934
AC Chargers	490,629	236,316
Component parts and Carbon Credit	143,612	377,203
Total	$5,658,741	$5,889,453

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			September 30, 2024	December 31, 2023
Computers & Servers	1 year	to	3 years	$170,044	$154,337
Vehicles	5 years	to	7 years	65,614	65,577
Office furniture and equipment	3 years	to	5 years	366,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	642,040	598,820
Total				1,244,022	1,185,057
Less: Accumulated Depreciation				(572,825)	(418,793)
Property, plant and equipment, net				$671,197	$766,264

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$48,963	$35,936	$151,847	$132,465
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10 – Intangible Assets
At both September 30, 2024 and December 31, 2023, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended September 30, 2024 and 2023. Amortization expense of intangible assets was $104,578 for each of the nine months ended September 30, 2024 and 2023. Accumulated amortization totaled $993,931 and $889,353 at September 30, 2024 and December 31, 2023, respectively.

The net amount of intangible assets of $1,097,625 at September 30, 2024, will be amortized over the weighted average remaining life of 8.1 years.
Total estimated future amortization expense is as follows:

2024 (remaining three months)	$34,859
2025	139,437
2026	137,770
2027	132,770
2028	132,770
Thereafter	520,019
$1,097,625

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Debt
The following is a summary of debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Term loan	$902,242	$—
Promissory Notes - August 16, 2024	847,446	—
Promissory Notes - August 27, 2024	504,375	—
Senior Convertible Notes - October 2024	250,000	—
Total outstanding principal balance	2,504,063	—
Less: unamortized debt issuance costs and discounts	(75,833)	—
Total debt	2,428,230	—
Less: current portion of long-term debt	2,328,230	—
Long-term debt, net of current portion	$100,000	$—
As of September 30, 2024, the total future maturities of the principal amounts of the debt obligations are as follows:

2024 (remaining three months)	$1,749,261
2025	617,302
2026	61,667
Thereafter	—
2,428,230
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	838,072	2.96%	153.90%

Principal and interest payments of $50,750 is due weekly on the Term Loan for thirty weeks effective August 9, 2024 to March 6, 2025, when the Term Loan is fully paid off. Total interest of $522,501 is expected to be paid over the thirty-week loan period.
Interest expense paid on the Term Loan for the three and nine months ended September 30, 2024 was $219,159. There was no interest expense on the Term Loan for the three and nine months ended September 30, 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of September 30, 2024, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
The SPV Promissory Notes have a term of three years and bear interest at a rate of 17.5% per annum. The SPV Promissory Notes further provide that upon certain events of default, the SPV Note Holders shall have the option to convert the outstanding amounts on such SPV Promissory Notes for an aggregate of 101 membership units in Deep Impact, allocated pro rata to such Holder’s share of the aggregate outstanding principal amount under the SPV Promissory Notes. Additionally, pursuant to the Deep Impact governance documents, the SPV Note Holders will be entitled to a share of the Deep Impact’s 25% of the operating cash flows in addition to the interest amounts payable under the SPV Promissory Notes.
Interest expense paid on the SPV Promissory Notes for the three and nine months ended September 30, 2024 was $6,946. There was no interest expense on the SPV Promissory Notes for the three and nine months ended September 30, 2023.
Promissory Notes - August 27, 2024
On August 27, 2024, the Company issued promissory notes with conversion option to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $500,000 (the "Nuvve Promissory Notes"). Each Nuvve Promissory Note was issued with an original Principal Amount of $250,000. The Principal Amount of each Nuvve Promissory Note includes an original issue discount of $12,500, or 5.0%. In exchange for the Nuvve Promissory Notes, each Holder paid a purchase price of $237,500 (the “Non-OID Principal Amount”) in cash to the Company, for aggregate gross proceeds to the Company of $475,000.
The Nuvve Promissory Notes accrue interest at a rate of 10.5% per annum, subject to an increase to 12.5% upon the occurrence of an event of default (as that term is defined in the Nuvve Promissory Notes), and have a maturity date of October 31, 2024 (the “Maturity Date”). Pursuant to the Nuvve Promissory Notes, all accrued and unpaid interest and principal amount are payable in cash on the Maturity Date. If the Company consummates a Change of Control (as such term is defined in the Nuvve Promissory Notes), the outstanding balance of the Nuvve Promissory Note plus any unpaid accrued interest will become immediately due and payable.

Upon the occurrence of an event of default, each Holder may at its option require all principal and unpaid accrued interest become immediately due and payable in full. Further, at any time after the occurrence of an event of default, each Holder may convert any outstanding principal and unpaid accrued interest under the Nuvve Promissory Notes into shares of the Company’s common stock, at a conversion price per share of $0.492. The issuance of the Nuvve Promissory Notes was and, upon any conversion of the Nuvve Promissory Notes, the issuances of any conversion shares of common stock issued thereunder will be, exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

The Nuvve Promissory Notes provides that, in the event currently outstanding security interests granted by the Company and its subsidiaries to certain lenders (the “Existing Security Interests”) are released at any time during which the Nuvve Promissory Notes are outstanding, the Company shall grant the Holders a security interest in substantially all of the Company’s assets. To the extent that the Existing Security Interests are not released prior to the Maturity Date or earlier termination of the Nuvve Promissory Notes, the Promissory Notes will remain unsecured.
Interest expense on the Nuvve Promissory Notes for the three and nine months ended September 30, 2024 was $16,875. There was no interest expense paid on the Nuvve Promissory Notes for the three and nine months ended September 30, 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Senior Convertible Notes - October 2024
In October 2024, the Company issued (i) senior convertible notes (the "October Notes") to certain accredited investors of the Company, pursuant to a securities purchase agreement, in exchange for an aggregate of $3,750,000.01 of a principal amount, and (ii) accompany warrants to purchase shares of Common Stock (the “October Warrants”). The principal amount of the October Notes included an original issue discount of $375,000, or 10.00%, with net cash proceed to the Company of $3,375,000.01, which was funded on October 31, 2024.
The Company's the Chief Executive Officer, Mr. Poilanse, participated as an investor and was issued an October Note in the principal amount of $250,000. The principal amount of the October Notes issued to Mr. Poilanse included an original issue discount of $25,000, or 10.00% with a net cash proceed to the Company of $225,000, which was funded on September 30, 2024.
The October Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of March 31, 2026. Pursuant to the October Notes, all accrued and unpaid interest and principal amount are payable in cash on the maturity date. The October Notes are payable in 15 equal payments with the first payment starting on the fourth month after issuance of the October Notes. The holders of the October Notes have the option to convert any outstanding principal and unpaid accrued interest under the October Notes into shares of the Company’s common stock, at a conversion price of $3.402 per share.
In conjunction with the October Notes, the Company issued to the investors warrants to purchase an aggregate of 1,102,295 shares of Common Stock, representing 100.00% of the shares (the “Warrant Shares”) of Common Stock that each October Note is convertible into as of the issuance of the October Notes, at an exercise price of $3.78 per share (the “Exercise Price”), which was the most recent closing price of the Common Stock prior to the closing as reported by the Nasdaq Stock Market LLC (“Nasdaq”).
The Warrants Shares are exercisable immediately and will expire five years after the date of issuance and may be exercised on a cashless basis in the event of a fundamental transaction involving the Company or if the resale of the shares of common stock underlying the Warrants Shares is not covered by an effective registration statement. The Exercise Price is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the Exercise Price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The foregoing descriptions of the October Notes and the Warrants are not complete and are qualified in their entirety by reference to the full text of such documents, which are filed as Exhibits 4.1, 4.2, 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.
Interest expense on the October Notes for the three and nine months ended September 30, 2024 was zero. There was no interest expense paid on the October Notes for the three and nine months ended September 30, 2023.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stockholders’ Equity (Deficit)

Reverse Stock Splits
The Reverse Stock Splits did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. Following the January 2024 Reverse Stock Split's effectiveness on January 19, 2024, all references in the condensed consolidated financial statements to number of shares of common stock issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1- for - 40 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Additionally, at the Company’s Annual Meeting of Stockholders held on September 9, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, and the Board approved a 1-for-10 reverse split ratio for the September 2024 Reverse Stock Split, which became effective September 17, 2024. Therefore, in addition to the January Reverse Stock Split, following the September 2024 Reverse Stock Split's effectiveness on September 17, 2024, all references in the condensed consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1- for - 10 September 2024 Reverse Stock Split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Authorized Shares
As of September 30, 2024, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
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

As noted above, on January 31, 2024, the Company entered into an Underwriting Agreement regarding the Offering which was comprised of the followings:

1. 303,500 shares of common stock;
2. 176,500 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock;
3. 480,000 Series A Warrants (“Series A Warrants”) to purchase shares of common stock, with an initial exercise price of $20.00 per share and a term of five years following the issuance date;
4. 480,000 Series B Warrants (“Series B Warrants”) to purchase shares of common stock with an exercise price of $20.00 per share and a term of nine months following the issuance date; and
5. 480,000 Series C Warrants (“Series C Warrants”) to purchase shares of common stock with an exercise price of $20.00 per share and a term of five years following the issuance date, subject to early expiration as described below.

Each share of common stock and Pre-Funded Warrant issued in the Offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of Common Stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $20.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $19.9990, and the exercise price of each Pre-Funded Warrant is $0.0010 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, Craig-Hallum was granted warrants to purchase up to 48,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $20.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 24,000 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering.

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
The Company issued to Stonepeak and Evolve the following ten year warrants to purchase common stock (allocated 90% to Stonepeak and 10% to Evolve):
•Series B warrants to purchase 5,000 shares of the Company’s common stock, at an exercise price of $4,000.00 per share, which are fully vested upon issuance,
•Series C warrants to purchase 2,500 shares of the Company’s common stock, at an exercise price of $6,000.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures,
•Series D warrants to purchase 2,500 shares of the Company’s common stock, at an exercise price of $8,000.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures,
•Series E warrants to purchase 2,500 shares of the Company’s common stock, at an exercise price of $12,000.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures, and
•Series F warrants to purchase 2,500 shares of the Company’s common stock, at an exercise price of $16,000.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures.

The warrants may be exercised at any time on or after the date that is 180 days after the applicable vesting date.
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo, and the warrants issued to Stonepeak and Evolve were cancelled. See the warrants summary table below.
Securities Purchase Agreement
On May 17, 2021, in connection with the signing of the Letter Agreement, the Company entered into a Securities Purchase Agreement with Stonepeak and Evolve which provide them from time to time between November 13, 2021 and November 17, 2028, in their sole discretion, to purchase up to an aggregate of $250 million in shares of the Company’s common stock at a purchase price of $20,000.00 per share (allocated 90% to Stonepeak and 10% to Evolve). See below for details. The grant-date fair value of the Securities Purchase Agreement to purchase shares of the Company’s common stock was $12.6 million, and is recorded in the condensed consolidated balance sheets as equity in additional-paid-in capital as it is indexed to the Company’s common stock and meets the conditions for equity classification.
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
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo, and the SPA issued to Stonepeak and Evolve were cancelled.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warrants - Public and Private
In connection with its initial public offering on February 19, 2020, Newborn sold 14,375 units, which included one warrant to purchase Newborn’s common stock (the “Public Warrants”). Also, on February 19, 2020, NeoGenesis Holding Co., Ltd., Newborn’s sponsor (“the Sponsor”), purchased an aggregate of 681 private units, each of which included one warrant (the “Private Warrants”), which have the same terms as the Public Warrants. Upon completion of the merger between Nuvve and Newborn, the Public Warrants and Private Warrants were automatically converted to warrants to purchase Common Stock of the Company.
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 3,563 of Newborn’s common stock, at a purchase price of $4,000.00 per share, for an aggregate purchase price of $14,250,000 (the "PIPE"). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $4,600.00 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of September 30, 2024 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
In July 2024, the Company granted 60,000 shares of Private Pre-funded Warrants to an investor of the Company as compensation for certain services rendered. The Private Pre-funded Warrants are reflected as a liability in the condensed consolidated balance sheet as of September 30, 2024 and the change in the fair value of the Private Pre-funded Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Pre-funded Warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2024:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	7,188	—	—	7,188	$4,600.00	March 19, 2026
Private Warrants - February 2020	341	—	—	341	$4,600.00	March 19, 2026
Private Pre-Funded Warrants - July 2024	60,000	30,000	—	30,000	$0.0010	Until Exercised in Full
PIPE Warrants	3,384	—	—	3,384	$4,600.00	March 19, 2026
Stonepeak/Evolve Warrants - series B	5,000	—	5,000	—	$4,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	2,500	—	2,500	—	$6,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	2,500	—	2,500	—	$8,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	2,500	—	2,500	—	$12,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	2,500	—	2,500	—	$16,000.00	May 17, 2031
2022 July Institutional/Accredited Investor Warrants	10,000	—	—	10,000	$1,500.00	January 29, 2028
Underwriter Warrants - February 2024 offering	48,000	—	—	48,000	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Pre-Funded Warrants	57,500	57,500	—	—	$0.0010	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	—	480,000	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series B	480,000	30,000	—	450,000	$20.00	November 2, 2024
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	—	480,000	$20.00	February 2, 2029
	1,641,413	117,500	15,000	1,508,913
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $40,000, a unit purchase option ("UPO") to purchase up to a total of 791 units at $4,600.00 per unit (or an aggregate exercise price of $3,636,875) commencing

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $4,600.00 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.

Note 13 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 10,000 shares. As of September 30, 2024, there is an aggregate of 18,250 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 16,212 shares of common stock remained available for future issuance under the 2020 Plan as of November 5, 2024. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	$598,588	$663,369	$1,638,820	$2,014,240
Restricted stock	2,487	423,928	290,443	1,409,735
Stock options - modified options	—	9,721	169	33,971
Profit interest units	—	31,226	62,452	(260,475)
Total	$601,075	$1,128,244	$1,991,884	$3,197,471
The following is a summary of the stock option activity under the 2010 Plan for the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	1,916	1,033.50	3.53	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - September 30, 2024	1,916	1,034.00	2.79	—
Options Exercisable at September 30, 2024	1,916	1,033.60	2.79	—
Options Vested at September 30, 2024	1,916	1,033.60	2.79	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	5,789	3,386.70	7.91	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(409)	1,238.90	—	—
Expired/Cancelled	(462)	1,095.40	—	—
Outstanding - September 30, 2024	4,919	3,775.99	6.93	—
Options Exercisable at September 30, 2024	3,257	4,979.61	6.57	—
Options Vested at September 30, 2024	3,257	4,979.61	6.57	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was zero.
During the year ended December 31, 2021, 41,000 options were modified to lower the exercise price by $24.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and nine months ended September 30, 2024, was zero and $169, respectively. The amount of additional compensation expense for the three and nine months ended September 30, 2023, was $16,791 and $55,307, respectively.
Other Information:

	Nine Months Ended September 30,
	2024	2023
Amount received from option exercised	$—	$—

	September 30, 2024		Weighted average remaining recognition period
Total unrecognized options compensation costs	$1,177,720		0.58
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2023, and changes during the nine months ended September 30, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	1,031	980.30
Granted	—	—
Vested/Release	(737)	2,611.40
Cancelled/Forfeited	(293)	2,801.30
Nonvested and Outstanding at September 30, 2024	—	—
As of September 30, 2024, there was zero of total unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Income Taxes

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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2024, there was no material change from the year ended December 31, 2023 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to Nuvve Holding Corp. common stockholders	$(1,649,843)	$(8,575,188)	$(12,327,595)	$(24,697,046)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	666,894	804,775	567,486	704,310
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(2.47)	$(10.66)	$(21.72)	$(35.07)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options issued and outstanding	6,834	6,425	6,834	6,392
Nonvested restricted stock issued and outstanding	0	1,280	0	2,380
Public warrants	7,188	7,188	7,188	7,188
Private warrants - February 2020	341	341	341	341
Private pre-funded warrants - July 2024	30,000	—	30,000	—
PIPE warrants	3,384	3,384	3,384	3,384
Stonepeak and Evolve warrants	0	15,000	0	15,000
Stonepeak and Evolve options	0	12,500	0	12,500
2022 July Institutional/Accredited Investor Warrants	10,000	10,000	10,000	10,000
Underwriter Warrant - February 2024 offering	48,000	—	48,000	—
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	480,000	—
2024 February Institutional/Accredited Investor Warrants - series B	450,000	—	450,000	—
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	480,000	—
Total	1,515,747	56,118	1,515,747	57,184

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
During the three and nine months ended September 30, 2024 the Company recognized revenue of zero and $139,176, respectively, from an entity that is an investor in the Company. During the three and nine months ended September 30, 2023, the Company recognized revenue of $63,407 and $129,077, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at September 30, 2024 and December 31, 2023 from the same entity that is an investor in the Company.
As described in Note 11, on August 27, 2024, the Company issued Promissory Notes with a conversion option to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, in exchange for an aggregate principal amount of $500,000. Each Promissory Note was issued with an original principal amount of $250,000.
As described in Note 11, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of September 30, 2024, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
As described in Note 11, on October 1, 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2024	December 31, 2023

Operating lease assets	Right-of-use operating lease assets	$4,624,783	4,839,526
Finance lease assets	Property, plant and equipment, net	8,636	13,154
Total lease assets		$4,633,420	$4,852,680

Operating lease liabilities - current	Operating lease liabilities - current	$971,631	856,250
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,391,413	4,646,383
Finance lease liabilities - current	Other liabilities - current	7,279	7,391
Finance lease liabilities - noncurrent	Other long-term liabilities	3,158	7,764
Total lease liabilities		$5,373,481	$5,517,788

The components of lease expense are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2024	2023	2024	2023

Operating lease expense	Selling, general and administrative	$232,255	$228,633	$689,503	$685,900
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,370	1,414	3,917	4,242
Interest on finance lease liabilities	Interest (expense) income, net	314	424	992	1,373
Total lease expense		$233,938	$230,471	$694,412	$691,515

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2024	September 30, 2024
2024	$304,059	$1,820
2025	951,350	7,279
2026	981,717	1,820
2027	987,955	—
2028	937,727	—
Thereafter	2,860,827	—
Total lease payments	7,023,635	10,919
Less: interest	(1,660,592)	(481)
Total lease obligations	$5,363,043	$10,438

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease terms (in years):
Operating lease	7.0	7.8
Finance lease	1.5	2.5

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$223,892	$355,133
Operating cash flows - finance leases	$5,459	$8,507
Financing cash flows - finance leases	$7,816	$5,375

Leased assets obtained in exchange for new finance lease liabilities	$8,636	$14,001
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2024	2023	2024	2023

Sublease lease income	Other, net	$86,675	$134,402	$300,054	$366,087
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $104,186 and $112,255 at September 30, 2024 and December 31, 2023, respectively.
Lease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Lease income	Products and services	$1,138	$—	$3,415	$24,027
Interest income	Products and services	4,823	3,797	13,802	10,228
Total lease income		$5,961	$3,797	$17,217	$34,255

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 – Commitments and Contingencies
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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2024 and 2023, $104,714 and $300,000, respectively, were paid under the research agreement. In September 2023, the agreement was renewed through December 2024. At September 30, 2024, $258,356 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2024 and December 31, 2023, no royalty expenses had been incurred under this agreement.
The licensing agreement was replaced in November 2017, when the Company executed an agreement ("IP Acquisition Agreement") with the University of Delaware ("Seller") whereby all rights, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen year expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least six consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2024, no royalty expenses had been incurred under this agreement.
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

Note 19 - Non-Controlling Interest

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

The Series B Preferred Stock (a) pays a dividend, when, as and if declared by Levo's Board of Directors, of 8.0% per annum of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, and dividends are paid in cash. Levo accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At September 30, 2024, Levo had accumulated unpaid accrued preferred dividends of zero , included in accrued liabilities, on 3,138 issued and outstanding shares of Series B Preferred Stock. Series B Preferred Stock is not a participating or convertible securities. Series B Preferred Stock is not currently redeemable but it could be redeemable with the passage of time at the election of Levo or the preferred shareholders or upon the occurrence of a trigger event as defined in the preferred stock agreement. Since the redeemable preferred stock may be redeemed by the preferred shareholders or upon the occurrence of a trigger event that is not solely within the control of Levo, but is not mandatorily redeemable; therefore, based on its characteristics, Levo has classified the Series B Preferred Stock as mezzanine equity.

At September 30, 2024, Series B Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Initial Carrying Value	Cumulative Unpaid Accrued Preferred Dividends	Liquidation Preference
1,000,000	3,138	$1,000	$3,138,000	$—	$—

The Company has determined that the redemption features embedded in the non-controlling redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. See Note 5 for detail disclosure of the derivative liability.

The redeemable preferred stock has been initially recognized at fair value of $3,138,000, the proceeds on the date of issuance. This amount has been further reduced by $497,606, the fair value of the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $2,640,394. Levo is accreting the difference between the adjusted carrying initial value and the redemption price value over the seven-year period from date of issuance of August 4, 2021 through July 4, 2028 (the date at which the preferred shareholders have the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings of Levo. During the nine months ended September 30, 2024, Levo accreted $0 resulting in the carrying value of the redeemable preferred stock of zero .
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the redeemable preferred stock, including the accumulated unpaid accrued preferred dividends, were cancelled. See the tables below.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at September 30, 2024:

	September 30, 2024	December 31, 2023
Beginning Balance	$(4,894,101)	(3,950,186)
Net income (loss) attributable to non-controlling interests	(24,567)	(12,456)
Less: dividends paid to non-controlling interests	151,508	285,595
Less: Preferred share accretion adjustment	322,932	645,864
Cancellation of non-controlling interests	5,393,108	—
Non-controlling interests	$—	$(4,894,101)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	September 30, 2024	December 31, 2023
Beginning balance	$4,193,629	$3,547,765
Preferred share Accretion adjustment	322,932	645,864
Cancellation of non-controlling interests	$(4,516,561)	—
Ending balance	$—	$4,193,629

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

During the three and nine months ended September 30, 2024, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of zero and $62,452, respectively. During the three and nine months ended September 30, 2023, the Company recorded compensation expenses, included in selling, general, and administrative, under the Profits Interests of $31,226 and $95,908, respectively.
The Company uses the Monte Carlo Simulation model to estimate the fair value of Class D Incentive Units. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Monte Carlo Simulation model to calculate the fair value of Class D Incentive Units outstanding as of September 30, 2024.

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
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the Class D Incentive Units were cancelled. See the tables below.

A summary of the status of the Company’s Class D Incentive Units as of December 31, 2023, and changes during the nine months ended September 30, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	50,000	12.49
Granted	—	—
Vested	—	—
Cancelled	50,000	12.49
Nonvested and Outstanding at September 30, 2024	—	—

As of September 30, 2024, there was zero of total unrecognized compensation cost related to nonvested Class D Incentive Units. The Company expects to recognize this compensation cost over a remaining weighted-average period of approximately 0.00 years.

Note 20 - Subsequent Events
On October 31, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited institutional and individual investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors (i) up to an aggregate of $3,750,000.01 principal amount (the “Principal Amount”) senior convertible promissory notes, carrying a 10.00% original issue discount (each, a “Note” and, collectively, the “Notes”), convertible into shares of the Company’s common stock, and (ii) accompanying warrants (the “Warrants) to purchase shares of common stock (the “Private Placement”). On October 31, 2024, the Company closed the Private Placement and issued the Notes and the Warrants. The Company’s Chief Executive Officer, Gregory Poilasne, participated as an Investor in the Private Placement, purchasing an aggregate of $250,000 in principal amount of Notes and accompanying Warrants.
Please see Note 11 for a summary description of the key items of the Notes and Warrants agreements.
The foregoing descriptions of the Notes and the Warrants are not complete and are qualified in their entirety by reference to the full text of such documents, which are filed as Exhibits 4.1, 4.2, 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

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

Levo
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
Stonepeak and Evolve conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024 (the “Closing Date” or “Closing”), we, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement (the “Sale Agreement”), pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price.

As a result of the Closing, we became the 100% owner of Levo. The Sale Agreement contains customary representations, warranties, and covenants.

Deep Impact

On August 16, 2024, we formed Deep Impact 1 LLC, a Delaware limited liability company (“Deep Impact”), with Nuvve CPO Inc., our wholly owned subsidiary (“Nuvve CPO”), and WISE EV-LLC (“WISE”). We hold a 51% equity interest by way of Nuvve CPO, and WISE holds a 49% equity interest. Deep Impact is an entity formed for the principal purpose of operation, installation, maintenance of electric vehicle chargers and other related activities and services created as a business venture between us, Nuvve CPO and WISE. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of our customers charging station networks.

In connection with Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively, to Deep Impact, and to provide certain services pursuant to separate services agreements with Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest.

We have determined that Deep Impact is a VIE in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE.

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
Our estimated backlog on September 30, 2024, was $17.5 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2024 through 2026.

Results of Operations
Three and Nine Months Ended September 30, 2024 Compared with Three and Nine Months Ended September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenue
Products	$543,834	$1,772,532	$(1,228,698)	(69)%	$1,389,495	$4,748,141	$(3,358,646)	(71)%
Services	$1,265,499	$866,477	$399,022	46%	$1,786,937	$1,720,262	$66,675	4%
Grants	108,885	73,563	35,322	48%	323,722	219,082	104,640	48%
Total revenue	1,918,218	2,712,572	(794,354)	(29)%	3,500,154	6,687,485	(3,187,331)	(48)%
Operating expenses
Cost of product	409,390	2,314,854	(1,905,464)	(82)%	1,002,964	5,037,756	(4,034,792)	(80)%
Cost of service	508,697	86,371	422,326	489%	1,027,282	775,489	251,793	32%
Selling, general and administrative expenses	2,126,681	6,481,759	(4,355,078)	(67)%	12,544,563	18,751,119	(6,206,556)	(33)%
Research and development expense	710,291	2,292,908	(1,582,617)	(69)%	3,773,435	6,780,211	(3,006,776)	(44)%
Total operating expenses	3,755,059	11,175,892	(7,420,833)	(66)%	18,348,244	31,344,575	(12,996,331)	(41)%
Operating loss	(1,836,841)	(8,463,320)	6,626,479	(78)%	(14,848,090)	(24,657,090)	9,809,000	(40)%
Other income (expense)
Interest (expense) income, net	(242,468)	16,213	(258,681)	(1,596)%	(222,720)	105,194	(327,914)	(312)%
Change in fair value of warrants liability	329,990	214,573	115,417	NM	2,642,424	144,609	2,497,815	NM
Change in fair value of derivative liability	—	67,366	(67,366)	100%	(3,626)	73,585	(77,211)	105%
Other, net	99,476	(168,177)	267,653	(159)%	104,417	356,155	(251,738)	(71)%
Total other income, net	186,998	129,975	57,023	44%	2,520,495	679,543	1,840,952	271%
Loss before taxes	(1,649,843)	(8,333,345)	6,683,502	(80)%	(12,327,595)	(23,977,547)	11,649,952	(49)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(1,649,843)	$(8,333,345)	$6,683,502	(80)%	$(12,327,595)	$(23,977,547)	$11,649,952	(49)%
Less: Net (loss) income attributable to non-controlling interests	—	8,285	(8,285)	(100)%	—	23,039	(23,039)	(100)%
Net loss attributable to Nuvve Holding Corp.	$(1,649,843)	$(8,341,630)	$6,691,787	(80)%	$(12,327,595)	$(24,000,586)	$11,672,991	(49)%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.92 million for the three months ended September 30, 2024, compared to $2.71 million for the three months ended September 30, 2023, a decrease of $0.79 million, or 29.3%. The decrease was primarily attributable to a $1.23 million decrease in products revenue due to lower customers sales orders and shipments, partially offset by $0.4 million, increase in services revenue, and an increase in grants of $0.04 million. Products and services revenue for the three months ended September 30, 2024, consisted of DC and AC Chargers of $0.54 million, grid services revenue of $0.15 million, and engineering services of $1.11 million driven by management fees earned for a certain V2G project management.

Total revenue was $3.5 million for the nine months ended September 30, 2024, compared to $6.7 million for the nine months ended September 30, 2023, a decrease of $3.2 million, or 47.7%. The decrease was primarily attributable to a $3.4 million decrease in products revenue due to lower customers sales orders and shipments, partially offset by $0.1 million increase in services revenue and an increase in grants of $0.1 million. Products and services revenue for the nine months ended September 30, 2024, consisted of sales of DC and AC Chargers of $1.4 million, grid services revenue of $0.3 million, and engineering services of $1.5 million driven by management fees earned for a certain V2G project management.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended September 30, 2024, decreased by $1.5 million to $0.9 million, or 61.8% compared to $2.4 million for the three months ended September 30, 2023 due to lower customers sales orders and shipments. Products and services margin increased by 40.2% to 49.3% for the three months ended September 30, 2024, compared to 9.0% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the current quarter compared with the third quarter of 2023.
Cost of products and services revenue for the nine months ended September 30, 2024, decreased by $3.8 million to $2.0 million, compared to $5.8 million for the nine months ended September 30, 2023 due to lower customers sales orders and shipments. Products and services margin increased by 26.0% to 36.1% for the nine months ended September 30, 2024, compared to 10.1% in the same prior year period. Margin was mostly impacted by a lower mix of hardware charging stations sales, and a higher mix of engineering services in the nine months ended September 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 2024, as compared to $6.5 million for the three months ended September 30, 2023, a decrease of $4.4 million, or 67.2%.
The decrease during the three months ended September 30, 2024 was primarily attributable to decreases in compensation expenses of $3.9 million, including share-based compensation, decreases in legal fees expenses of $0.6 million, and decreases in bad debt expenses of $0.1 million, partially offset by increases in software subscriptions expenses of $0.2 million.
Selling, general and administrative expenses were $12.5 million for the nine months ended September 30, 2024, as compared to $18.8 million for the nine months ended September 30, 2023, a decrease of $6.2 million, or 33.1%.
The decrease during the nine months ended September 30, 2024 was primarily attributable to decreases in compensation expenses of $4.2 million, including share-based compensation, decreases in travel and marketing/promotions related expenses of $0.8 million, decreases in legal fees expenses of $0.5 million, decreases in public company related costs of $0.5 million, and decreases in bad debt expenses of $0.2 million.
Research and Development Expenses
Research and development expenses decreased by $1.6 million, or 69.0%, from $2.3 million for the three months ended September 30, 2023 to $0.7 million for the three months ended September 30, 2024. Research and development expenses decreased by $3.0 million, or 44.3%, from $6.8 million for the nine months ended September 30, 2023 to $3.8 million for the nine months ended September 30, 2024. The decrease during the three and nine months ended September 30, 2024 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.

Other Income, net
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $0.06 million from $0.13 million of other income for the three months ended September 30, 2023, to $0.19 million in other income for the three months ended September 30, 2024. The increase during the three months ended September 30, 2024 was primarily attributable to the change in fair value of the warrants liability, sublease income related to the subleasing of part of our main office space (See Note 17) and interest expense on debt obligations.
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $1.84 million from $0.68 million of other income for the nine months ended September 30, 2023, to $2.52 million in other income for the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2024 was primarily attributable to the change in fair value of the warrants liability, sublease income related to the subleasing of part of our main office space (See Note 17) and interest expense on debt obligations.
Income Taxes
In each of the three and nine months ended September 30, 2024 and 2023, we recorded no material income tax expenses. The income tax expenses during each of the three and nine months ended September 30, 2024 and 2023 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss decreased by $6.7 million, or 80.2%, from $8.3 million for the three months ended September 30, 2023, to $1.6 million for the three months ended September 30, 2024. The decrease in net loss was primarily due to an increase in other income of $0.1 million, and a decrease in operating expenses of $7.4 million, which includes a decrease in cost of product and services of $1.5 million, and a decrease in revenue of $0.8 million, for the above aforementioned reasons.
Net loss decreased by $11.6 million, or 48.6%, from $24.0 million for the nine months ended September 30, 2023, to $12.3 million for the nine months ended September 30, 2024. The decrease in net loss was primarily due to an increase in other income of $1.8 million, and a decrease in operating expenses of $13.0 million, which includes a decrease in cost of product and services of $3.8 million, and a decrease in revenue of $3.2 million, for the above aforementioned reasons.
Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was zero for the three months ended September 30, 2024 compared to net income attributable to non-controlling interest of $0.01 million for the three months ended September 30, 2023. Net loss attributable to non-controlling interest was $0.00 million for the nine months ended September 30, 2024 compared to net income attributable to non-controlling interest of $0.02 million for the nine months ended September 30, 2023.
Net income (loss) was allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Levo, an entity formed by us with Stonepeak and Evolve. We owned 51% of Levo's common units and Stonepeak and Evolve owned 49% of Levo's common units. We had determined that Levo was a variable interest entity (“VIE”) in which we were the primary beneficiary. Accordingly, we had consolidated Levo and recorded a non-controlling interest for the share of Levo owned by Stonepeak and Evolve during the three and nine months ended September 30, 2024.
Stonepeak and Evolve conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024, we, Stonepeak, and Evolve entered into Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price. As a result of the Closing, we became the 100% owner of Levo.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $14.8 million as of the nine months ended September 30, 2024, and $32.1 million and $36.9 million for the years ended December 31, 2023, and 2022, respectively. Our cash used in operations were $12.2 million as of the nine months ended September 30, 2024, and $21.3 million and $34.1 million for the years ended December 31, 2023, and 2022, respectively. As of September 30, 2024, we had a cash balance, working capital, and total equity of $0.3 million, $1.3 million and $3.0 million, respectively.
We have incurred net losses and negative cash flows from operations since our inception. We have funded our business operations primarily with the issuance of equity, debt obligations and cash from operations. We plan to fund current operations through debt obligations, increased revenues and raising additional capital. Please see below for details. However, there can be no assurance we will be successful in raising necessary funds in the future, on acceptable terms or at all.
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

As noted above, on January 31, 2024, we entered into an Underwriting Agreement regarding the Offering which was comprised of the followings:

1. 303,500 shares of common stock;
2. 176,500 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock;
3. 480,000 Series A Warrants (“Series A Warrants”) to purchase shares of common stock, with an initial exercise price of $20.00 per share and a term of five years following the issuance date;
4. 480,000 Series B Warrants (“Series B Warrants”) to purchase shares of common stock with an exercise price of $20.00 per share and a term of nine months following the issuance date; and
5. 480,000 Series C Warrants (“Series C Warrants”) to purchase shares of common stock with an exercise price of $20.00 per share and a term of five years following the issuance date, subject to early expiration as described below.

Each share of common stock and Pre-Funded Warrant issued in the offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of Common Stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $20.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $19.9990, and the exercise price of each Pre-Funded warrant is $0.0010 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, Craig-Hallum was granted warrants to purchase up to 48,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $20.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 24,000 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering.
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	838,072	2.96%	153.90%

Principal and interest payments of $50,750 is due weekly on the Term Loan for thirty weeks effective August 9, 2024 to March 6, 2025, when the Term Loan is fully paid off. Total interest of $522,501 is expected to be paid over the thirty-week loan period.
Interest expense paid on the Term Loan for the three and nine months ended September 30, 2024 was $219,159. There was no interest expense on the Term Loan for the three and nine months ended September 30, 2023.

Below is the summary of debt obligations as of September 30, 2024 and December 31, 2023. Please see Note 11 for detail descriptions:

	September 30, 2024	December 31, 2023
Term loan	$902,242	$—
Promissory Notes - August 16, 2024	847,446	—
Promissory Notes - August 27, 2024	504,375	—
Senior Convertible Notes - October 2024	250,000	—
Total outstanding principal balance	2,504,063	—
Less: unamortized debt issuance costs and discounts	(75,833)	—
Total debt	2,428,230	—
Less: current portion of long-term debt	2,328,230	—
Long-term debt, net of current portion	$100,000	$—

Senior Convertible Notes and Warrants
On October 31, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited institutional and individual investors (the “Investors”), pursuant to which we agreed to issue to the Investors (i) up to an aggregate of $3,750,000.01 principal amount (the “Principal Amount”) senior convertible promissory notes, carrying a 10.00% original issue discount (each, a “Note” and, collectively, the “Notes”), convertible into shares of our common stock, and (ii) accompanying warrants (the “Warrants) to purchase shares of common stock (the “Private Placement”). On October 31, 2024, we closed on the Private Placement and issued the Notes and the Warrants. Our Chief Executive Officer, Gregory Poilasne, participated as an Investor in the Private Placement, purchasing an aggregate of $250,000 in principal amount of Notes and accompanying Warrants.
Please see Note 11 for a summary description of the key items of the Notes and Warrants agreements.
The foregoing descriptions of the Notes and the Warrants are not complete and are qualified in their entirety by reference to the full text of such documents, which are filed as Exhibits 4.1, 4.2, 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.
Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and Transportation as a service ("TaaS"). Levo utilized our proprietary V2G technology, and the conditional capital contribution commitments from Stonepeak and Evolve of $750 million, subject to project approval process as outlined under the terms of the definitive agreements, to fund acquisition of electric fleets, and construction of EV infrastructure. Stonepeak and Evolve had the option to increase their conditional capital contribution commitments to $1.0 billion when Levo had entered into contracts with third parties for $500 million in aggregate capital expenditures. See Note 11, in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K for a detailed discussion of the Company’s Stonepeak and Evolve Warrants related Securities Purchase Agreement (as defined in the Company's 2023 Form 10-K).
Stonepeak and Evolve conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024, we, Stonepeak, and Evolve entered into the Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price. As a result, we became the 100% owner of Levo.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,242,822)	$(6,200,232)
Investing activities	(54,630)	1,125,278
Financing activities	11,085,523	3,226,403
Effect of exchange rate on cash and restricted cash	2,514	(40,699)
Net decrease in cash and restricted cash	$(1,209,415)	$(1,889,250)
Net cash used in operating activities during the nine months ended September 30, 2024 was $12.2 million as compared to net cash used of $6.2 million in the nine months ended September 30, 2023. The $6.0 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the nine months ended September 30, 2024 as compared to the same prior period. Working capital during the nine months ended September 30, 2024 was impacted by, among other items, lower net loss of $12.3 million, resulting from decrease in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the nine months ended September 30, 2024, cash used for investing activities was $0.05 million as compared to net cash provided by investing activities of $1.1 million during the nine months ended September 30, 2023. Net cash provided by investing activities during the nine months ended September 30, 2023 were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided for financing activities for the nine months ended September 30, 2024 was $11.1 million, of which $8.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $0.2 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $2.6 million, and repayment debt obligations of $0.2 million. Net cash provided for financing activities for the nine months ended September 30, 2023 was $3.2 million, of which $2.3 million was the proceeds from direct offering, partially offset by issuance cost, and $0.9 million was provided in connection with the proceeds from the at-the-market common stock offering.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements of Nuvve included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2024.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We received notice from Nasdaq that our stockholders’ equity is below $2,500,000. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition, negatively impact the price of our common stock and could make it more difficult for holders of our common stock to sell their shares. We are not in compliance with the Nasdaq Capital Market the minimum stockholders’ equity requirement and our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On May 22, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). In each of the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024, the Company reported stockholders’ equity of less than $2,500,000. On July 5, 2024, we provided Nasdaq a plan regarding how we expect to regain compliance with the Stockholders’ Equity Rule. Following discussions with Nasdaq, we submitted additional information relating to our plan to regain compliance on August 23, 2024. Nasdaq subsequently granted us an extension to November 18, 2024 to evidence compliance with the rule. There may be no assurances that our plan of compliance will be successful or that we will be able to regain compliance with the Stockholders’ Equity Rule. If we fail to regain compliance with the Stockholders’ Equity Rule we may be subject to the delisting of our common stock from the Nasdaq Capital Market.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2024, the Company granted pre-funded warrants (the “Consulting Warrant”) to purchase an aggregate of 60,000 shares of Common Stock to a consultant of the Company as compensation for certain consulting services rendered. The Consulting Warrant is exercisable, in part or in full, for shares of Common Stock of the Company at an exercise price of $0.001 per share. On September 26, 2024, the Company issued 30,000 shares of Common Stock upon the partial exercise of the Consulting Warrant.

The issuance of the securities described herein were made pursuant to the exemption from the registration provided by Section 4(a)(2) of Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Other than the foregoing, there were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	9/17/2024
3.4	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Form of Convertible Note	8-K	4.1	11/01/2024
4.2	Form of Warrant	8-K	4.2	11/01/2024
10.1	Form of Securities Purchase Agreement	8-K	10.1	11/01/2024
10.2	Form of Registration Rights Agreement	8-K	10.2	11/01/2024
10.3	Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.2	8/14/2024
10.4	Form of Convertible Promissory Note dated August 16, 2024	*
10.5
Contribution and Unit Purchase Agreement entered as of August 16, 2024, by and among Nuvve CPO Inc., a Delaware corporation and wholly-owned subsidiary of Nuvve Holding Corp., a Delaware corporation, and WISE-EV LLC, or its designee, and Deep Impact 1 LLC, a Delaware limited liability company.
		*
10.6	Form of Convertible Promissory Note dated August 27, 2024	8-K	10.1	8/29/2024
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 12, 2024

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)