Form 10-K
period 2024-12-31
Nuvve Holding Corp.
filed 2025-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-40296

NUVVE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			86-1617000
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2488 Historic Decatur Road, Suite 230	San Diego,	California	92106
(Address of principal executive offices)			(Zip Code)

	(619)	456-5161
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date of $23.80 on the Nasdaq Stock Market, was approximately $16,607,430.
As of March 21, 2025, 3,068,049 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024
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

Unless the context indicates otherwise, all shares of our common stock are presented after giving effect to the 1:40 reverse stock split of the outstanding common stock, which became effective as of 5:00 p.m. Eastern Time on January 19, 2024, and the additional 1:10 reverse stock split of the outstanding common stock, which became effective as of 5:00 p.m. Eastern Time on September 16, 2024. Please See Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the reverse stock split.
ii

Part I
Item 1.    Business
Unless the context otherwise requires, references in this section to “we,” “us” and “our” and to “Nuvve” and the “Company” are to Nuvve Holding Corp. and its subsidiaries.
We are a grid modernization company that has developed a proprietary vehicle-to-grid ("V2G") technology, including our Grid Integrated Vehicle (“GIVe”) cloud-based software platform, that enables us to link multiple electric vehicle (“EV”) batteries, as well as stationary batteries, into a virtual power plant to provide bi-directional energy to the electrical grid in a qualified and secure manner.

Combining our innovative V2G technology and an ecosystem of electrification partners, we dynamically manage power among EV batteries, stationary batteries, Distributed Energy Resource ("DER") and the grid to deliver new value to EV owners, accelerate the adoption of EVs, provide an alternative solution to for grid modernization, and support the world’s transition to clean energy. With products designed to transform EVs into mobile energy storage assets and networking EV and stationary battery capacity to support shifting energy needs, we are working toward making the grid more resilient, enhancing sustainable transportation, and supporting energy equity in an electrified world. Since our founding in 2010, we have successfully deployed V2G projects on five continents and we offer electrification solutions for fleets of all types.

Overview of Our Technology

Our platform dynamically manages power to and from EVs, batteries, and the grid at scale. Our intelligent vehicle-to-grid technology allows EV owners to efficiently and timely meet the energy demands of individual vehicles and entire fleets. With our V2G technology, the grid becomes more resilient through the benefits of greater networked battery capacity.

Our GIVe software platform enables us to aggregate multiple EV batteries and stationary batteries into a virtual power plant (“VPP”) to provide bidirectional services to the electrical grid in a qualified and secure manner. VPPs can generate revenue by selling excess power to utility companies, utilizing the stored power to perform grid services, or reduce building energy peak consumption. With our technology, we are capable of providing many levels of vehicle-grid integration (“VGI”), distributed energy storage, and V2G services such as time of use optimization (“TOU”), demand response, demand charge management and wholesale energy market participation, thereby providing revenues from grid services as well as utility bill savings behind the meter.

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
V2G
Interconnected energy storage that can respond to fast grid signals and participate in the energy market

Our longest running commercial operation is in Denmark, where we have provided V2G services for more than eight years with daily bidding on energy markets. Specifically, this operation aggregates a coalition of EV batteries to provide a primary frequency containment reserve (“FCR”) service to the local transmission system operator. The frequency of the current transmitted on an electrical grid is affected by the demand placed on the grid. By acting as a reserve to store or release energy into the grid in order to offset variations in demand, the FCR service provided by our GIVe platform assists the local system operator in the critical task of frequency regulation.

THE BIRTHPLACE OF COMMERCIAL V2G

Denmark

- 7+ years of continuous V2G operations in Denmark
- Total of 45 light-duty vehicles located around the country
- Commercial fleets, municipalities, and utilities
- Grid services: frequency regulation
- Supporting Danish offshore wind renewable integration to the grid

Over the seven-plus years of this deployment, we have accumulated many hours of valuable learning on fleet operation and energy market behavior. This Denmark-based fleet is driven primarily during the day and is parked at night and on weekends, allowing it on average about 17 hours of available market participation per day. While FCR values in Denmark fluctuate year over year, we have been able to generate approximately US$2,800 per car per year in market revenue on average.

Average Revenue Per EV

- Average of $2,800 in revenue earned per EV per year
- Variation affected by daily energy market prices and vehicles being aggregated

Year	Revenues per bid EV
2018	$3,113 USD
2019	$2,316 USD
2020	$1,263 USD
2021	$3,489 USD
2022	$5,455 USD
2023	$3,024 USD
2024	$1,150 USD

Monthly electricity exchanges - Nuvve Denmark
30
20
10
-
(10)
(20)
(30)
(40)
(50)
Monthly electricity (MWh)
2016-09
2016-11
2017-01
2017-03
2017-05
2017-07
2017-09
2017-11
2018-01
2018-03
2018-05
2018-07
2018-09
2018-11
2019-01
2019-03
2019-05
2019-07
2019-09
2019-11
2020-01
2020-03
2020-05
2020-07
2020-09
2020-11
2021-01
2021-03
2021-05
2021-07
2021-09
2021-11
2022-01
2022-03
2022-05
2022-07
2022-09
2022-11
2023-01
2023-03
2023-05
2023-07
2023-09
2023-11
2023-12
2024-02
2024-04
2024-06
2024-08
2024-10
2024-12
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
Our GIVe platform also provides electric vehicle charging load management services allowing customers to reduce energy consumption during peak demand periods, simultaneously reducing the burden on the grid while optimizing EV charging. We can perform charge management services at the individual vehicle level and across an entire fleet of EVs. The GIVE platform constantly communicates with the electricity infrastructure, charge points, batteries and charging EVs, creating a balanced and optimized eco system.

NUVVE PLATFORM: HOW IT WORKS

Forecast

- **Vehicle-based**
  - Availability
  - Power capacity
  - Historical usage

Bid

- **Market-based**
  - Historical trends
  - Projected value
  - Volatility

Astrea AI Platform

Dispatch

- Compatible w/ all standards
- Control infrastructure directly or via APIs

NUVVE

Nuvve GIVe aggregator

Report

- Performance and financial results to stakeholders (utilities, fleet owners, drivers)

Nuvve's platform simultaneously meets the needs of drivers, batteries, and the grid on a second-by-second basis

1

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

Market Opportunity and Our Solution

The EV industry has grown rapidly since we were founded in 2010. According to the Bloomberg New Energy Finance (BNEF) Electric Vehicle Outlook 2024, an estimated 720 million EVs will be on the road by 2040. In addition, countries around the world are expected to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles, which account for approximately 17.9% of global CO2 emissions (source: ourworldindata.org).

Figure 3: Global long-term passenger EV sales by market – Economic Transition Scenario

Million
80
70
60
50
40
30
20
10
0
2020
2025
2030
2035
2040
Rest of World
Brazil
Southeast Asia
Australia
South Korea
India
Japan
Canada
US
Europe
China

Source: BloombergNEF

Figure 4: Global long-term EV share of passenger vehicle fleet by market – Economic Transition Scenario

90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
2020
2025
2030
2035
2040
Nordics
UK
China
Germany
Canada
South Korea
US
France
Australia
Global
Japan
Rest of Europe
Italy
Southeast Asia
India
Brazil
Rest of World

Source: BloombergNEF

As EV adoption grows, the associated charging infrastructure needed to support EVs has also seen a growth trend over the last few years. According to a May 2023 report from Schroders, more than 13 million public chargers will need to be deployed globally by 2030 to meet forecasted EV growth worldwide. According to the same report, as of 2023 there were around 3.5 million public charging points, a majority of which were located in China. The capital investments required for meeting such charging infrastructure demands by 2030 is estimated to be between $150-200 billion, based on current average costs of EV chargers.

Additional factors propelling this shift to electrification include proposed fossil fuel bans or restrictions, transit electrification mandates, utility incentive programs and declining battery costs.

EV & POWER DEMAND FORECAST

Explosive growth:

- By 2040, an estimated 550 million EVs will be on the road
- Globally, EVs will represent more than two-thirds of passenger vehicle sales by 2040

Figure 3: Electric vehicle fleet forecast by vehicle type, base-case

Million
600
400
200
0
2020
2025
2030
2035
2040
E-buses
Commercial EVs
Passenger EVs

Figure 4: Electric vehicle electricity demand as a percentage of total electricity demand

%
15%
10%
5%
0%
2020
2025
2030
2035
2040
Europe
U.S.
China
Global average

Source: BloombergNEF Note: Analysis from BNEF's Electric Vehicle Outlook. The EV fleet represents 29% of all vehicles on the road in 2040. Commercial EVs includes vans and trucks.

Increased power demand:

- By 2040, EVs are projected to make up 10% of total electricity demand in the U.S. and Europe

V2G helps solve the grid issues EV growth creates

Sources: BloombergNEF Economic Transition Scenario, Vehicle-to-Grid Big Opportunities Big Challenges March 2021 report

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

NUVVE'S V2G SOLVES HIGH-LEVEL ISSUES & CREATES VALUE ACROSS THE ECOSYSTEM

REDUCES RELIANCE ON FOSSIL-FUELED POWER

INCREASES GRID STABILITY

ACCELERATES THE ADOPTION OF EVs

NUVVE

PAVES THE PATH TO A SUSTAINABLE FUTURE

CONNECTS THE ENERGY ECOSYSTEM

LOWERS THE TOTAL COST OF OWNERSHIP

3

With V2G services capturing available grid value streams such as frequency regulation, adaptive power, smart charging, smart charging/discharging, and peak-shaving services as part of the solution, the EV fleet owner/operator can symbiotically assist in improving and assuring grid stabilization while earning revenues. These revenues can be shared with the ratepayer to save in transportation energy costs and thereby effectively lower the cost of EV ownership. V2G services can also help mitigate intermittency issues associated with renewables by (1) continuously injecting or absorbing energy to and from the grid every few seconds to help to regulate frequency; and (2) orderly and intelligently dispatching energy over a larger time period to mitigate the enormous needs for capacity ramping. Perhaps most importantly, EVs and distribution storage represent one of the most appropriate solutions to act as dispatchable distributed energy resources during renewable-rich mid-day periods by absorbing excess energy which might otherwise be curtailed or create transmission network congestion problems.

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

Our Strategy
Our strategy and focus on grid modernization incorporates a diversified set of segments, geographies and partners, including the North America school bus market, stationary storage, enhancing our offering with artificial intelligence (AI). We operate our platform across light duty fleets, heavy duty fleets, automotive original equipment manufacturers (“OEMs”), charge point operators, and strategic partnerships located in Europe, Asia (including Japan) and North America.
•Capturing opportunities in the North America school bus market. There are approximately 600,000 school buses in North America being replaced at an average pace of 40,000 to 50,000 buses per year. School buses are not only parked most of the time (97% of the time on average), but they represent a use case for V2G that is easy for everyone to understand. Electrifying school buses remains a top priority. Through initiatives such as our partnership with various third parties, we are well-positioned to capitalize on the push toward electrification. Nuvve’s K-12 sales channel, our sales channel focused on school buses, is continuously accelerating, and we expect will provide significant part of our revenue in 2025, and yield up to 500 school buses connected to our platform in the near future. With third-party forecasts calling for the further acceleration of electric school bus deployments in 2025 compared with 2024 and 2023, and assuming we maintain our existing market share of charging station sales, we see a path forward to potentially tripling our charging station unit sales and doubling hardware revenues in 2025 compared with 2023. Our value proposition is now rooted on vehicle readiness, energy management, and battery life extension. We are fortifying our position as a leading service provider in the space. We have demonstrated that we know how to support our customers in this segment and, as we launch new services in Texas, which has the largest school bus fleet in the United States, we are confident that we will maintain our leadership position.
•Applying our technology to the stationary storage sector. Our core technology transforms EVs (which are inherently difficult grid assets to manage because they can be plugged or unplugged at any time) into reliable, dispatchable, and monetizable assets that can perform complex and demanding grid services. These capabilities also allow us to manage stationary storage. With our advanced platform, we believe that we can extract more value from these stationary batteries than any other player in the space. Such batteries are included in our deployments with the University of California, San Diego, the University of Delaware, and will be included in our V2G Hub projects. More and more, developers and battery manufacturers are coming to us to manage battery deployments already underway. This allows us to accelerate the growth of Megawatts Under Management ("MWUM") and flex our grid service muscles with multiple megawatts already in the pipeline, mostly focused on local energy management combined with high value grid services. Deploying stationary storage either alone or in combination with electric vehicles is well-aligned with our strategy. Our strong differentiator compared to the majority of our competitive set is our ability to provide energy management with both advanced grid services and resiliency. Looking ahead, we expect that stationary batteries will represent up to 15% our deployments for the next three years; this ranks high amongst our priorities and will provide the opportunity to realize cash faster than EVs as the Energy Management Platform business allows for significant upfront cash payment. Stationary storage is also a key technology piece associated with microgrid deployments, an area in which we have won two California Energy Commission ("CEC") projects to support our technology development. It is also a key support to our CPO ("Charge Point Operator") business.
•Enhancing our offerings with AI. We believe we are providing best-in-class forecasting capabilities for CPOs and Utilities through Astrea AI’s offerings. This fundamental predictive analytics work has supported the development of advanced features that allow us to predict with a high level of confidence when an EV will be connected to a charging station and the amount of kWh it will need to onboard during the session. This allows us to offer energy services to CPOs and provide grid usage forecast to utilities. The technology to predict where EV charging bottlenecks might happen is very valuable for utilities. The ability to reduce the peak demand by adjusting charging time without impacting end users will support an equitable cost of energy as we move through the EV adoption curve.
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
•Strategic partnerships are typically joint ventures formed with strategic partners to help commercialize our technology and services within a given territory. We believe strategic partnerships are an important way to accelerate the adoption of our GIVe software platform world-wide. One such strategic partnership is Dreev, a business venture formed in 2019 between us (who provided our technology and know-how) and our strategic partner Électricité de France (“EDF”) (who provided capital and a subsidiary partner ecosystem) to address the territory within France, United Kingdom, Belgium, Italy and Germany. We agreed to assign to Dreev our rights to the V2G technology in these territories. We presently hold a 5% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. While we anticipate that we will maintain or increase our stake in the business venture, there can be no assurance that we will be able to do so.
We currently view the North American school bus segment to be one of our highest priorities world-wide. We anticipate the electrification of school buses to experience significant growth in the next two to five years, as there are approximately over 600,000 school buses on the road today in the United States and Canada. Approximately 95% of them are diesel with an average age of over 11 years. Leading school bus OEMs are thereby ramping up their electric bus production capacity in response to an increasing interest from school districts and fleet operators across the United States and Canada. The electric school bus segment thereby represents a key growth opportunity for us to sell V2G capable charging stations and establish long-term recurring revenue streams from grid services.

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

IP
Nuvve owns key patents + 25+ years of R&D
TSO Qualification
Already qualified by several TSOs making it easier to expand
NUVVE
Data
Years of data accumulation allows Nuvve to move rapidly and accurately for future developments
V2G Experience
10+ years of market participation and stakeholder interaction including auto OEMs, EVSE manufacturers, and utilities

FIRST MOVER ADVANTAGE

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
•Invest in marketing and sales. We intend to continue attracting new customers and pursue a “portfolio effect” model which enables V2G, uni-directional (V1G) and batteries assets to be efficiently combined in order to boost overall value.
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
Our research and development is principally conducted at our headquarters in San Diego, California. As of December 31, 2024, we had 12 full-time employees and two contract workers engaged in research and development activities.
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
As of December 31, 2024, we had six U.S. patents issued, and various corresponding foreign issued applications from five distinct patent families. Additionally, we have various pending U.S. patent applications and Patent Cooperation Treaty applications. These patents relate to various bi-directional (V2G) and uni-directional (V1G) EV charging functionalities, aggregation and grid services.
We own these patents, including four U.S. patents, that were acquired from the University of Delaware pursuant to an intellectual property acquisition agreement, dated November 7, 2017. Under the agreement, we agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets. The intellectual property acquisition agreement terminates upon the later of the date all the milestone payments described in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, are made and the expiration date of the patents transferred to us. If the University of Delaware terminates the agreement upon a material breach by us of certain limited provisions of the intellectual property agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we will be required to assign the patents back to the university. The patents acquired from the University of Delaware, which cover the technology underlying our GIVe platform, as well as our implementation inside the charging stations and the EVs, are a key part of our patent portfolio and are critical to the operation of our business and our competitive position.
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

This European patent was validated in the following territories:
BE, DE, FR, GB, IT and SE.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. As of December 31, 2024, the average remaining life of our U.S. patents was approximately 7.8 years.
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
Customers
For the years ended December 31, 2024 and 2023, we had customers whose revenue individually represented 10% or more of our total revenue. For the years ended December 31, 2024 and 2023, three customers accounted for 33.2% and 30.3% of our total revenue, respectively.

During the years ended December 31, 2024 and 2023, our top five customers accounted for approximately 42.3% and 38.9%, respectively, of our total revenue.
Our customer concentration has historically varied based on the receipt of large orders, a trend that we expect to continue in the near term.
Manufacturing and Suppliers
We do not manufacture electric vehicle charging stations. We integrate our technology into V2G-capable charging stations made by dedicated manufacturing partners located throughout the world. Our principal suppliers of bidirectional DC chargers include Tellus Power Green and Rhombus Energy Solutions, and we continue to evaluate and onboard additional suppliers, a process that remains extensive.
Competition
We provide a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid. While we believe our GIVe platform is the most advanced V2G platform on the market and that it is the only one qualified by multiple grid system operators around the world to provide grid services, we operate within the highly competitive EV charging equipment and service market. We primarily compete with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, BP Pulse, and Fermata. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
Our V2G platform and the revenue it generates allows us to provide our customers with a lower total cost of EV ownership through benefits such as reduced charger costs, low or free energy costs to drive, fleet management tools, and yearly maintenance. We believe our competitors have historically struggled with gaining the technology and know-how necessary to establish a functional V2G software platform capable of aggregating EVs into a VPP and providing services to the grid bidirectionally, although they could build this capability in the future. While Tesla does offer EV charging services, these do not include V2G and we do not believe many Tesla vehicles are currently capable of bi-directional power flow. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations. Because our competitors’ platforms are less advanced in providing V2G services, we believe we face limited direct competition.
We believe that we have competitive advantages over our competitors, such as our intellectual property portfolio (we own key patents for V2G); qualification by transmission system operators (we are already qualified by multiple operators, making it easier for us to expand into other areas); experience (over a decade of experience of market participation and stakeholder interaction); a track record of actual commercial developments; and data ownership (we have accumulated vast amounts of data, which is the key for rapid and future developments). However, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than we do. We may be unable to compete effectively against our competitors, either because they have greater resources or name recognition than we do, because their products and services are superior or more cost efficient than ours, or because they make technical advances to which we are unable to respond.
Human Capital Resources
As of December 31, 2024, we had 36 regular full-time employees, 12 of whom were engaged in research and development activities, and two contract workers engaged in research and development activities. None of our employees are represented by a labor union, and we believe we maintain good relations with our employees.

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

Corporate History
We are a Delaware corporation. Our principal executive offices are located at 2488 Historic Decatur Rd., Suite 230, San Diego, California, and our telephone number is (619) 456-5161.
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

We currently operate parts of our business through joint ventures and other entities in which we may not have 100% ownership interest, such as Dreev and Deep Impact, and we may enter into additional joint ventures and strategic alliances in the future. Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, joint ventures, strategic investments, and commercial and strategic partnerships. These structures and transactions may involve significant challenges and risks not otherwise present with respect to our wholly-owned subsidiaries and direct operations, including:

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

Joint venture or strategic alliance partners, controlling shareholders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand. For example, even where we control a joint venture and strategic alliance, the other members in our venture and strategic alliance may exercise veto rights to block actions that we believe to be in our best interests and may take action contrary to our objectives with respect to the venture and strategic alliance. Partners in our ventures and strategic alliances who provide financing may prioritize the return of their investment over maximizing the value of the enterprise.

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
We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $20.5 million and $32.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $165.6 million. Further, we expect to incur significant costs in the future, in particular research and development and commercialization costs related to our GIVe platform. As we operate in the highly competitive EV charging equipment and service market based in part on the quality of technology, we are under pressure to incur research and development and other expenses with a potential negative impact on our short-term profitability. Historically, we have been able to raise funds primarily through issuances of equity and convertible notes to support our business operations, although there can be no assurance we will be successful in raising funds in the future, on satisfactory terms or at all.
If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Our technology products and services may fail to realize their sales potential as expected due to competition, insufficient market demand, product defects, or any other reason. Therefore, even after we start to generate significant revenue from the sales of our technology products and services in the future, we may still not be profitable for an extended period of time or may not become profitable as expected, or at all. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.
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
Moreover, the bi-directional EV charging station market as a whole is relatively new and charging station manufacturers are even more limited and requirements are evolving. Though we work with multiple vendors, we rely on a limited number of vendors for design, testing and manufacturing of EV charging equipment which often are dependent on sole source or limited-source suppliers with respect to components or key materials. For instance, we have a single primary supplier of bidirectional DC Chargers. Any of these suppliers could stop producing their products, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results.
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

Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain. This may adversely affect our ability to obtain necessary products and equipment at acceptable prices or at all. Moreover, it is likely that at the time a new product is launched and new requirements are rolled out, we may rely on a single vendor. Certifications might also be delayed, as tests are not always available at the time of commercial launch. Certain of these requirements might at times apply to technology inside the vehicles, in which case such risks could also be pushed on the vehicle original equipment manufacturers (“OEMs”). These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
As a result of these risks, our current expansion efforts and any potential future international expansion efforts may not be successful. Furthermore, as part of the formation of Dreev, the business venture with EDF, we agreed to assign to Dreev our rights to certain key patents and copyrights in France, the United Kingdom, Belgium, Italy and Germany. We presently hold a 5% interest in Dreev. The parties have certain put and call option rights under the agreements for the business venture, including a call option for each party upon a change in control of the other party. We believe the business venture will accelerate our access to these European markets, and that EDF’s participation provides technology validation, brand recognition and financial resources. However, if EDF exercises its rights to acquire our interest in Dreev, it may make it difficult for us to penetrate these European markets on our own. While we anticipate that we will maintain or increase our stake in the business venture, there can be no assurance that we will be able to do so.
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. While certain tax credits and other incentives for EVs are currently and have been available in the past, there is no guarantee these programs will be available in the future. For example, on August 16, 2022, then President Biden signed into law the Inflation Reduction Act (“IRA”), which eliminates the previous limitation on the number EVs a manufacturer can sell before the Clean Vehicle credit is phased out or eliminated.

This risk is particularly heightened under the new Presidential administration, because such tax credits and existing trade policy are subject to heightened political scrutiny and uncertainty. The new Presidential administration or changing legislative priorities could materially alter legislation and laws, governmental regulations and policies supporting electric vehicles and climate change programs resulting in a materially adverse effect on our business and growth strategy. For example, in January 2025 President Trump signed an executive order indicating that his Administration intends to reverse EV mandates implemented by the prior administration. In addition, President Trump has paused billions of dollars in federal funding allocated toward EV charging infrastructure.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture, and introduce new products and enhance existing products. In addition, we invest in research and development that may not lead to commercially viable products and services in the short-term, but which we believe are critical to the long-term future of our business. Our research and development expenses were $4.5 million and $8.8 million during the years ended December 31, 2024 and 2023, respectively, and such expenses are likely to grow in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.
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
We depend on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2024 and 2023, three customers accounted for 33.2%, and three customer accounted for 30.3% of our total revenue, respectively. The loss of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.
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
Included in our consolidated balance sheet as of December 31, 2024, contained elsewhere in this Annual Report on Form 10-K, is a derivative liability related to warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
As of December 31, 2024, we had $95.2 million of U.S. federal and $53.2 million of state net operating loss carryforwards available to reduce future taxable income, of which $92.1 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2034. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is possible that we will not generate taxable income in time to utilize the net operating loss carryforwards prior to their expiration. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
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
We have incurred significant increased expenses and administrative burdens as a public company, which have had an adverse effect on our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. For example, we have board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, management has identified material weaknesses, and may in the future identify other material weaknesses or significant deficiencies, in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.23 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of equity securities in our initial public offering consummated on February 19, 2020. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and our warrants issued pursuant to the warrant agreement, dated as of February 13, 2020 and amended as of March 19, 2021, by and between us and Continental Stock Transfer & Trust Company (the "pre-merger warrants"), and the price of such securities may be more volatile.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
Global trade issues and changes in and uncertainties with respect to trade policies, trade sanctions or restrictions, tariffs and international trade disputes, could substantially harm our business and operating results.
The complex relationships among the United States and the countries in which we may conduct business, pose inherent risk that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies that affect the EV and charging industry. As geopolitical conflicts, such as wars in Ukraine and in the Middle East and the U.S.-China trade tensions continue, or possibly escalate, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Belarus, as well as entities in China and other countries that are supporting Russia’s invasion of Ukraine, and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, China, and other countries, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers.

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports from various countries, which could negatively impact U.S. trade and result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of products from China. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, or the U.S. and other countries, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions which may have an adverse effect on our business, financial condition and results of operations. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

To the extent regulations change, we may not be in compliance with applicable international, federal, state or local regulations, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
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

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On March 27, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). On May 22, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). As November 30, 2024, we have regained compliance with both the Bid Price Rule and the Stockholders’ Equity Rule. However, there can be no assurance that we will maintain compliance with any of the listing requirements. If we fail to satisfy one or more of these continued listing requirements, we may be delisted from the Nasdaq Capital Market.

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
At March 21, 2025, we have 3,068,049 outstanding shares of common stock. At March 21, 2025, we had outstanding warrants to purchase 1,743,995 shares of our common stock, subject to adjustments to the number of shares underlying certain warrants as described therein.
In addition, at December 31, 2024, there were 6,659 shares issuable upon exercise of our outstanding stock options, which have a weighted average exercise price of approximately $3,874.89 per share and an average remaining life of approximately 6.68 years, and 55,398 shares authorized and available for future issuance under the 2020 Equity Incentive Plan.
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
Future sales of our securities may affect the market price of our common stock and result in material dilution, including the anti-dilution protection in the notes and warrants issued in October and December 2024. The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.
In October and December 2024 we issued certain convertible notes and warrants that are subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the applicable notes and warrants) that is less than the then current conversion or exercise price of the warrants following the issuance date. Upon such occurrence, the exercise price of the warrants will be reduced and there will be a proportionate adjustment to the number of shares underlying the warrants. Similarly, the conversion price of the notes will be automatically reduced upon such future issuances of Company securities at a price that is less than the then convert conversion price of the notes. Additionally, the terms of the outstanding notes restrict our ability to enter into certain transactions – such as at-the-market offering facilities and additional issuances of equity or debt securities – without the note holders’ prior written consent. There can be no guarantees such approvals will be obtained in a timely manner by the

Company, if at all. As a result, we may be limited in the types of transactions we can pursue to raise future capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the anti-dilution provisions in the notes and warrants may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.
Any future adjustments to the conversion price of the notes and/or the exercise price and number of underlying shares of the warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the anti-dilution protections in such notes and warrants. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the common stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.
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
The exercise price for the pre-merger warrants is $4,600.00 per whole share. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.
The trading price of our securities is likely to be volatile, and you may not be able to sell our securities at or above the price you paid.
We expect the trading price of our common stock and merger warrants to be volatile and such securities could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
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

We have policies and procedures, including our Incident Response Plan ("IRP"), for assessing, identifying, managing, and responding to cybersecurity and privacy threats and incidents, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities for preliminary assessment, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our policies and procedures include processes which incorporate regular cybersecurity tabletop exercises to test established policies and procedures for responding to cybersecurity threats and incidents. In addition, employees and stakeholders can report cybersecurity threats, cybersecurity and data privacy incidents, or other concerns through an internal reporting channel.

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

Our senior executive leadership is actively engaged in the oversight and strategic direction of our cybersecurity and digital trust compliance programs, with active participation in the CWG. The CWG is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation action, and assisting the Audit Committee in overseeing the Company’s cybersecurity risks. The CWG also develops periodic reports on the Company's cybersecurity program and developments. The Company CWG is comprised of Executive team and senior management members, including the Company's President and Chief Operating Officer, Chief Financial Officer, and Vice President of Technology.

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

Item 2. Properties
Our principal executive offices are located in leased office space at 2488 Historic Decatur Rd., Suite 230, San Diego, California. We also maintains office space, operations and equipment storage facilities in San Diego, Michigan, and Denmark. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
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

On February 21, 2025, we initiated a legal action against Rhombus related to its refusal to honor certain warranty and commissioning obligations with respect to DC Chargers we purchased from Rhombus. Rhombus has in turn filed a demand for an arbitration claiming that we breached terms of the previous settlement agreement between us and Rhombus by failing to purchase additional DC Chargers. We believe we do not have any obligation to purchase additional non-conforming DC Chargers. Therefore, we believe that Rhombus’s position does not have any merit, and we intend to exercise all available rights and remedies in our legal action against Rhombus. The outcome of any such proceedings are inherently uncertain, and the amount and/or timing of any gains or expenses resulting from such proceedings is not reasonably estimable at this time.
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

Holders

As of March 21, 2025, there were approximately 31 shareholders of record of our common stock, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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
Overview
We are a green energy technology company that provides, directly and through business ventures with our partners, a globally-available, commercial V2G technology and distributed energy resources platform that enables EV and stationary batteries to store and resell unused energy back to the local electric grid and provide other grid services. Our proprietary V2G technology — Grid Integrated Vehicle ("GIVe") platform — has the potential to refuel the next generation of EV fleets through cutting-edge, bi-directional charging solutions.
Our proprietary V2G technology enables us to link multiple EV and stationary batteries into a virtual power plant to provide bi-directional services to the electrical grid. Our GIVe software platform was created to harness capacity from “loads” at the edge of the distribution grid (i.e., aggregation of EVs and small stationary batteries) in a qualified, controlled and secure manner to provide many of the grid services typically offered by conventional generation sources (i.e., coal and natural gas plants). Our current addressable energy and capacity markets include grid services such as frequency regulation, demand charge management, demand response, energy optimization, distribution grid services and energy arbitrage.
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
We offer our customers networked charging stations, infrastructure, batteries, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. We expect to generate revenue primarily from the provision of services to the grid via our GIVe software platform and sales of V2G-enabled charging stations and batteries. In the case of light duty fleet and heavy duty fleet customers, we also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, we may generate non-recurring engineering services revenue derived from the integration of our technology with automotive OEMs and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, we may also share the recurring grid services revenue with the customer.
Levo
In August 2021, we formed Levo Mobility LLC ("Levo"), a Delaware limited liability company, with Stonepeak Rocket Holdings LP ("Stonepeak"), a Delaware limited partnership and Evolve Transition Infrastructure LP ("Evolve"), a Delaware limited partnership. Levo was our consolidated subsidiary.
Levo was a sustainable infrastructure company focused on rapidly advancing the electrification of transportation by funding V2G-enabled EV fleet deployments.

Stonepeak's and Evolve's conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024 (the “Closing Date” or “ LLC Interest Sale Closing”), we, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement (the “Sale Agreement”), pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price.

As a result of the LLC Interest Sale Closing, we became the 100% owner of Levo. The Sale Agreement contains customary representations, warranties, and covenants. On December 13, 2024, the Company dissolved Levo as an entity. Levo was a consolidated entity of the Company. Please see Note 2 for the principles of consolidation.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the year ended December 31, 2024.

Key Factors Affecting Our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the Risk Factors described in Part I, Item 1A of this Annual Report.
Supply Chain Constraints

Global inventory delays, increased and unpredictable lead times, and process capacity pressures, could impact our ability to service customer demand. During the years ended December 31, 2024 and 2023, we estimated that these disruptions could result in our future inability to fulfill customer orders which will in turn impact our net revenues. In an effort to mitigate unpredictable lead times, we increased our inventory orders contributing to our elevated inventory levels at the end of those periods. While we expect supply chain disruption to continue in 2025, we are planning a reduction in inventory buys, as we expect to fulfill customer demand using inventories on-hand.

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

Effects of Inflation

As inflationary pressures continued to have negative impact on global revenue, operating margins and net income, including increased costs of labor, products and freight, it did not have a significant impact on our results of operations in the year ended December 31, 2024. However, if these inflationary pressures continue, our revenue, gross and operating margins and net income could be impacted in the year ending December 31, 2025.
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
Backlog
Our total backlog represents the estimated future transaction price values for unsatisfied and partially satisfied estimated product and service deliveries to our customers. Backlog is generally determined based upon customer issued purchased orders or contracts with customers. Backlog does not include agreements we have with customers to earn future grid service revenues. Backlog is converted into revenue in future periods as we satisfy the performance obligations to our customers for our products and services, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our estimated backlog on December 31, 2024, was $18.3 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2025 through 2026.
Market Opportunity
We see a significant market opportunity for grid modernization and V2G, totaling approximately over $6 trillion and our management believes it is well positioned to capture this global opportunity for a variety of reasons:
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

Results of Operations
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Period-over-Period Change
	2024	2023	Change ($)	Change (%)
Revenue
Products	$2,568,573	$5,843,187	$(3,274,614)	(56.0)%
Services	$2,307,679	$2,162,218	$145,461	6.7%
Grants	409,977	326,757	83,220	25.5%
Total revenue	5,286,229	8,332,162	(3,045,933)	(36.6)%
Operating expenses
Cost of products	2,124,506	5,804,011	(3,679,505)	(63.4)%
Cost of services	1,410,051	1,177,333	232,718	19.8%
Selling, general and administrative expenses	17,671,110	24,694,693	(7,023,583)	(28.4)%
Research and development expense	4,540,993	8,761,400	(4,220,407)	(48.2)%
Total operating expenses	25,746,660	40,437,437	(14,690,777)	(36.3)%
Operating loss	(20,460,431)	(32,105,275)	11,644,844	(36.3)%
Other income
Interest (expense) income, net	(767,373)	108,182	(875,555)	(809.3)%
Change in fair value of convertible notes	444,656	—	444,656	100.0%
Change in fair value of warrants/investment rights liability	3,662,370	216,263	3,446,107	NM
Change in fair value of derivative liability	(3,626)	49,497	(53,123)	(107.3)%
Other, net	(300,408)	436,146	(736,554)	(168.9)%
Total other income, net	3,035,619	810,088	2,225,531	274.7%
Loss before taxes	(17,424,812)	(31,295,187)	13,870,375	(44.3)%
Income tax expense	1,600	1,600	—	—%
Net loss	$(17,426,412)	$(31,296,787)	$13,870,375	(44.3)%
Less: Net loss attributable to non-controlling interests	(28,809)	(12,456)	(16,353)	131.3%
Net loss attributable to Nuvve Holding Corp.	$(17,397,603)	$(31,284,331)	$13,886,728	(44.4)%
________________
NM - Not Meaningful

Revenue
Total revenue was $5.3 million for the year ended December 31, 2024, compared to $8.3 million for the year ended December 31, 2023, a decrease of $3.0 million, or 36.6%. The decrease is attributed to a $3.3 million decrease in products due to lower customers sales orders and shipments, partially offset by an increase of $0.1 million in services revenue and an increase of $0.1 million in grants revenue. Products and services revenue for the year ended December 31, 2024 consisted of sales of DC and AC Chargers of $2.6 million, grid services revenue of $0.3 million, and engineering services of $2.0 million driven by management fees of $0.8 million earned related to Fresno V2G infrastructure project management.
Cost of Product and Service Revenue
Cost of products and services revenues for the year ended December 31, 2024, decreased by $3.4 million to $3.5 million, or 49.4%, compared to $7.0 million for the year ended December 31, 2023 due to lower customers sales orders and shipments. Products and services margins for the year ended December 31, 2024 increased by 14.7%, to 27.5%, compared to 12.8% for the same prior year period. Margin benefited mostly from a lower mix of hardware charging stations sales, and a higher mix of engineering services during the year ended December 31, 2024 compared to December 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $17.7 million for the year ended December 31, 2024 as compared to $24.7 million for the year ended December 31, 2023, a decrease of $7.0 million, or 28.4%.
The decrease during the year ended December 31, 2024 was primarily attributable to decrease in compensation expenses of $3.6 million, including share-based compensation, decrease in outside services related expenses of $1.7 million, decrease in legal expenses of $0.7 million, decrease in office related expenses of $0.6 million, decrease in travel and marketing related expenses of $0.5 million, decrease in public company related expenses of $0.5 million, and decreases in bad debt expenses of $0.2 million, partially offset by information technology related expenses of $0.8 million.
Research and Development Expenses
Research and development expenses decreased by $4.2 million, or 48.2%, from $8.8 million for the year ended December 31, 2023 to $4.5 million for the year ended December 31, 2024. The decreases during the year ended December 31, 2024 were primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net increased by $2.2 million of income, from $0.8 million of other income for the year ended December 31, 2023 to $3.04 million in other income for the year ended December 31, 2024. The increase during the year ended December 31, 2024 was primarily attributable to the change in fair value of the warrants/investment rights liability, convertible notes, and derivative liability, sublease income related to the subleasing of part of our main office space (See Note 16), and interest expense on debt obligations.
Income Taxes
In the years ended December 31, 2024 and 2023, we recorded nominal income tax expenses. The income tax expenses during the years ended December 31, 2024 and 2023 were nominal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance.
Net loss
Net loss decreased by $13.9 million, or 44.3%, from $31.3 million for the year ended December 31, 2023 to $17.4 million for the year ended December 31, 2024. The decrease in net loss was primarily due to increase in other income, net of $2.2 million, and a decrease in operating expenses of $11.6 million, which includes a decrease in cost of product and services of $3.4 million, and a decrease in revenue of $3.0 million for the aforementioned reasons.

Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest was $0.03 million and $0.01 million for the year ended December 31, 2024 and 2023, respectively.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Deep Impact and Levo entities. We own 51% of Deep Impact common units during the year ended December 31, 2024, and 51% of Levo's common units during the year ended December 31, 2023. We had determined that Deep Impact and Levo were variable interest entities (“VIE”) in which we were the primary beneficiary. Accordingly, we consolidated Deep Impact and Levo, and recorded a non-controlling interest for the share of Deep Impact and Levo owned by other parties during the years ended December 31, 2024 and 2023.
Stonepeak's and Evolve's conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024, we, Stonepeak, and Evolve entered into Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price. As a result of the Closing, we became the 100% owner of Levo. On December 13, 2024, the Company dissolved Levo as an entity.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $20.5 million and $32.1 million for the years ended December 31, 2024 and 2023, respectively. Our cash used in operations were $15.7 million and $21.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had a cash balance, working capital, and stockholders’ equity of $0.4 million, $2.1 million and $1.3 million, respectively.
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

Each share of common stock and Pre-Funded Warrant issued in the Offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of common stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $20.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $19.9990, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, we granted Craig-Hallum warrants to purchase up to 48,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $20.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 24,000 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering.
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
Term Loan
On August 9, 2024 and November 27, 2024, we entered into a Subordinated Business Loan and Security Agreement ("Term Loan") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The August 9, 2024 and November 27, 2024 Term Loans are short-term, fixed interest rate obligations. Principal and interest on the Term Loan are payable in arrears weekly. The August 9, 2024 and November 27, 2024 Term Loans are secured by certain of our assets, and were is evidenced by a subordinated secured promissory note.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restricts our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term Loan	8/9/2024	3/6/2025	$1,000,000	$483,812	2.96%	153.90%
Term Loan	11/27/2024	6/27/2025	$1,000,000	$961,533	2.96%	153.90%

Interest expense paid on the Term Loans for the year ended December 31, 2024 was $627,929. There was no interest expense on the Term Loans for the year ended December 31, 2023.
On March 6, 2025, we repaid fully the principal balance and interest of the August 9, 2024 Term Loan.

The following is a summary of debt as of December 31, 2024 and 2023. Please see Note 11 to the Consolidated Financial Statements for detail descriptions:

	As of December 31,
	2024	2023
Term loan (1)	$1,445,345	$—
Promissory Notes - August 16, 2024	884,676	—
Promissory Notes - August 27, 2024 (2)	516,818	—
Senior Convertible Notes - October 2024 (3)	2,475,162	—
Senior Convertible Notes - December 2024	250,000	—
Total outstanding principal balance	5,572,001	—
Less: unamortized debt issuance costs and discounts	(84,170)	—
Total debt	5,487,831	—
Less: current portion of long-term debt	4,647,331	—
Long-term debt, net of current portion	$840,500	$—
__________________
(1) Principal balance and interest of $483,812 was fully repaid in March 2025.
(2) Principal balance and interest of $516,818 was fully repaid in January 2025.
(3) Amount represents the fair value of the convertible notes.
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
On January 31, 2025, we repaid fully the principal balance and interest of the August 27, 2024 Promissory Notes for a total amount repaid of $523,097.
On December 31, 2024, we entered into a securities purchase agreement (the “December Purchase Agreement”) with an accredited institutional and individual investors (the “December Investor”), pursuant to which we agreed to issue to the December Investor (i) a $250,000 principal amount (the “December Principal Amount”) senior convertible promissory note, carrying a 10% original issue discount (the “December Note”), convertible into shares of our common stock and (ii) an accompanying warrant (the “December Warrant”) to purchase shares of Common Stock (the “December Private Placement”). On December 31, 2024, we closed the December Private Placement and issued the December Note and the December Warrant (the “Closing”).
The December Note have a term of 12 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of December 31, 2025. The December Note is convertible at the option of the December Investor, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.931 per share. In conjunction with the December Note, we issued to the December Investor warrants to purchase an aggregate of 85,287 shares of Common Stock, at an exercise price of $3.26 per share.
Please see Note 11 to the Consolidated Financial Statements for a summary description of the key items of the Notes, Warrants, December Notes and December Warrants agreements.

Levo
On August 4, 2021, we formed Levo with Stonepeak and Evolve to rapidly accelerate the deployment of electric fleets, including zero-emission electric school buses for school districts in the United States through V2G hubs and TaaS.
Stonepeak's and Evolve's conditional capital contribution commitments expired on August 4, 2024. On October 15, 2024, we, Stonepeak, and Evolve entered into the Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to us for a de minimis price. As a result, we became the 100% owner of Levo. On December 13, 2024, the Company dissolved Levo as an entity.
See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for summary of the definitive agreements.
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

On February 21, 2025, we initiated a legal action against Rhombus related to its refusal to honor certain warranty and commissioning obligations with respect to DC Chargers we purchased from Rhombus. Rhombus has in turn filed a demand for an arbitration claiming that we breached terms of the previous settlement agreement between us and Rhombus by failing to purchase additional DC Chargers. We believe we donot have any obligation to purchase additional non-conforming DC Chargers. Therefore, we believe that Rhombus’s position does not have any merit, and we intend to exercise all available rights and remedies in our legal action against Rhombus. The outcome of any such proceedings are inherently uncertain, and the amount and/or timing of any gains or expenses resulting from such proceedings is not reasonably estimable at this time.

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(15,734,334)	$(21,254,328)
Investing activities	(45,395)	1,136,722
Financing activities	14,462,917	5,862,746
Effect of exchange rate on cash	(6,351)	35,624
Net decrease in cash and restricted cash	$(1,323,163)	$(14,219,236)
Net cash used in operating activities during the year ended December 31, 2024 was $15.7 million as compared to net cash used of $21.3 million in the year ended December 31, 2023. The $5.5 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the year ended December 31, 2024 as compared to the same prior period. Working capital during the year ended December 31, 2024 was impacted by, among other items, lower net loss of $17.4 million, resulting from decrease in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the year ended December 31, 2024 cash used for investing activities was $0.05 million as compared to net cash provided by investing activities of $1.14 million during the year ended December 31, 2023. Net cash provided by investing activities during the year ended December 31, 2023 were from the sale of our equity investment in Switch EV Ltd partnership alliance, partially offset by purchase of fixed assets.
Net cash provided by financing activities for the year ended December 31, 2024 was $14.5 million, of which $8.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $0.2 million was from the exercise of common stock warrants, partially offset by issuance cost, proceeds from debt obligations of $6.5 million, and repayment of debt obligations of $0.7 million.
Cash provided by financing activities for the year ended December 31, 2023 was $5.9 million, of which $5.0 million were the proceeds from the 2023 Offering, partially offset by issuance cost, and $0.9 million was provided in connection with the proceeds from the 2023 at-the-market common stock offering, partially offset by issuance cost.

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
We may enter into contracts with customers that include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, we evaluate whether the individual products and services qualify as distinct performance obligations. In our assessment of whether products and services are a distinct performance obligation, we determine whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires us to assess the nature of each of our networked charging systems, subscriptions, and other performance obligations and how they are provided in the context of the contract with the customer, including whether the performance obligations are significantly integrated, which requires judgment based on the facts and circumstances of the contract.
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
The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of our underlying common stock, our expected common stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of our Common Stock. During the year ended December 31, 2024, we did not grant any stock options.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the period presented:

Years Ended December 31,
2023
Expected life of options (in years)	7.01
Dividend yield	0%
Risk-free interest rate	4.61%
Expected volatility	79.6%
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
We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the year ended December 31, 2024.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); or (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of the closing date of Newborn's IPO, which was consummated on February 19, 2020, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2024.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There are no significant changes in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The table below lists the name, age and position of each of our executive officers and director as March 31, 2025.

Name	Age	Position
Gregory Poilasne	52	Chief Executive Officer and Director
Ted Smith	57	President, Chief Operating Officer and Director
David G. Robson	57	Chief Financial Officer
Angela Strand	55	Director
H. David Sherman	76	Director
Jon M. Montgomery	74	Chairperson and Director
Executive Officers
Gregory Poilasne has served as our Chief Executive Officer and member of the Board since November 2020. He is a co-founder of Nuvve and previously served as its Chairman. Mr. Poilasne is directly responsible for managing and overseeing all different activities related to the successful development, deployment and commercialization of Nuvve’s technologies, as well as developing and supporting the overall strategy. Since February 2019, he also has served as a board member of Dreev, a business venture between EDFRenewables, Inc. (“EDF”) and Nuvve. Mr. Poilasne has more than 20 years of experience in the start-up and technology space. He was Chief Executive Officer of DockOn AG, a Radio-Frequency technology company from February 2011 to January 2016. He was also Vice-President of Business Development of Rayspan, another Radio-Frequency technology company, from 2007 to 2010. Mr. Poilasne was Director of Engineering at Kyocera Wireless, a handset company from 2003 to 2006 and was a founding engineer and director of engineering at Ethertronics, a wireless antenna company, from 2000 to 2003. Mr. Poilasne holds an Masters of Business Administration (M.B.A) from the Wharton School of Business, University of Pennsylvania, a Ph.D. in Electrical Engineering from the University of Rennes 1, France and a Diplome d’ingenieur from the Ecole Superieur d’Electronique de l’Ouest (“ESEO”), France. We believe Mr. Poilasne is well-qualified to serve as a director due to his extensive experience with Nuvve, his business leadership, his strategic perspective and his contacts in and knowledge of the energy industry and EV industry.

Ted Smith has served as our President and Chief Operating Officer and a member of the Board since November 2020. Mr. Smith was a founding investor in Nuvve Corporation, a wholly owned subsidiary of Nuvve, and has served as a member of its board of directors since 2010 and as its Chief Operating Officer since April 2018. Mr. Smith is directly responsible for managing the successful development, deployment and commercialization of Nuvve’s technologies, as well as supporting global regulatory compliance efforts. He previously served as Nuvve’s Chief Administrative Officer from March 2017 until becoming Chief Operating Officer. He currently serves as a board member of Dreev, a business venture between EDF and Nuvve. Mr. Smith has more than 20 years of experience in the finance industry and previously served in various roles at Wall Street Associates, a San Diego-based investment advisory firm, including Principal, Chief Operating Officer from 2007 to January 2017, Chief Compliance Officer from 2003 to January 2017, and Quantitative Analyst from 1999 to 2003. From 1996 to 1999, Mr. Smith also served as Quantitative Analyst at Nicholas-Applegate Capital Management, a San Diego-based investment advisory firm. Mr. Smith also served as an officer in the United States Navy from 1989 to 1996. Mr. Smith holds an M.B.A from the University of San Diego and a Bachelor of Science in Marine Engineering/Technology from Maine Maritime Academy. He is also a Chartered Financial Analyst charterholder, held the Chartered Investment Counselor certification, and is NACD Directorship Certified® and has earned the NACD certificate in cyber risk oversight. We believe Mr. Smith is well-qualified to serve as a member of the Board due to his extensive experience with Nuvve, his business leadership, his operational and compliance experience and his contacts in and knowledge of the energy industry.

David G. Robson has served as our Chief Financial Officer since March 2021. Mr. Robson has over twenty-five years of finance, accounting and operational experience and has held senior positions with both public and private companies in a variety of industries. Mr. Robson has served on the board of directors of NuZee Coffee, a leading co-packing company for single-serve coffee formats since March 2021. Mr. Robson recently served as the Chief Financial Officer and Chief Compliance Officer of Farmer Brothers Co., a national distributor of coffee, tea and culinary products from February 2017 to November 2019. His responsibilities included overseeing finance, information technology, mergers and acquisitions and investor relations. Mr. Robson served as the Chief Financial Officer of PIRCH, a curator and retailer of kitchen, bath and outdoor home brands, from September 2014 to September 2016. He oversaw all aspects of accounting, financial planning and analysis, treasury, merchandise planning and legal, with responsibility for developing strategies, processes and operating priorities to upscale a high growth retailer while building strong finance and merchandising teams. From January 2012 to September 2014, Mr. Robson was the Chief Financial Officer of U.S. AutoParts, an online provider of auto parts and accessories. Prior to that, he served as the Executive Vice President and Chief Financial Officer of Mervyns LLC, a former discount department store chain, from 2007 to 2011. From 2001 to 2007, he served as the Senior Vice President of Finance and Principal Accounting Officer for Guitar Center, Inc. Mr. Robson began his career with the accounting firm Deloitte & Touche LLP. Mr. Robson graduated with a Bachelor of Science degree in Accounting from the University of Southern California and is a certified public accountant (inactive) in the State of California.

Directors

Jon M. Montgomery has served as a member of the Board since November 2020, and has served as the Interim Chairperson of the Board since January 2024. He is chair of the nominating and governance committee and is a member of the audit and compensation committees. Mr. Montgomery sits on the Board of Nature’s Miracle Holding Corp. (Nasdaq: NMHI) since March 2024. He is chair of the nominating and governance committee and is a member of the audit and compensation committees. Mr. Montgomery is a managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. From 2010 to 2013, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis — particularly choice-based modeling — to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds an M.B.A from Northeastern University and a Bachelor of Arts degree from the University of California, Berkeley. From 2000-2022 he was Adjunct Faculty in Marketing at the University of Georgia. We believe Mr. Montgomery is well-qualified to serve as a member of the Board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

H. David Sherman MBA, DBA, CPA has served as member of the Board since November 2020. Professor Sherman has been a professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman has serves as Trustee and Chair of the Audit Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX: DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (Nasdaq: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (Nasdaq: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. He currently serves on the board of board of Xiao-I Corp (AIXI), Prestige Wealth Inc. (PWM), Linkage Global Inc. (LGCB) and Nature’s Miracle Holding Inc (NMHI0. Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (“MIT”) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Mr. Sherman is well qualified to serve as a member of the Board due to his extensive expertise in global financial statement analysis and contemporary accounting issues and his public company experience.

Angela Strand has served as a member of Board since November 2020. Ms. Strand is the founder and Managing Director of Strand Strategy, a consulting firm specializing in disruptive technology commercialization. She is presently a director and member of the compensation committee, and previously served as interim Chief Executive Officer, chairwoman, chair of the compensation committee and member of the nominating and governance committee for Lordstown Motors. From 2016 to 2020, Ms. Strand served as Vice Chairman of Integrity Applications (Nasdaq:GCTK), including chairman of the nominating and corporate governance and compensation committees, and as a member of the audit committee. From April 2017 to December 2018, Ms. Strand served as Vice President of Workhorse Group Inc; from July 2015 to December 2016, she was a co-founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK); and from 2011 to 2015, she served as the Chief Marketing Officer and Head of Business Development and Government Affairs for Smith Electric Vehicles. In 2018, she founded In-Charge, an electric vehicle infrastructure solutions provider. Ms. Strand has also served in various management and executive roles at medical device, biotech and digital health firms. Ms. Strand is a named inventor with seven issued patents. Ms. Strand holds a Bachelor of Science degree in Communications and an M.B.A in Marketing from the University of Tennessee. We believe Ms. Strand is well-qualified to serve as a member of the Board due to her business leadership, her contacts in and knowledge of the EV industry and her public company experience.

Family Relationships
There are no familial relationships among the Company’s directors and executive officers.

Audit Committee
Our board of directors has established a standing audit committee. The audit committee consists of Mr. Sherman (chairperson), Mr. Montgomery and Ms. Strand. The board has determined that each member of the audit committee is an independent director as defined by the rules of Nasdaq applicable to members of an audit committee, including that each member meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. In addition, as required by the rules of The Nasdaq Stock Exchange LLC (“Nasdaq”), each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows.

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

Compensation Committee

Our board of directors has established a standing compensation committee. The compensation committee consists of Ms. Strand (chairperson), Mr. Montgomery and Mr. Sherman. The Board has determined that each member of the compensation committee is an independent director as defined by the rules of Nasdaq applicable to members of a compensation committee. The Board also determined that each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee makes all decisions regarding executive officer compensation.

Nominating and Corporate Governance Committee

Our board of directors has established a standing compensation committee. The nominating and corporate governance committee consists of Mr. Montgomery (chairperson), Mr. Sherman and Ms. Strand. The Board has determined that each member of the nominating and corporate governance committee is an independent director as defined by the rules of Nasdaq applicable to members of a nominating committee.

The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The nominating and corporate governance committee also is responsible for developing a set of corporate governance policies and principles and recommending to the Board any changes to such policies and principles.

Code of Ethics
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

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees and consultants. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11.    Executive Compensation
EXECUTIVE OFFICER COMPENSATION
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2024 and 2023.

Name	Year	Salary (1)	Stock Awards (2)(3)	Option Awards(3)	Bonus(4)	All Other Compensation		Total
Gregory Poilasne	2024	$406,875	$—	$—	$113,400	$16,500	(5)	$536,775
Chief Executive Officer	2023	$218,333	$650,804	$14,017	$92,813	$18,000	(5)	$993,967

Ted Smith	2024	$345,844	$—	$—	$80,325	$12,525	(6)	$438,694
President and Chief Operating Officer	2023	$465,556	$420,888	$7,463	$77,406	$14,368	(6)	$985,681

David G. Robson	2024	$325,500	$—	$—	$75,600	$—		$401,100
Chief Financial Officer	2023	$250,981	$415,564	$2,803	$62,370	$—		$731,718

(1)For each of Mr. Poilasne, Mr. Smith and Mr. Robson, part of their 2023 Salary was paid in the form of monthly vested restricted stock units granted on August 12, 2022 in the amounts of 304 shares, 72 shares and 280 shares, respectively, post reverse stock split.
(2)Some stock awards were in lieu of cash compensation or bonuses.
(3)Represents the estimated grant date fair value of the restricted stock units and stock options as determined under the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from such awards. The assumptions made in computing the estimated fair value of such awards are discussed in Note 12 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
(4)Represents (i) for Mr. Poilasne a 2023 Annual Bonus in the amount of $113,400 paid in 2024 and 2022 Annual Bonus in the amount of $92,813 paid in 2023; (ii) for Mr. Smith a 2022 Annual Bonus in the amount of $80,325 paid in 2023 and 2022 Annual Bonus in the amount of $77,406 paid in 2023; and (iii) for Mr. Robson, a 2023 Annual Bonus in the amount of $75,600 paid in 2024 and 2022 Annual Bonus in the amount of $62,370 paid in 2023. For each of Mr. Poilasne, Mr. Smith and Mr. Robson, part of their 2022 Annual Bonus was paid in the form of immediately vested restricted stock units granted on July 7, 2023 in the amounts of 1,349 shares, 1,125 shares and 906 shares, respectively.
(5)Represents $16,500 and $18,000 of auto reimbursement in 2024 and 2023, respectively.
(6)Represents $12,525 and $14,368 of auto reimbursement in 2024 and 2023, respectively.

Narrative Disclosure to Summary Compensation Table
For 2024 and 2023, the compensation program for the Company’s named executive officers consisted of base salary and incentive compensation delivered in the form of cash bonuses and equity awards. Base salary was set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Cash bonuses and equity awards were also set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, subject to any employment or similar agreement with the executive.

The Company provides benefits to its named executive officers on the same basis as it provides them to all of its employees, including health, dental and vision insurance; life and disability insurance; and a tax-qualified Section 401(k) plan for which no match by the Company is provided. In 2024 and 2023, the Company did not maintain any executive-specific benefit or perquisite programs.

The Company has one active equity plan, the Nuvve Corporation 2020 Equity Incentive Plan (the “2020 Plan”). In 2021, the Company adopted the 2020 Plan, which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan to 18,250, with an automatic evergreen provision increase of five percent (5%) of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 on each January 1 beginning on January 1, 2024 and through and including January 1, 2030.

Employment Agreements

Gregory Poilasne

If Mr. Poilasne is terminated without “cause,” he will continue to receive his then current base salary for the ensuing 18 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period. If Mr. Poilasne is terminated without “cause” or resigns for “good reason” within 12 months after the Company is subject to change in control, he will receive a severance payment equal to four times his then current base salary in one lump sum.

On August 10, 2022, Mr. Poilasne entered into an employment agreement amendment with the Company. Under the amendment, Mr. Poilasne agreed to adjust his annual compensation, from September 1, 2022 until August 31, 2023 (the “New Salary Period”), to a base salary of $65,000 and a number of restricted stock units equal to $182,430 in shares of common stock based on a value per share equal to the closing price of the common stock on August 12, 2022 (rounded up to the nearest whole share - post reverse stock split) that will vest monthly at the end of each month over the course of the New Salary Period in accordance with the table below.

Grant Date November 30, 2022	Grant Date December 31, 2022	Grant Date January 31, 2023	Grant Date February 28, 2023	Grant Date March 31, 2023	Grant Date April 30, 2023	Grant Date May 31, 2023	Grant Date June 30, 2023	Grant Date July 31, 2023	Grant Date August 31, 2023
92	38	38	38	38	38	38	38	38	38

The Compensation Committee also approved a 5% increases in base salary for Mr. Poilasne, effective as of May 1, 2022, from $500,000 to $525,000.

On January 25, 2024, the Company entered into amended and restated employment agreements with Mr. Poilasne (the "Prior Poilanse"). The Prior Poilasne Agreements was approved by the Compensation Committee and superseded any prior employment agreements or amendments with the Company.

The term of the Prior Poilasne Agreement commenced on January 25, 2024 and ended on March 18, 2025. Pursuant to the Prior Poilasne Agreement, Mr. Poilasne (i) received an initial annual base salary of $525,000 per year until March 19, 2024, upon which his base salary was reduced to a rate of $420,000, which may be increased by the Compensation Committee from time to time, (ii) was eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary, (iii) was eligible to receive a one-time bonus based on achievement of certain Company performance goals during fiscal year 2024, as established by the Compensation Committee, and (iv) was eligible to receive a bonus of up to $100,000 per year at the discretion of the Compensation Committee. The Company was also be obligated to reimburse Mr. Poilasne for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone. Mr. Poilasne is also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The Prior Poilasne Agreement further provided that upon the termination of Mr. Poilasne by the Company without “cause” or by Mr. Poilasne for “good reason” (each as defined the Poilasne Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

On March 31, 2025, the Company entered into an amended and restated employment agreement with Mr. Poilasne, deemed effective as of March 18, 2025 (the “Restated Poilasne Agreement”). The Restated Poilasne Agreement was approved by the Compensation Committee and supersedes any prior employment agreements or amendments with the Company.

The term of the Restated Poilasne Agreement commences on the effective date March 18, 2025 and ends on March 18, 2028. Pursuant to the Restated Poilasne Agreement, Mr. Poilasne will receive an initial annual base salary of $420,000, which shall be increased to $650,000 upon the earliest of: (A) the date on which the Company receives an aggregate of $10.0 million in capital proceeds raised from financing transactions; (B) the date on which the Company achieves $15.0 million in revenue over a 12-month consecutive period; or (C) the twelve month anniversary of the effective date of the Restated Poilasne Agreement, provided, that effective as of the occurrence of a “change in control” (as defined in the Restated Poilasne Agreement), the base salary shall be $420,000. Mr. Poilasne is also eligible to receive (i) an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his then in effect base salary, (ii) a one-time cash bonus of $125,000 upon the Company’s receipt of $15.0 million in capital proceeds raised as part of financing transactions, and (iii) a bonus of up to $100,000 per year at the discretion of the Compensation Committee.

The Restated Poilasne Agreement further provides that upon the termination of Mr. Poilasne by the Company without “cause” or by Mr. Poilasne for “good reason” (each as defined the Restated Poilasne Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period. In the event Mr. Poilasne is terminated by the Company without “cause” or by Mr. Poilasne after a “change of control” within one year after such “change of control,” the aforementioned termination payments would be increased such that Mr. Poilasne will be entitled to a lump sum payment equal to 36 months of his base salary.

Ted Smith

On August 10, 2022, Mr. Smith entered into an employment agreement amendment with the Company. Under the amendment, Mr. Smith agreed to adjust his annual compensation, during the New Salary Period, to a base salary of $401,625 and a number of restricted stock units equal to $44,625 in shares of common stock based on a value per share equal to the closing price of the common stock on August 12, 2022 (rounded up to the nearest whole share - post reverse stock split) that will vest monthly at the end of each month over the course of the New Salary Period in accordance with the table below.

Grant Date November 30, 2022	Grant Date December 31, 2022	Grant Date January 31, 2023	Grant Date February 28, 2023	Grant Date March 31, 2023	Grant Date April 30, 2023	Grant Date May 31, 2023	Grant Date June 30, 2023	Grant Date July 31, 2023	Grant Date August 31, 2023
22	9	9	9	9	9	9	9	9	9

The Compensation Committee also approved a 5% increases in base salary for Mr. Smith, effective as of May 1, 2022, from $425,000 to $446,250.

On January 25, 2024, the Company entered into an amended and restated employment agreement with Mr. Smith (the “Prior Smith Agreement”). The Prior Smith Agreement was approved by the Compensation Committee and superseded any prior employment agreements or amendments with the Company.

The term of the Prior Smith Agreement commenced on January 25, 2024 and ended on March 18, 2025. Pursuant to the Prior Smith Agreement, Mr. Smith (i) received an initial annual base salary of $446,250 per year until March 19, 2024, upon which his base salary was be reduced to a rate of $357,000, which may be increased by the Compensation Committee from time to time, (ii) was eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary, (iii) was eligible to receive a one-time bonus based on achievement of certain Company performance goals during fiscal year 2024, as established by the Compensation Committee, and (iv) was eligible to receive a bonus of up to $75,000 per year at the discretion of the Compensation Committee. The Company was also be obligated to reimburse Mr. Smith for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,200 per month) and his mobile phone. Mr. Smith was also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The Prior Smith Agreement further provides that upon the termination of Mr. Smith by the Company without “cause” or by Mr. Smith for “good reason” (each as defined the Prior Smith Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

David G. Robson

On August 10, 2022, Mr. Robson entered into an employment agreement amendment with the Company. Under the amendment, Mr. Robson agreed to adjust his annual compensation, during the New Salary Period, to a base salary of $166,472 and a number of restricted stock units equal to $166,472 in shares of common stock based on a value per share equal to the closing price of the common stock on August 12, 2022 (rounded up to the nearest whole share - post reverse stock split) that will vest monthly at the end of each month over the course of the New Salary Period.

Grant Date November 30, 2022	Grant Date December 31, 2022	Grant Date January 31, 2023	Grant Date February 28, 2023	Grant Date March 31, 2023	Grant Date April 30, 2023	Grant Date May 31, 2023	Grant Date June 30, 2023	Grant Date July 31, 2023	Grant Date August 31, 2023
83	35	35	35	35	35	35	35	35	35

The Compensation Committee also approved a 5% increases in base salary for Mr. Robson, effective as of May 1, 2022, from $400,000 to $420,000.

On January 25, 2024, the Company entered into an amended and restated employment agreement with Mr. Robson (the “Prior Robson Agreement”). The Prior Robson Agreement was approved by the Compensation Committee and superseded any prior employment agreements or amendments with the Company.

The term of the Prior Robson Agreement commenced on the Effective Date and ended on March 18, 2025. Pursuant to the Prior Robson Agreement, Mr. Robson (i) received an initial annual base salary of $420,000 per year until March 19, 2024, upon which his base salary was be reduced to a rate of $336,000, which may be increased by the Compensation Committee from time to time, and (ii) was eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary. The Company was also be obligated to reimburse Mr. Robson for the costs of his mobile phone. Mr. Robson was also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The Prior Robson Agreement further provides that upon the termination of Mr. Robson by the Company without “cause” or by Mr. Robson for “good reason” (each as defined the Prior Robson Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

On March 31, 2025, the Company entered into an amended and restated employment agreement with Mr. Robson, deemed effective as of March 18, 2025 (the “Restated Robson Agreement”). The Restated Robson Agreement was approved by the Compensation Committee and supersedes any prior employment agreements or amendments with the Company.

The term of the Restated Robson Agreement commences on the effective date of March 18, 2025, and ends on March 18, 2026. Pursuant to the Restated Robson Agreement, Mr. Robson will receive an initial annual base salary of $336,000, which shall be increased to $450,000 upon the earlier of (A) the date on which the Company receives an aggregate of $15.0 million in capital proceeds from financing transactions or (B) the date on which the Company achieves $15.0 million in revenue over a 12-month consecutive period, provided, that effective as of the occurrence of a “change of control”, the base salary shall be $320,000. Mr. Robson is also eligible to receive (i) an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his then in effect base salary, and (ii) a bonus of up to $100,000 per year at the discretion of the Compensation Committee. The Company will also be obligated to reimburse Mr. Robson for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone. Mr. Robson is also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The Restated Robson Agreement further provides that upon the termination of Mr. Robson by the Company without “cause” or by Mr. Robson for “good reason” (each as defined the Restated Robson Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period. In the event Mr. Robson is terminated by the Company without “cause” or by Mr. Robson after a “change in control” (as defined in the Restated Robson Agreement) within one year after such “change of control,” the aforementioned termination payments would be increased such that Mr. Robson will be entitled to a lump sum payment equal to 36 months of his base salary.

401(k) Retirement Plan

For 2024 and 2023, the Company provided a tax-qualified Section 401(k) plan for all employees, including its named executive officers. The Company did not provide a match for participants’ elective contributions to the 401(k) plan, nor did the Company provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at Year End
The following table presents information regarding the outstanding stock options and restricted stock units held by the Company’s named executive officers at December 31, 2024.

	Stock Option Grants						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expriation Date	Number of Shares or Units of Stock That Have Not Vested(4)	Market Value of Shares of Units of Stock That Have Not Vested

Gregory Poilasne	186	(1)	—	(1)	$508.00	6/30/2027	—	$—
Gregory Poilasne	1,500		—	(3)	$5,480.00	3/23/2031	—	$—
Gregory Poilasne	625		—	(5)	$64.00	12/31/2033	—	$—
Ted Smith	53	(2)	—		$508.00	9/24/2025	—	$—
Ted Smith	350	(2)	—		$508.00	6/30/2027	—	$—
Ted Smith	266	(2)	—	(2)	$2,788.00	8/10/2030	—	$—
Ted Smith	875		—	(3)	$548.00	3/23/2031	—	$—
Ted Smith	163		—	(5)	$6.40	12/31/2033	—	$—
David D. Robson	750		—	(3)	$5,480.00	3/23/2031	—	$—
David D. Robson	125		—	(5)	$64.00	12/31/2033	—	$—

(1)Option vests monthly in equal installments over a five year period.
(2)Option vests as to 25% of the shares on the anniversary of the grant date and thereafter vests as to the remaining 75% of the shares monthly in equal installments over a three year period.
(3)The options vest as to 25% of the shares March 31, 2022 and thereafter vests in 12 equal quarterly installments during the following three years.
(4)The restricted stock will vest in three equal installments on the first, second and third anniversary of the grant date.
(5)Option vest 50% in December 2024. The balance of 50% vest in December 2024 if certain performance targets are met.

Potential Payments upon Termination or Change in Control

As indicated above, each of Mr. Poilasne, Mr. Smith and Mr. Robson is entitled to a severance payment if his employment is terminated under specified circumstances, including upon certain terminations in connection with a change in control of the Company.

In addition, the vesting of stock options and restricted stock units granted to the Company’s named executive officers under the Incentive Plan will be accelerated upon the occurrence of certain non-negotiated change of control transactions. In the event of certain negotiated change of control transactions, the compensation committee or the Board may (i) accelerate the vesting of the stock options and restricted stock awards under the Incentive Plan, or (ii) require the executive to relinquish the stock options or restricted stock awards under the Incentive Plan to the Company upon the tender by the Company to the executive of cash in an amount equal to the repurchase value of such award. Furthermore, in the event of a corporate transaction (as defined in the 2010 Plan), the administrator of the 2010 Plan may arrange for acceleration of the vesting of the awards and/or for the acquiring corporation to assume or continue the awards under the 2010 Plan.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

DIRECTOR COMPENSATION

The Board has established, based upon the recommendation of the Compensation Committee, a compensation program for the non-employee members of the Board. The compensation program is designed to align the directors’ compensation with the combined company’s business objectives and the creation of stockholder value. The compensation committee and the Board expect to review non-employee director compensation periodically to ensure that such compensation remains competitive and enables the combined company to recruit and retain qualified directors.

Under the non-employee directors’ compensation program, each non-employee director will receive an annual cash retainer and will receive cash fees for serving as chair or as a member of the audit, compensation or nominating and corporate governance committees, as follows:

Amount
Annual Director Compensation Cash Retainer	$40,000
Additional Annual Compensation for Chairperson of the Board	$70,000
Additional Annual Compensation for Committee Chairs
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Additional Annual Compensation for Committee Members (Other than Chairs)
Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000

The following table sets forth compensation earned during the year ended December 31, 2024 by each director who is not a named executive officer and served during the year ended December 31, 2024.

	Fees	Stock
Name	Earned(1)	Awards(2)	Total
Rashida La Lande(3)	$6,500	$—	$6,500
Jon M. Montgomery	$67,500	$—	$67,500
H. David Sherman	$36,250	$—	$36,250
Angela Strand	$34,417	$—	$34,417
____________________
(1)Represents annual director fees paid. The director fees paid to each person listed are consistent with the director fees described herein above, including annual retainer and as a member and/or chair of a committee of the Board.
(2)The amounts reported under “Stock Awards” are the estimated grant date fair value of restricted stock units granted during the respective year, with such amount as determined under the ASC 718, with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such awards. The assumptions made in computing the estimated fair value of such awards are disclosed in note 13 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.
(3)Rashida La Lande resigned as a member of the Board effective January 19, 2024.

The following table presents information as of December 31, 2024 regarding the outstanding stock options held by each director who is not a named executive officer and who served during the year ended December 31, 2024.

	Stock Option Grants				Stock Awards
	Number	Number			Number	Market Value
	of	of			of	of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying	Stock	Stock	Units of	Units of
	Stock	Stock	Option	Option	Stock	Stock
	Options	Options	Exercise	Expiration	That Have	That Have
Name	Exercisable	Unexercisable	Price	Date	Not Vested	Not Vested(2)
Jon M. Montgomery	—	—	$—	—	—	$—
H. David Sherman	—	—	$—	—	—	$—
Angela Strand	27	—	$3,484	1/20/2031	—	$—
____________________
(1)The market value is calculated as the number of not vested restricted units multiplied by the closing price of our common stock on December 31, 2024. The market value amounts may not necessarily correspond to the potential actual value realized of such awards.

As compensation for consulting services prior to becoming a director, on August 11, 2020, Ms. Strand received an option to purchase 27 shares (10,620 shares pre-stock split)) of the Company’s common stock at an exercise price of $3,484.00 per share (which had a grant date fair value of $56,842, as calculated using the Black-Scholes option pricing model). The option vests in 48 equal monthly installments commencing on September 11, 2020 and ending on August 11, 2024.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of March 31, 2025, by:
•each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock;
•each of the Company’s executive officers and directors; and
•all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares(2)
Directors and Executive Officers
Gregory Poilasne(3)(5)	161,033	5.3%
Ted Smith(4)(5)	14,656	*
David Robson(5)	3,441	*
Angela Strand(6)	472	*
H. David Sherman	553	*
Jon M. Montgomery	446	*
All directors and executive officers (6 individuals)	180,601	5.9%
5% Beneficial Holders
Anson Investments Master Fund LP and East Master Fund LP(7)	199,998	6.5%
Bristol Investment Fund, Ltd.(8)	306,498	9.9%
Five Narrow Lane LP(9)	306,498	9.9%
Rainforest Partners LLC(10)	306,498	9.9%
The Hewlett Fund LP(11)	227,084	7.4%
____________
*Less than 1%.
(1)Unless otherwise indicated, the business address of each of the individuals is c/o Nuvve Holding Corp., 2488 Historic Decatur Rd., Suite 200, San Diego, California 92106.
(2)The percentage of beneficial ownership is calculated based on 3,068,049 shares of the Company’s common stock outstanding as of March 31, 2025.
(3)The beneficial ownership of Mr. Poilasne includes 2,312 shares of the Company’s common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2025; 2,500 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series A Warrants held by Mr. Poilasne; 73,487 shares of Common Stock issuable pursuant to the conversion of the Notes held by Mr. Poilasne; and up to 75,987 shares of Common Stock issuable pursuant to the exercise of the Warrants held by Mr. Poilasne.
(4)The beneficial ownership of Mr. Smith includes 1,710 shares of the Company’s common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2025.
(5)The beneficial ownership of Mr. Robson includes 876 shares of the Company’s common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2025.
(6)The beneficial ownership of Ms. Strand includes 27 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2025.
(7)The beneficial ownership of Anson consist of 99,998 shares of common stock and 100,000 shares of Common Stock issuable pursuant to the exercise of the Warrants held by Anson. The business address of Anson is 181 Bay Street, #4200, Toronto, ON M5J2T3.
(8)The The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain outstanding warrants upon exercise thereof, as a result of the triggering of the 4.99% beneficial ownership limitation provision in such securities, and shares of Common Stock issuable pursuant to all or a portion of certain convertible promissory notes and outstanding warrants upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Bristol (as defined below) beneficially owns: (i) up to 69,355 shares of Common Stock issuable pursuant to the conversion of the Notes held by Bristol Investment Fund, Ltd. (“Bristol Investment Fund”); (ii) up to 226,945 shares of Common Stock issuable pursuant to the exercise of the Warrants held by Bristol Investment Fund; (iii) up to 30,000 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series A Warrants (“Series A Warrants”), and (iv) up to 30,000 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series C Warrants (“Series C Warrants”). The Notes and the Warrants are each subject to a beneficial ownership limitation of 9.99%, which such limitation restricts Bristol Investment Fund from converting or exercising, as applicable, that portion of the Notes and the Warrants that would result in Bristol Investment Fund and its affiliates owning, after conversion or exercise, as applicable, a number of shares of Common Stock in excess of the 9.99% beneficial ownership limitation. The exercise of each of the Series A Warrants and the Series C Warrants is subject to the holder holding less than 4.99% of the outstanding shares of Common Stock. Bristol Investment Fund is a privately held fund that invests primarily in publicly traded companies through the purchase of securities in private placement and/or open market transactions. Bristol Capital Advisors, LLC, an entity organized under the laws of the State of Delaware (“Bristol Capital Advisors”), is the investment advisor to Bristol Investment Fund. Paul Kessler is manager of Bristol Capital Advisors and as such has voting and dispositive power over the securities held by Bristol Investment Fund. Bristol Capital is a privately held limited liability company that engages from time to time in investing in publicly traded companies through the purchase of securities in private placement and/or open market transactions. Paul Kessler is the sole manager of Bristol Capital and therefore has voting and dispositive power over the securities held by Bristol Capital. Based on information available to the Company. The address for Bristol is 1090 Center Drive, Park City, UT 84098.beneficial ownership of Bristol Investment Fund consist of 300,000 shares of common stock. The business address of Bristol Investment is Amy Wang, Esq., General Counsel & Chief Operations Officer, Bristol Capital Advisors, LLC, 555 Marin Street, Suite 140, Thousand Oaks, CA 91360.
(9)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain convertible promissory notes and outstanding warrants upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Five Narrow Lane beneficially owns: (i) up to 121,098 shares of Common Stock issuable pursuant to the conversion of the Notes held by Five Narrow Lane, and (ii) up to 289,908 shares of Common Stock issuable pursuant to the exercise of the Warrants held by Five Narrow Lane. The Notes and the Warrants are each subject to a beneficial ownership limitation of 9.99%, which such limitation restricts Five Narrow Lane from converting or exercising, as applicable, that portion of the Notes and the Warrants that would result in Five Narrow Lane and its affiliates owning, after conversion or exercise, as applicable, a number of shares of Common Stock in excess of the beneficial ownership limitation. The address of Five Narrow Lane is 510 Madison Avenue, Suite 1400, New York, NY 10022.
(10)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain convertible promissory notes and outstanding warrants upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Rainforest Partners beneficially owns: (i) up to 69,355 shares of Common Stock issuable pursuant to the conversion of the Notes held by Rainforest Partners LLC, and (ii) up to 163,303 shares of Common Stock issuable pursuant to the exercise of the Warrants held by Rainforest Partners LLC. The Notes and the Warrants are each subject to a beneficial ownership limitation of 9.99%, which such limitation restricts Rainforest Partners LLC from converting or exercising, as applicable, that portion of the Notes and the Warrants that would result in Rainforest Partners LLC and its affiliates owning, after conversion or exercise, as applicable, a number of shares of Common Stock in excess of the beneficial ownership limitation. Based on information available to the Company, Mark Weinberger is the managing member of Rainforest Partners LLC, and has sole voting and investment power over the securities held by Rainforest Partners LLC. The address for Rain Forest Partners LLC is 850 East 26th Street, Brooklyn, NY 11210.
(11)The beneficial ownership of The Hewlett Fund LP consists of 199,478 shares of common stock and up to 27,606 shares of Common Stock issuable pursuant to the conversion of the Notes held by The Hewlett Fund LP. Based on information available to the Company. Martin Chopp has voting and investment control over the securities held by The Hewlett Fund LP. Based on information available to the Company. The address for The Hewlett Fund LP is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

EQUITY COMPENSATION PLANS

As of December 31, 2024, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,753	$3,875	55,398
Equity compensation plans not approved by security holders(2)	1,916	$—	—
Total	6,669		55,398

____________________
(1)Includes outstanding options and the number of securities remaining available for future issuance under the Incentive 2020 Plan.
(2)Includes outstanding options under the 2010 Plan. No further awards may be granted under the 2010 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under Item 11 of Part III of this Annual Report. We also describe below certain other transactions with our directors, executive officers and stockholders.

Intellectual Property Acquisition and Research Activities

On November 7, 2017, the Company entered into an IP acquisition agreement with the University of Delaware, a beneficial owner of less than 5% of the outstanding the Company common stock. Pursuant to the IP acquisition agreement, the University of Delaware assigned to the Company certain of the key patents underlying its V2G technology.

Under the agreement, the Company agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets.

The IP acquisition agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to the Company. If the University of Delaware terminates the agreement upon the material breach by the Company of certain limited provisions of the IP assignment agreement (which do not include the milestone payment provisions) that is not cured with 45 days after notice from the university, the Company will be required to assign the patents back to the university. In the event the University of Delaware notifies the Company of a third party’s interest in a region in which the patents are valid, and the Company does not within 60 days inform the university that either it intends to address the region pursuant to a commercially reasonable development plan or it intends to enter into a license agreement with an identified third party, the Company will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region.

In addition, on September 1, 2016, the Company entered into a research agreement with the University of Delaware, whereby the university performs research activity as specified annually by the Company. Under the terms of the agreement, the Company pays a minimum of $400,000 annually in equal quarterly installments. For of the years ended December 31, 2024 and 2023, $124,000 and $266,667, respectively, were paid under the research agreement.
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
As described in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.

Promissory Notes; Note and Warrant Participation
As described in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on August 27, 2024, the Company issued Promissory Notes with a conversion option to each of Gregory Poilasne and David Robson, the

Chief Executive Officer and Chief Financial Officer of the Company, in exchange for an aggregate principal amount of $500,000. Each Promissory Note was issued with an original principal amount of $250,000. On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes (see Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K) for a total amount repaid of $523,097.
As described in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock.
Other Obligations
During the year ended December 31, 2024, the Company recognized revenue of $159,629 from an entity that is an investor of the Company. During the year ended December 31, 2023, the Company recognized revenue of $192,413 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2024 and December 31, 2023, from the same entity that is an investor in the Company.
Investments

The Company accounts for its 5% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero and $43,399 for the years ended December 31, 2024 and December 31, 2023, respectively.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and named executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.

Policies and Procedures for Related Party Transactions

The Company’s written related party transaction policy requires the Company’s directors, nominees for director, officers, employees and 5% stockholders, and their immediate family members, to avoid, wherever possible, all related party transactions. Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). In addition, the Company’s written code of ethics requires the Company’s directors, officers and employees to avoid conflicts of interest. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company’s audit committee, pursuant to its written charter and related party transaction policy, is responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates shall be approved only if such transactions are on terms believed by the audit committee to be no less favorable to the Company than are available from unaffiliated third parties and such transaction does not constitute a conflict of interest. The audit committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction. Upon approval by the audit committee, the related party transaction and any conditions thereon will be presented to the Board for approval by a majority of its disinterested independent members.

Prior to entering into the proposed transaction, related parties are required to notify the Company’s Chief Financial Officer of the facts and circumstances of the proposed transaction. Additionally, the Company requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

We utilize the Nasdaq listing rules in determining whether a director is independent. The Nasdaq rules generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Poilasne and Smith are not considered to be independent due to their respective roles as executive officers of the Company. The Board has determined that each of Mr. Montgomery, Mr. Sherman and Ms. Strand qualifies as an independent director, and that the Board currently consists of a majority of independent directors, as such term is defined under the Nasdaq rules. In making this determination, our Board considered the current and prior relationships, as applicable, that each of Mr. Montgomery, Mr. Sherman and Ms. Strand has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including their beneficial ownership of our capital stock. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Item 14.     Principal Accounting Fees and Services

The following table sets forth the fees billed for or in the years ended December 31, 2024 and 2023 by Deloitte & Touche LLP.

	Year Ended December 31,
	2024	2023
Deloitte & Touche LLP
Audit Fees (1)	$989,292	$1,256,908
Audit-Related Fees (2)	—	—
Tax Fees(3)	—	—
All Other Fees	1,895	1,895
Total Fees	$991,187	$1,258,803
____________________
(1)Audit fees consist of fees billed for professional services by the accounting firm for audits and quarterly reviews of financial statements during the years ended December 31, 2024 and 2023 and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including the review of and issuance of consents in connection with registration statement filings with the SEC.
(2)Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by the accounting firm that are reasonably related to the performance of the audit or review of financial statements and are not reported under “Audit Fees.”
(3)Tax fees represent the aggregate fees billed for professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning services.

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
(3) Exhibits.
The following is a list of all exhibits filed or furnished as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	9/17/2024
3.4	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	10-K	4.5	3/31/2022
4.6	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.7	Form Warrants	8-K	4.2	7/28/2022
4.8	Form of Pre-Funded Warrant	8-K	4.1	10/27/2023
4.9	Form of Series A Warrant to Purchase Common Stock	S-1/A	4.9	1/26/2024
4.10	Form of Series B Warrant to Purchase Common Stock	S-1/A	4.10	1/26/2024
4.11	Form of Series C Warrant to Purchase Common Stock	S-1/A	4.11	1/26/2024
4.12	Form of Pre-Funded Warrant	S-1/A	4.12	1/26/2024
4.13	Form of Underwriter Warrant	S-1/A	4.13	1/26/2024
4.14	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A.	S-1/A	4.14	1/26/2024
4.15	Form of Convertible Note, dated October 31, 2024	8-K	4.1	11/01/2024
4.16	Form of Warrant, dated October 31, 2024	8-K	4.2	11/01/2024
4.17	Form of Convertible Note, dated March 5, 2025	8-K	4.1	3/11/2025
4.18	Form of Warrant, dated March 5, 2025	8-K	4.2	3/11/2025
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Amended and Restated Employment Agreement with Gregory Poilasne, dated January 25, 2024	8-K	10.1	1/26/2024
10.5	Amended and Restated Employment Agreement with Ted Smith, dated January 25, 2024	8-K	10.2	1/26/2024
10.6	Amended and Restated Employment Agreement with David Robson, dated January 25, 2024	8-K	10.3	1/26/2024
10.7	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.8#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.9#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.10	Warrant Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.1	5/17/2021
10.11	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.2	5/17/2021
10.12	Registration Right Agreement, dated May 17, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K	10.3	5/17/2021
10.13#	Amended and Restated Limited Liability Company Agreement for Levo, dated as of August 4, 2021, by and among Nuvve Corporation, Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.	8-K/A	10.1	8/8/2021
10.14#	Development Services Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.2	8/8/2021
10.15#	Parent Letter Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Levo Mobility LLC.	8-K/A	10.3	8/8/2021
10.16#	Board Rights Agreement, dated as of August 4, 2021, by and among Nuvve Holding Corp. and Stonepeak Rocket Holdings LP.	8-K/A	10.4	8/8/2021
10.17#	Intellectual Property License and Escrow Agreement, dated as of August 4, 2021, by and between Nuvve Holding Corp. and Levo Mobility LLC.	8-K/A	10.5	8/8/2021
10.18+	Nuvve Holding Corp. Amended and Restated 2020 Equity Incentive Plan	8-k	10.1	6/5/2023
10.19#	Settlement and Release Agreement, dated February 2, 2024, between the Company and Rhombus Energy Solutions.	10-K	10.28	3/29/2024
10.20†	Master Services Agreement, dated May 14, 2024, by and between the Company and the Board of Fresno Economic Opportunities Commission.	10-Q	10.1	8/14/2024
10.21	Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.2	8/14/2024
10.22	Form of Securities Purchase Agreement, dated October 31, 2024	8-K/A	10.1	12/20/2024
10.23	Form of Registration Rights Agreement, dated October 31, 2024	8-K	10.2	11/01/2024
10.24	First Amendment to Securities Purchase Agreement, dated as of January 14, 2025	8-K	10.1	1/15/2025
10.25	Second Amendment to Securities Purchase Agreement, effective as of February 4, 2025	8-K	10.1	2/4/2025
10.26	Third Amendment to Securities Purchase Agreement, dated as of February 4, 2025	8-K	10.1	2/5/2025
10.27	Fourth Amendment to Securities Purchase Agreement, dated as of February 7, 2025	8-K	10.1	2/7/2025
10.28	Fifth Amendment to Securities Purchase Agreement, dated as of March 2, 2025	8-K	10.1	3/3/2025
10.29	Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.2	8/14/2024
10.30	Subordinated Business Loan and Security Agreement, dated November 27, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	8-K	10.1	12/04/2024
10.31	Form of Convertible Promissory Note dated August 16, 2024	10-Q	10.4	11/13/2024
10.32	Contribution and Unit Purchase Agreement entered as of August 16, 2024, by and among Nuvve CPO Inc., a Delaware corporation and wholly-owned subsidiary of Nuvve Holding Corp., a Delaware corporation, and WISE-EV LLC, or its designee, and Deep Impact 1 LLC, a Delaware limited liability company.	10-Q	10.5	11/13/2024
10.33	Form of Convertible Promissory Note dated August 27, 2024	8-K	10.1	8/29/2024
10.34	Convertible Promissory Note, dated December 31, 2024	8-K	4.1	1/7/2025
10.35	Common Stock Purchase Warrants, dated December 31, 2024	8-K	4.1	1/7/2025
10.36	Securities Purchase Agreement, dated December 31, 2024, between the Company and the Investor	8-K	10.1	1/7/2025
10.37	Registration Rights Agreement, dated December 31, 2024, between the Company and the Investor	8-K	10.2	1/7/2025
10.38#	Termination Agreement, dated January 24, 2025, between Nuvve Holding Corp. and Switch EV Ltd.	8-K	10.1	1/30/2025
10.39	Form of Securities Purchase Agreement, dated as of February 4, 2025	8-K	10.2	2/5/2025
10.40	Task Order Agreement entered into as of February 4, 2025, by and among Nuvve Holding Corp., Resource Innovations and ComEd	8-K	10.1	2/5/2025
10.41#	Form of Securities Purchase Agreement, dated as of February 7, 2025	8-K	10.2	2/7/2025
10.42+	Amended and Restated Employment Agreement, dated March 31, 2025, by and between the Company and Gregory Poilasne	*
10.43+	Amended and Restated Employment Agreement, dated March 31, 2025, by and between the Company and David Robson	*
19.1	Insider Trading Policy and Procedures	*
21.1	List of Subsidiaries of Nuvve Holding Corp	*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	^
32.2	Section 1350 Certification of Chief Financial Officer	^
97.1	Nuvve Holding Corp. Compensation Clawback Policy	10-K	97.1	3/29/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
_____________________
*    Filed herewith.
+    Indicates management contract or compensatory plan.
^    Furnished herewith.
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

NUVVE HOLDING CORP.

		By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
		Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date

By:	/s/ Gregory Poilasne	Chief Executive Officer	March 31, 2025
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	President, Chief Operating Officer, and Director	March 31, 2025
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
David G. Robson

By:	/s/ Jon M. Montgomery	Interim Chairperson of the Board and Director	March 31, 2025
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 31, 2025
H. David Sherman

By:	/s/ Angela Strand	Director	March 31, 2025
Angela Strand

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nuvve Holding Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvve Holding Corp. and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, has debt maturing within 12 months from issuance of the financial statements, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

San Diego, California

March 31, 2025

We have served as the Company’s auditor since 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$371,497	$1,534,660
Restricted cash	320,000	480,000
Accounts receivable, net	2,148,198	1,724,899
Inventories	4,591,902	5,889,453
Prepaid expenses	494,986	994,719
Deferred costs	417,290	1,145,608
Other current assets	931,244	751,412
Total Current Assets	9,275,117	12,520,751

Property and equipment, net	613,958	766,264
Intangible assets, net	1,062,766	1,202,203
Investment in equity securities	670,951	670,951
Investment in leases	101,415	112,255
Right-of-use operating lease assets	4,493,360	4,839,526
Deferred costs - noncurrent	564,558	521,994
Financing receivables	—	288,872
Security deposit, long-term	15,687	27,690
Total Assets	$16,797,812	$20,950,506

Liabilities and Equity
Current Liabilities
Accounts payable	$1,882,357	$1,694,325
Accrued expenses	3,393,205	4,632,101
Deferred revenue - current	506,496	697,105
Debt -term loan	1,609,928	—
Due to related party - promissory notes - current	562,241	—
Convertible notes - current	2,475,162	—
Operating lease liabilities - current	914,800	856,250
Other liabilities	6,969	105,141
Total Current Liabilities	11,351,158	7,984,922

Operating lease liabilities - noncurrent	4,254,173	4,646,383
Deferred revenue - noncurrent	771,747	332,951
Due to related party - promissory notes - noncurrent	840,500	—
Warrants/investment rights liability	699,087	4,621
Derivative liability - non-controlling redeemable preferred shares	—	309,728
Other long-term liabilities	170,794	681,438
Total Liabilities	18,087,459	13,960,043

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and 3,138 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $3,750,201 at December 31, 2024 and December 31, 2023, respectively.	—	4,193,629
Class D Incentive units, zero par value, 1,000,000 units authorized, 0 and 50,000 units issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	—	216,229
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 904,949 issued and 903,269 outstanding at December 31, 2024; 124,659 shares issued and outstanding at December 31, 2023.	6,408	5,927
Treasury stock, at cost, 1,680 shares outstanding at December 31, 2024; 0 shares outstanding at December 31, 2023.	—	—
Additional paid-in capital	164,285,336	155,615,962
Accumulated other comprehensive income	46,494	93,676
Accumulated deficit	(165,599,076)	(148,240,859)
Nuvve Holding Corp. Stockholders’ Equity	(1,260,838)	7,474,706
Non-controlling interests	(28,809)	(4,894,101)
Total Stockholders’ (Deficit) Equity	(1,289,647)	2,580,605
Total (deficit) equity	(1,289,647)	6,990,463
Total Liabilities and Equity	$16,797,812	$20,950,506
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenue
Products	$2,568,573	$5,843,187
Services	2,307,679	2,162,218
Grants	409,977	326,757
Total revenue	5,286,229	8,332,162
Operating expenses
Cost of products	2,124,506	5,804,011
Cost of services	1,410,051	1,177,333
Selling, general, and administrative	17,671,110	24,694,693
Research and development	4,540,993	8,761,400
Total operating expenses	25,746,660	40,437,437

Operating loss	(20,460,431)	(32,105,275)
Other income
Interest (expense) income, net	(767,373)	108,182
Change in fair value of convertible notes	444,656	—
Change in fair value of warrants/investment rights liability	3,662,370	216,263
Change in fair value of derivative liability	(3,626)	49,497
Other, net	(300,408)	436,146
Total other income, net	3,035,619	810,088
Loss before taxes	(17,424,812)	(31,295,187)
Income tax expense	1,600	1,600
Net loss	$(17,426,412)	$(31,296,787)
Less: Net loss attributable to non-controlling interests	(28,809)	(12,456)
Net loss attributable to Nuvve Holding Corp.	$(17,397,603)	$(31,284,331)
Less: Preferred dividends on redeemable non-controlling interests	—	285,595
Less: Accretion on redeemable non-controlling interests preferred shares	—	645,864
Net loss attributable to Nuvve Holding Corp. common stockholders	$(17,397,603)	$(32,215,790)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(26.92)	$(403.57)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	646,329	79,827
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Net loss	$(17,426,412)	$(31,296,787)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(47,182)	17,494
Total comprehensive loss	$(17,473,594)	$(31,279,293)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(28,809)	(12,456)
Comprehensive loss attributable to Nuvve Holding Corp.	$(17,444,785)	$(31,266,837)
Less: Preferred dividends on redeemable non-controlling interests	—	(285,595)
Less: Accretion on redeemable non-controlling interests preferred shares	—	(645,864)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(17,444,785)	$(30,335,378)
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2022	60,680	2,427	—	—	144,073,505	76,182	(116,956,528)	(3,950,186)	23,245,400
Exercise of stock options and vesting of restricted stock units	5,047	203	—	—	1,215,766	—	—	—	1,215,969
Share-based compensation	—	—	—	—	4,459,102	—	—	—	4,459,102
Proceeds from common stock offering, net of offering costs	3,780	150	—	—	884,436	—	—	—	884,586
Proceeds from Direct Offering, net of offering costs	42,901	2,657	—	—	4,983,643	—	—	—	4,986,300
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	(645,864)	(645,864)
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	(285,595)	(285,595)
Issuance of Common Shares related to Warrants	12,250	490	—	—	(490)	—	—	—	—
Currency translation adjustment	—	—	—	—	—	17,494	—	—	17,494
Net loss	—	—	—	—	—	—	(31,284,331)	(12,456)	(31,296,787)
Balances December 31, 2023	124,659	5,927	—	—	155,615,962	93,676	(148,240,859)	(4,894,101)	2,580,605
Common stock reverse split - rounding	192,222	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock units	18,078	19	—	—	(19)	—	—	—	—
Share-based compensation	—	—	—	—	2,620,085	—	—	—	2,620,085
Proceeds from common stock offering, net of offering costs	303,500	304	—	—	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	176,490	123	—	—	(15)	—	—	—	108
Proceeds from Direct Offering, net of offering costs	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(1,680)	—	1,680	$—	—	—	—	—	—
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	—	—
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	—	—
Issuance of Common Shares related to Warrants	90,000	35	—	—	538,985	—	—	—	539,020
Currency translation adjustment	—	—	—	—	—	(47,182)	—	—	(47,182)
Cancellation of non-controlling interests	—	—	—	—	481,220	—	39,386	4,894,101	5,414,707
Net loss	—	—	—	—	—	—	(17,397,603)	(28,809)	(17,426,412)
Balances December 31, 2024	903,269	$6,408	1,680	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)

The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(17,426,412)	$(31,296,787)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	337,971	396,210
Share-based compensation	2,620,127	4,107,634
Change in fair value of warrants liability	(3,263,697)	(216,263)
Change in fair value of convertible notes	(444,656)	—
Change in fair value of derivative liability	3,626	(49,497)
Loss on warrants issuance	305,065	—
Loss on disposal of asset	—	862
Amortization of discount on debt and promissory notes	87,222	—
Gains from the sale of investments securities	—	(325,155)
Noncash lease expense	357,118	476,208
Change in operating assets and liabilities
Accounts receivable	(148,299)	(634,432)
Inventory	1,297,551	5,445,390
Prepaid expenses and other assets	1,506,991	(447,604)
Accounts payable	196,413	(696,098)
Accrued expenses and other liabilities	(1,422,380)	2,191,845
Deferred revenue	259,026	(206,641)
Net cash used in operating activities	(15,734,334)	(21,254,328)
Investing activities
Purchase of property and equipment	(45,395)	(188,433)
Proceeds from sale of investments in equity securities	—	1,325,155
Net cash provided by (used in) investing activities	(45,395)	1,136,722
Financing activities
Proceeds from debt and promissory notes obligations, net of issuance costs	6,470,500	—
Repayment of debt and promissory notes obligations	(654,655)	—
Payment of finance lease obligations	(10,074)	(8,140)
Proceeds from exercise of warrants	155,060	—
Proceeds from Direct Offering of common stock, net of offering costs	—	4,986,300
Proceeds from common stock offering, net of offering costs	8,502,086	884,586
Net cash provided by financing activities	14,462,917	5,862,746
Effect of exchange rate on cash	(6,351)	35,624
Net decrease in cash and restricted cash	(1,323,163)	(14,219,236)
Cash and restricted cash at beginning of year	2,014,660	16,233,896
Cash and restricted cash at end of year	$691,497	$2,014,660

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of cash information:
Cash paid for interest	$563,345	$—
Cash paid for income taxes	$1,600	$—

Supplemental Disclosure of Noncash Investing Activity
Transfer of inventory to property and equipment	—	216,988
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
The Company owns 100% of Nuvve Corporation, a Delaware corporation headquartered in San Diego, California (“Nuvve Corp.”), which was founded on October 18, 2010, to develop and commercialize Vehicle to Grid ("V2G") and grid modernization technologies. Nuvve has developed a proprietary V2G technology, including the Company’s Grid Integrated Vehicle (“GIVe™”) cloud-based software platform, that enables it to link multiple electric vehicle ("EV") batteries into a virtual power plant ("VPP") to provide bi-directional energy to the electrical grid in a qualified and secure manner. The VPP can generate revenue by selling or making available to utility companies excess energy when the price is relatively high or buying energy when the price is relatively low. The V2G technology may allow energy users to reduce energy peak consumption and enable utilities to reduce the required internally generated peak demand. Nuvve’s technology is patent protected. Nuvve’s first commercial operation was proven in Copenhagen in 2016. Since then, Nuvve has established operations in the United States, the United Kingdom, France, and Denmark. In addition to Nuvve’s algorithms and software, Nuvve provides complete V2G solutions to its customers, including V2G bi-directional chargers which are preconfigured to work with Nuvve’s GIVe platform. The Company’s technology is compatible with several charger manufacturers both in Direct Current ("DC") (such as CHAdeMO, a DC charging standard for electric vehicles, enabling seamless communication between the vehicle and the charger) and Alternative Current ("AC") mode.
(b)     Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024 (the “January 2024 Reverse Stock Split”). The January 2024 Reverse Stock Split is already reflected in the year ended December 31, 2023 consolidated financial statement balances.
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
The Reverse Stock Splits were also applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the Reverse Stock Splits. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The Reverse Stock Splits did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the consolidated financial statement have been retroactively adjusted to reflect each of the January 2024 Reverse Stock Split and the September 2024 Reverse Stock Split for all periods presented.
(c)Structure of the Company
Nuvve has two wholly owned subsidiaries, Nuvve Corp. and Nuvve CPO Inc. Nuvve Corp. has four wholly owned subsidiaries: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK (Nuvve Japan), a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
In August 2021, the Company formed Levo Mobility LLC, a Delaware limited liability company ("Levo"), with Stonepeak Rocket Holdings LP, a Delaware limited partnership ("Stonepeak"), and Evolve Transition Infrastructure LP, a Delaware limited partnership ("Evolve"). Stonepeak and Evolve conditional capital contribution commitments expired on August 4, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On October 15, 2024 (the “Closing Date” or “Closing”), the Company, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement (the “Sale Agreement”), pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to the Company for a de minimis price. As a result of the Closing, the Company became the 100% owner of Levo. On December 13, 2024, the Company dissolved Levo as an entity. Levo was a consolidated entity of the Company. Please see Note 2 for the principles of consolidation.
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

In connection with the Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to the Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest. Deep Impact had limited business operations during the year ended December 31, 2024.

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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $165.6 million and $148.2 million as of December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024 and December 31, 2023, the Company incurred an operating loss of $20.5 million and $32.1 million, respectively, and used $15.7 million and $21.3 million, respectively, of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $0.9 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations and satisfy its other obligations through increased revenues and raising additional capital. Management's expectations with respect to the Company’s ability to fund current operations and its other obligations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. However, as such plans are not solely within management’s control management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

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

The Company formed Deep Impact with Nuvve CPO and WISE, in which the Company owns 51% of Deep Impact's common units. The Company has determined that Deep Impact is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Deep Impact and records a non-controlling interest for the share of the entity owned by WISE.

The Company formed Levo with Stonepeak and Evolve, in which the Company owned 51% of Levo's common units. The Company had determined that Levo was a VIE in which the Company was the primary beneficiary. Accordingly, the Company consolidated Levo and recorded a non-controlling interest for the share of the entity owned by Stonepeak and Evolve. On October 15, 2024, the Company, Stonepeak, and Evolve entered into a Limited Liability Company Interest Sale Agreement, pursuant to which Stonepeak and Evolve sold their combined 49% membership interest in Levo to the Company for a de minimis price. In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. On December 13, 2024, the Company dissolved Levo as an entity.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of VIE's assets and liabilities included in the Company’s consolidated balance sheets:

	December 31, 2024	December 31, 2023
Assets
Cash	$10,404	$27,337
Intercompany loan receivable	$930,019	$—
Prepaid expenses and other current assets	52,190	1,363
Total Assets	$992,613	$28,700

Liabilities
Accounts payable and other liabilities	$166,681	$8,380
Promissory notes	$884,676	—
Accrued expenses and dividend payable	—	$620,421
Derivative liability - non-controlling redeemable preferred shares	—	309,728
Total Liabilities	$1,051,357	$938,529
(c)Redeemable Non-Controlling Interest - Mezzanine Equity
Redeemable non-controlling interest represents the shares of the preferred stock issued by Levo to Stonepeak and Evolve (the "preferred shareholders"), who owned 49% of Levo common units. The preferred stock was not mandatorily redeemable or currently redeemable, but it could be redeemable with the passage of time at the election of Levo, the preferred shareholders or a trigger event as defined in the preferred stock agreement. As a result of the contingent put right available to the preferred shareholders, the redeemable non-controlling interests in Levo are classified as mezzanine equity in the Company’s consolidated balance sheets as mezzanine equity. The initial carrying value of the redeemable non-controlling interest is reported at the initial proceeds received on issuance date, reduced by the fair value of embedded derivatives resulting in an adjusted initial carrying value. The adjusted initial carrying value is further adjusted for the accretion of the difference with the redemption price value using the effective interest method. The accretion amount is a deemed dividend recorded against retained earnings or, in its absence, to additional-paid-in-capital. The carrying amount of the redeemable non-controlling interest is measured at the higher of the carrying amount adjusted each reporting period for income (or loss) attributable to the non-controlling interest, or the carrying amount adjusted each reporting period by the accretion amount. See Note 19 for details.
In connection with, and pursuant to Stonepeak and Evolve sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the redeemable non-controlling interest, the redeemable preferred stock, including the accumulated unpaid accrued preferred dividends, were cancelled during year ended December 31, 2024.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company on October 15, 2024, the Company became the 100% owner of Levo. As result, the Class D Incentive Units were cancelled.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(j)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The total amount securing the letter of credit and recorded as restricted cash as of December 31, 2024 and December 31, 2023 was $320,000 and $480,000, respectively.
(k)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains an allowance for credit losses on customer accounts when deemed necessary. Based on the analysis, the Company recorded an allowance for credit losses as of December 31, 2024 and December 31, 2023. See Note 7 for details.
(l)Concentrations of Credit Risk

At December 31, 2024 and 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2024 and 2023, three customers accounted for 33.2%, and three customers accounted for 30.3% of total revenue, respectively.

During the years ended December 31, 2024 and 2023, the Company's top five customers accounted for approximately 42.3% and 38.9%, respectively, of the Company’s total revenue.

At December 31, 2024, three customers in aggregate accounted for 71.6% of accounts receivable. At December 31, 2023, three customers in aggregate accounted for 60.9% of accounts receivable.

Approximately 81.3% and 74.0% of the Company’s trade accounts receivable balance was with five customers at December 31, 2024 and 2023, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all potential credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
(m)Inventories
Inventories, consisting primarily of DC chargers, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current selling prices less costs of disposal. At December 31, 2024, and December 31, 2023, the Company’s inventories consisted solely of finished goods, components parts and carbon credits. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(p)Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the years ended December 31, 2024 and 2023.
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
In February 2019, the Company invested in common shares of Dreev SaS, (“Dreev”). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of December 31, 2024, and December 31, 2023, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2024 or the year ended December 31, 2023.
(r)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. For the years ended December 31, 2024 and 2023, the Company did not contribute to the savings plan.
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
(t)Net Loss Per Share Attributable to Common Stockholders
The Company’s basic and diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests, preferred dividends on redeemable non-controlling interest, and accretion on preferred shares on redeemable non-controlling interest from the consolidated net earnings or loss (Note 15).

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
The Company occasionally enters into agreements with third parties that include payment of management fees for services such as project design, planning, and management. Revenue on such agreements are recognized based on pre-agreed fees schedule on the performance obligations.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(w)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, and costs incurred to obtain or to perform contracts, and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of December 31, 2024, and December 31, 2023 and determined that these costs are recoverable.
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
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, if the Company determines that it is not more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(ab)Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also provide new segment disclosure requirements for entities with a single reportable segment, and expand the interim segment disclosure requirements. ASU 2023-07 is effective for the fiscal year ended December 31, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company adopted the guidance effective for the fiscal year ended December 31, 2024. The adoption of the guidance did not have a material impact on the consolidated financial statements. See Note 20 for disclosure.
(ac)Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s fiscal year ending December 31, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires a public business entity ("PBE") to disclose, on an annual and interim basis, additional information about certain costs and expenses in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, a PBE is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. Additionally, a PBE is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires a PBE to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. Effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Years Ended December 31,
	2024	2023
Revenue recognized over time:
Services - engineering and others (1)	$1,986,008	$1,322,953
Grid services	321,671	839,265
Grants	409,977	326,757
Revenue recognized at point in time:
Products	2,568,573	5,843,187
Total revenue	$5,286,229	$8,332,162
__________________
(1) Amount includes $848,929 of management fees earned related to Fresno EV infrastructure project management.
The aggregate amount of revenue for the Company’s existing contracts with customers as of December 31, 2024 expected to be recognized in the future, and classified as deferred revenue on the consolidated balance sheet for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2025	$506,496
2026	466,594
2027	154,737
2028	78,250
Thereafter	72,166
Total (1)	$1,278,243
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.
The following table summarizes the Company’s revenues by geography:

	Years Ended December 31,
	2024	2023

United States	$4,979,722	$7,858,583
United Kingdom	—	33,047
Denmark	306,507	440,532
	$5,286,229	$8,332,162

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2024 and December 31, 2023, using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024	Total Gains (Losses) For The Year Ended December 31, 2024
Recurring fair value measurements
Private warrants - February 2020	$—	$—	$—	$—	$—
2022 July Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$4,621
2024 February Institutional/Accredited Investor Warrants	$—	$—	$291,566	$291,566	$3,500,751
2024 October Institutional/Accredited Investor Warrants	$—	$—	$292,234	$292,234	$143,277
Senior Convertible Notes - October 2024	$—	$—	$2,475,162	$2,475,162	$444,656
Additional Investment Rights - October 2024	$—	$—	$5,950	$5,950	$13,721
2024 December Institutional/Accredited Investor Warrants	$—	$—	$109,337	$109,337	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$(3,626)
Total recurring fair value measurements	$—	$—	$3,174,249	$3,174,249	$4,103,400

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023	Total Gains (Losses) For The Year Ended December 31, 2023
Recurring fair value measurements
Private warrants - February 2020	$—	$—	$—	$—	$2,000
2022 July Institutional/Accredited Investor Warrants	$—	$—	$4,621	$4,621	$214,263
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$309,728	$309,728	$49,497
Total recurring fair value measurements	$—	$—	$314,349	$314,349	$265,760
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 12) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2024:

	Private Warrants - February 2020	2022 July Institutional/Accredited Investor Warrants	2024 February Institutional/Accredited Investor Warrants	2024 October Institutional/Accredited Investor Warrants	Senior Convertible Notes - October 2024	Additional Investment Rights - October 2024	2024 December Institutional/Accredited Investor Warrants	Non-controlling redeemable preferred shares - derivative liability
Balance at December 31, 2023	$—	$4,621	$—	$—	$—	$—	$—	$309,728
Initial fair value	—	—	3,792,317	435,511	2,919,818	19,671	109,337	—
Cancelled - non-controlling redeemable preferred shares	—	—	—	—	—	—	—	(313,354)
Total (gains) losses for period included in earnings	—	(4,621)	(3,500,751)	(143,277)	(444,656)	(13,721)		3,626
Balance at December 31, 2024	$—	$—	$291,566	$292,234	$2,475,162	$5,950	$109,337	$—

The fair value of the level 3 Private Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 2.2 years, risk free rate of 4.18%, no dividends, volatility of 60.0%, and strike price of $4,600.00.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 2022 July Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.0 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $3.12 and strike price of $1,500.00.

The fair value of the level 3 2022 July Institutional/Accredited Investor Warrants was estimated at December 31, 2023 using the Black-Scholes model which used the following inputs: term of 4.10 years, risk free rate of 3.92%, no dividends, volatility of 63.0%, common stock price of $1.20 and strike price of $1,500.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 4.09 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $20.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 4.80 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $3.26.

The fair value of the level 3 derivative liability - non-controlling redeemable preferred shares are estimated at December 31, 2023 using the Monte Carlo Simulation model which used the following inputs: terms range from 0.6 years to 7.0 years, risk free rate of 3.87%, no dividends, volatility of 79.0% and probability of redemptions triggered of 75.0%.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2024 and 2023.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.

Note 5 - Derivative Liability - Non-Controlling Redeemable Preferred Stock

The Company had determined that the redemption features embedded in the non-controlling redeemable preferred stock of Levo is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the redemption features as a derivative liability is required because its economic characteristics and risks of the redemption features are considered more akin to a debt instrument, and therefore, not considered to be clearly and closely related to the economic characteristics and risks of the redeemable preferred stock host instrument. The economic characteristics of the redemption features are considered more akin to debt instrument because the minimum redemption value could be greater than the face amount of the preferred stock, the redemption features are contingently exercisable, and the preferred stock carry a fixed mandatory dividend.

Accordingly, the Company had recorded an embedded derivative liability representing the estimated fair value of the right of the holders to exercise their redemption option upon the occurrence of a redemption event. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liability” financial statement line item of the Company’s consolidated statements of operations. For additional information on the non-controlling redeemable preferred stock, see Note 19.

The following table displays the fair value of derivatives by balance sheet line item:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2024	December 31, 2023
Other long term liabilities:
Derivative liability - non-controlling redeemable preferred shares	$—	$309,728

The fair value balance of the level 3 derivative liability - non-controlling redeemable preferred shares was written-off as the preferred shares were cancelled as of December 31, 2024 as a result of the Company becoming the 100% owner of Levo (See Note 1).

Note 6 – Investments
The Company accounts for its 5% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero and $43,399 for the years ended December 31, 2024 and December 31, 2023, respectively. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the consolidated statements of operations.

Note 7 – Account Receivables, Net
The following tables summarizes the Company's account receivables:

		As of December 31,
		2024	2023
Trade receivables		$2,463,821	$2,107,497
Less: allowance for credit losses		(315,623)	(382,598)
	Accounts receivable, net	$2,148,198	$1,724,899

Allowance for credit losses:

	Balance December 31, 2022	$(58,834)
	Provision	(323,764)
	Write-off	—
	Recoveries	—
	Balance December 31, 2023	$(382,598)
	Provision	(41,082)
	Write-off	—
	Recoveries	108,057
	Balance December 31, 2024	$(315,623)

Note 8 – Inventories
The following table summarizes the Company’s inventories balance by category:

	As of December 31,
	2024	2023
DC Chargers	$3,966,115	$5,275,934
AC Chargers	474,154	236,316
Component parts and Carbon Credits	151,633	377,203
Total	$4,591,902	$5,889,453

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			As of December 31,
				2024	2023
Computers & servers	1 year	to	3 years	$171,977	$154,337
Vehicles	5 years	to	7 years	65,414	65,577
Office furniture and equipment	3 years	to	5 years	366,323	366,323
DC Chargers (1)	5 years	to	7 years	621,707	598,820
Total				1,225,421	1,185,057
Less: Accumulated Depreciation				(611,463)	(418,793)
Property, plant and equipment, net				$613,958	$766,264

				As of December 31,
				2024	2023
Depreciation expense				$198,534	$249,123
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

Note 10 – Intangible Assets
At both December 31, 2024 and 2023, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets were $139,437 for each of the years ended December 31, 2024 and 2023. Accumulated amortization totaled $1,028,790 and $889,353 at December 31, 2024 and 2023, respectively.

The net amount of intangible assets of $1,062,766 at December 31, 2024, will be amortized over the weighted average remaining life of 7.8 years.
Total estimated future amortization expense is as follows:

2025	$139,437
2026	137,770
2027	132,770
2028	132,770
2029	132,770
Thereafter	387,249
$1,062,766

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Debt
The following is a summary of debt as of December 31, 2024 and 2023 :

	As of December 31,
	2024	2023
Term loan (1)	$1,445,345	$—
Promissory Notes - August 16, 2024	884,676	—
Promissory Notes - August 27, 2024 (2)	516,818	—
Senior Convertible Notes - October 2024 (3)	2,475,162	—
Senior Convertible Notes - December 2024	250,000	—
Total outstanding principal balance	5,572,001	—
Less: unamortized debt issuance costs and discounts	(84,170)	—
Total debt	5,487,831	—
Less: current portion of long-term debt	4,647,331	—
Long-term debt, net of current portion	$840,500	$—
__________________
(1) Principal balance and interest of $483,812 was fully repaid in March 2025.
(2) Principal balance and interest of $516,818 was fully repaid in January 2025.
(3) Amount represents the fair value of the convertible notes.
As of December 31, 2024, the total future maturities of the principal amounts of the debt obligations are as follows:

2025	$4,647,331
2026	—
2027	840,500
$5,487,831
Term Loan
On August 9, 2024 and November 27, 2024, the Company entered into a Subordinated Business Loan and Security Agreement ("Term Loan") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The August 9, 2024 and November 27, 2024 Term Loans are short-term, fixed interest rate obligations. Principal and interest on the two Term Loans are payable in arrears weekly. The August 9, 2024 and November 27, 2024 Term Loans are secured by certain of the Company's assets, and were evidenced by a subordinated secured promissory note.
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term Loan	8/9/2024	3/6/2025	$1,000,000	$483,812	2.96%	153.90%
Term Loan	11/27/2024	6/27/2025	$1,000,000	$961,533	2.96%	153.90%
Interest expense paid on the Term Loans for the year ended December 31, 2024 was $627,929. There was no interest expense on the Term Loans for the year ended December 31, 2023.
On March 6, 2025, the Company repaid fully the principal balance and interest of $483,812 of the August 9, 2024 Term Loan.
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
an original principal amount of $750,000 (the “Principal Amount”). As of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense paid on the SPV Promissory Notes for the year December 31, 2024 was $44,176. There was no interest expense on the SPV Promissory Notes for the year December 31, 2023.
Promissory Notes - August 27, 2024
On August 27, 2024, the Company issued promissory notes with conversion option to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer (collectively, the “Note Holders”) of the Company, respectively, in exchange for an aggregate of $500,000 (the "Nuvve Promissory Notes"). Each Nuvve Promissory Note was issued with an original Principal Amount of $250,000. The Principal Amount of each Nuvve Promissory Note includes an original issue discount of $12,500, or 5.00%. In exchange for the Nuvve Promissory Notes, each Note Holder paid a purchase price of $237,500 (the “Non-OID Principal Amount”) in cash to the Company, for aggregate gross proceeds to the Company of $475,000.
The Nuvve Promissory Notes accrue interest at a rate of 10.50% per annum, subject to an increase to 12.5% upon the occurrence of an event of default (as that term is defined in the Nuvve Promissory Notes), and have a maturity date of October 31, 2024 (the “Maturity Date”). Pursuant to the Nuvve Promissory Notes, all accrued and unpaid interest and principal amount are payable in cash on the Maturity Date. If the Company consummates a Change of Control (as such term is defined in the Nuvve Promissory Notes), the outstanding balance of the Nuvve Promissory Note plus any unpaid accrued interest will become immediately due and payable.

Upon the occurrence of an event of default, as defined in the Nuvve Promissory Note agreement, each Note Holder may at its option require all principal and unpaid accrued interest become immediately due and payable in full. Further, at any time after the occurrence of an event of default, each Note Holder may convert any outstanding principal and unpaid accrued interest under the Nuvve Promissory Notes into shares of the Company’s common stock, at a conversion price per share of $0.492. The issuance of the Nuvve Promissory Notes was and, upon any conversion of the Nuvve Promissory Notes, the issuances of any conversion shares of common stock issued thereunder will be, exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

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
Interest expense on the Nuvve Promissory Notes for the year ended December 31, 2024 was $18,065. There was no interest expense paid on the Nuvve Promissory Notes for the year ended December 31, 2023.
On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes for a total amount repaid of $523,097.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In conjunction with the October Notes, the Company issued to the investors warrants to purchase an aggregate of 1,102,295 shares of Common Stock, representing 100.0% of the shares (the “Warrant Shares”) of Common Stock that each October Note is convertible into as of the issuance of the October Notes, at an exercise price of $3.78 per share (the “Exercise Price”), which was the most recent closing price of the Common Stock prior to the closing as reported by the Nasdaq Stock Market LLC (“Nasdaq”).
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

On December 31, 2024 the Company issued a convertible note to an investor for $250,000. Under the anti-dilution provisions in the October Notes agreement, existing holders of the October Notes conversion price, and the warrant exercise price adjusted after December 31, 2024 to the lower of a new fixed price $2.638 or the variable price based on the average of the five lowest prices over the prior ten trading days prior to the note conversion and warrant exercise.

Additionally, for so long as the October Notes or the Warrants remain outstanding, the investors shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time commencing after the six-month anniversary of the October Notes closing, to purchase up to an aggregate of $12,500,000 additional Notes and Warrants (the “Additional Notes” and “Additional Warrants,” respectively). The Additional Notes and Additional Warrants shall have the same terms as the October Notes and Warrants, except that the conversion price of the Additional Notes and the exercise price of the Additional Warrants shall each be equal to 95.00% of the average of the five lowest daily prices in the ten trading days prior to the date such investor exercises its Additional Investment Right.

The October Notes and warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the October Notes for the year ended December 31, 2024 was $52,685.
Subsequent to December 31, 2024, the accredited investors have converted most of the October Notes to the Company's shares of common stock pursuant to the securities purchase agreement. Please see Note 21 for details.
Senior Convertible Notes - December 2024
On December 31, 2024, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with an accredited institutional and individual investors (the “December Investor”), pursuant to which the Company agreed to issue to the December Investor (i) a $250,000 principal amount (the “December Principal Amount”) senior convertible promissory note, carrying a 10.00% original issue discount (the “December Note”), convertible into shares of our common stock and (ii) an accompanying warrant (the “December Warrant”) to purchase shares of Common Stock (the “December Private Placement”). On December 31, 2024, the Company closed the December Private Placement and issued the December Note and the December Warrant (the “Closing”).
The December Note have a term of 12 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of December 31, 2025. The December Note is convertible at the option of the December Investor, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.931 per share. In conjunction with the December Note, the Company issued to the December Investor warrants to purchase an aggregate of 85,287 shares of Common Stock, at an exercise price of $3.26 per share.
Interest expense on the December Note for the year ended December 31, 2024 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stockholders’ Equity

Reverse Stock Split
The Reverse Stock Splits did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. Following the January 2024 Reverse Stock Split's effectiveness on January 19, 2024, all references in the consolidated financial statements to number of shares of common stock issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1- for - 40 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
Additionally, at the Company’s Annual Meeting of Stockholders held on September 9, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, and the Board approved a 1-for-10 reverse split ratio for the September 2024 Reverse Stock Split, which became effective September 17, 2024. Therefore, in addition to the January Reverse Stock Split, following the September 2024 Reverse Stock Split's effectiveness on September 17, 2024, all references in the consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1- for - 10 September 2024 Reverse Stock Split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented.
No fractional shares were issued in connection with the reverse stock splits and each fractional share resulting from the reverse stock splits were rounded up to the next whole share. As a result of the reverse stock split, 192,222 additional shares of common stock were issued in lieu of fractional shares.
Authorized Shares
As of December 31, 2024, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).

On February 21, 2025, the shareholders of the Company, in a special election approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 100,000,000 shares to 200,000,000 shares.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
February 2024 Public Offering

On January 31, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”) regarding an underwritten public offering of our securities (the “Offering”). The Offering was conducted pursuant to our Registration Statement on Form S-1 filed with the SEC, which was declared effective as of January 31, 2024. On February 2, 2024, the Company completed the Offering for gross proceeds of approximately $9.6 million prior to deducting underwriting discounts and commissions and offering expenses. Craig-Hallum received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the Offering, and is further entitled to receive 7.0% of the gross proceeds received by us in connection with the exercise of any of the outstanding Series B Warrants issued in the Offering.

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

Each share of common stock and Pre-Funded Warrant issued in the Offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of common stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $20.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $19.9990, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, we granted Craig-Hallum warrants to purchase up to 48,000 shares of common stock (the “Underwriter Warrants”) at an exercise price of $20.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 24,000 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering. The Company recorded a loss on warrants issued of $305,065 on the date of issuance, which is the excess amount of fair value of the warrants issued over the net proceeds received, and presented in the consolidated statements of operations in "Other, net”.
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
2023 ATM Offering Program

On January 31, 2023, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as the sales agent (the “Agent”), pursuant to which the Company may offer and

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
sell, from time to time through the Agent, shares of its common stock (the “Shares”), having an aggregate offering price of up to $25,000,000. The Company paid the Agent a commission of 3.0% of the aggregate gross sales prices of the Shares. The Company reimbursed the Agent for fees and disbursements of its legal counsel in the amount of $50,000. During the year ended December 31, 2023, the Company sold 3,780 shares of common stock pursuant to the ATM Agreement at an average price of $256.00 per share for aggregate net proceeds of approximately $0.9 million. Effective October 16, 2023, the Company and the Agent agreed to terminate the ATM Agreement.
February 2023 Registered Direct Offering

On February 17, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 1,359 shares of common stock in a registered direct offering (the “February 2023 Offering”). The offering price for the shares was $368.00 per share of common stock. The closing of the February 2023 Offering occurred on February 21, 2023. The aggregate gross proceeds from the February 2023 Offering was approximately $0.5 million. Chardan Capital Markets LLC acted as the placement agent for the February 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
April 2023 Registered Direct Offering

On April 14, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 4,545 shares of common stock in a registered direct offering (the “April 2023 Offering”). The offering price for the shares was $220.00 per share of common stock. The closing of the April 2023 Offering occurred on April 17, 2023. The aggregate gross proceeds from the April 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the April 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
June 2023 Registered Direct Offering
On June 6, 2023, the Company entered into a subscription agreement with a certain institutional and accredited investor, relating to the issuance and sale of 6,231 shares of common stock in a registered direct offering (the “June 2023 Offering”). The offering price for the shares was $160.00 per share of common stock. The closing of the June 2023 Offering occurred on June 6, 2023. The aggregate gross proceeds from the June 2023 Offering was approximately $1.0 million. Chardan Capital Markets LLC acted as the placement agent for the June 2023 Offering and received a sales commission of 6.0% of the gross proceeds.
October 2023 Offerings
On October 18, 2023, the Company entered into a marketed offering relating to the issuance and sale of 17,857 shares of its common stock. The offering price for the shares was $56.00 per share of common stock. The closing of the offering occurred on October 20, 2023. The aggregate gross proceeds from the market offering was approximately $1.0 million. Aegis Capital Corp acted as the underwriting agent of offering and received underwriting discounts and commissions equal to 7.0% of the gross proceeds. In addition, the Company granted Aegis Capital Corp. a 45-day option to purchase up to 267,857 of additional shares of common stock, less underwriting discounts and commissions solely to cover over-allotments. On October 20, 2023, Aegis exercised the option to purchase over-allotments shares of 1,993 at offering price of $56.00 per share. The aggregate gross proceeds from the exercise of over-allotments shares was approximately $0.1 million. Aegis Capital Corp received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the exercise of the over-allotment option.

On October 25, 2023 the Company entered into a definitive agreement with a single institutional investor for the purchase and sale of 34,432 shares of common stock and pre-funded warrants to acquire shares of common stock in a registered direct offering. The purchase price of each share was $60.00 per share. The purchase price for the pre-funded warrants is equivalent to the purchase price for the shares, less the exercise price of $0.0001. The aggregate gross proceeds to the Company was approximately $2.1 million. The transaction closed on October 27, 2023, and was subject to the satisfaction of customary closing conditions.
Securities Purchase Agreement, Pre-Funded Warrants and Warrants

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 5,375 shares (the “Shares”) of common stock (the “Common Stock”), pre-funded warrants to purchase an aggregate of 4,625 shares of Common Stock (the “Pre-Funded Warrants”), and warrants (the “July 2022 Warrants”) to purchase an aggregate of 10,000 shares of Common Stock in a registered direct offering (the “July 2022 Offering”). The offering closed on July 29, 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The offering price for the Shares, and accompanying July 2022 Warrants, was $1,400.00 per Share and the offering price for the Pre-Funded Warrants, and accompanying was $1,399.96 per Pre-Funded Warrant, which represents the per Share public offering price less $0.040 per share exercise price for each Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.040 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The July 2022 Warrants have an exercise price of $1,500.00 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and each July 2022 Warrant is exercisable for one share of Common Stock. The July 2022 Warrants are exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are be exercisable immediately upon issuance. The Pre-Funded Warrants terminate when fully exercised and the July 2022 Warrants terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the July 2022 Offering were approximately $14.0 million and net proceeds were approximately $13.1 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants. The Company used the net proceeds from the July 2022 Offering for working capital and general corporate purposes. The fair values of the Pre-Funded warrants are recorded in the consolidated balance sheets in additional-paid-in capital in stockholders' equity as the Pre-Funded warrants are indexed to the Company’s common stock and meet the conditions for equity classification. The Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value of the unvested warrants recorded in the consolidated statement of operations.

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
Each of the Public Warrants and Private Warrants entitles the holder to purchase one-half of a share of Nuvve’s Common Stock at a price of $4,600.00 per share. The term of the warrants commenced on March 19, 2021, the date of completion of the Business Combination, and expire on March 19, 2026. The Company may redeem the Public Warrants at a price of $4.00 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $6,600.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company decides to redeem the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”
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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. The Private Warrant is reflected as a liability in the consolidated balance sheet as of December 31, 2024 and 2023, and the change in the fair value of the Private Warrant for the years ended December 31, 2024 and 2023 in the consolidated statements of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the consolidated statement of operations.
In conjunction with the issuance of December 31, 2024 Term Loan and October Notes (see Note 11), the Company issued to the investors private warrants to purchase an aggregate of 85,287 and 1,102,295 shares of Common Stock, respectively, at an exercise price of $3.26 and $3.78 per share, respectively. The private warrants are reflected as a liabilities in the consolidated balance sheet as of December 31, 2024, and the change in the fair value of the private warrants for the year ended December 31, 2024 in the consolidated statements of operations. See Note 4 for details of changes in fair value of the private warrants recorded in the consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Canceled	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	7,188	—	—	7,188	$4,600.00	March 19, 2026
Private Warrants - February 2020	341	—	—	341	$4,600.00	March 19, 2026
PIPE Warrants	3,384	—	—	3,384	$4,600.00	March 19, 2026
Private Pre-Funded Warrants - July 2024	60,000	60,000	—	—	$0.0010	Until Exercised in Full
Stonepeak/Evolve Warrants - series B	5,000	—	5,000	—	$4,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series C	2,500	—	2,500	—	$6,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series D	2,500	—	2,500	—	$8,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series E	2,500	—	2,500	—	$12,000.00	May 17, 2031
Stonepeak/Evolve Warrants - series F	2,500	—	2,500	—	$16,000.00	May 17, 2031
2022 July Institutional/Accredited Investor Warrants	10,000	—	—	10,000	$1,500.00	January 29, 2028
Underwriter Warrants - February 2024 offering	48,000	—	22,500	25,500	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Pre-Funded Warrants	57,500	57,500	—	—	$0.0010	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	—	480,000	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series B	480,000	30,000	450,000	—	$20.00	November 2, 2024
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	450,000	30,000	$20.00	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	1,102,295	—	—	1,102,295	$3.78	October 31, 2029
2024 December Institutional/Accredited Investor Warrants	85,287	—	—	85,287	$3.26	December 31, 2029
	2,828,995	147,500	937,500	1,743,995
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, a unit purchase option ("UPO") to purchase up to a total of 791 units at $4,600.00 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $4,600.00 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity in the consolidated balance sheets as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	As of December 31,
	2024	2023
Shares repurchased	1,680	—
Average purchase price per share	$0.0001	$—
Amount spent on repurchased shares	$0.17	$—
Aggregate Board of Directors repurchase authorizations during the period	$1,680	$—
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Share-Based Compensation
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the common shares reserved for issuance under the plan by 10,000 shares. As of December 31, 2024, there is an aggregate of 63,497 common shares reserved for issuance under the 2020 Plan and may reset on January 1 of each year, based on a formula set forth in the Equity Incentive Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. Forfeitures are accounted for as they occur. As of December 31, 2024, a total of 55,398 shares of common stock remained available for future issuance under the 2020 Plan.
Share-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Years Ended December 31,
	2024	2023
Options	$2,370,564	$2,676,963
Restricted stock	249,395	1,616,782
Stock options - modified options	169	43,139
Profit interest units	—	(229,250)
Total	$2,620,127	$4,107,634
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes option pricing model to calculate the fair value of stock options granted for the year ended December 31, 2024 the 2020 Plan.
There were no options granted during the year ended December 31, 2024.
The following is a summary of the stock option activity under the 2010 Plan for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	1,916	1,033.98	3.53	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - December 31, 2024	1,916	1,033.98	2.54	—
Options Exercisable at December 31, 2024	1,916	1,033.98	2.54	—
Option Vested at December 31, 2024	1,916	1,033.98	2.54	—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the stock option activity under the 2020 Plan for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2023	4,931	3,773.62	7.91	—
Granted	—	—	0.00	—
Exercised	—	—	—	—
Forfeited	(100)	618.64	—	—
Expired/Cancelled	(88)	1,900.59	—	—
Outstanding - December 31, 2024	4,743	3,874.89	6.68	—
Options Exercisable at December 31, 2024	3,415	5,024.23	6.39	—
Option Vested at December 31, 2024	3,415	5,024.23	6.39	—
There were no options granted during the year ended December 31, 2024.
During the year ended December 31, 2021, 4,100 options were modified to lower the exercise price by $240.00 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the year ended December 31, 2024 and December 31, 2023, respectively, was $169 and $43,139, respectively.
Other Information:

	Years Ended December 31,
	2024	2023
Amount received from option exercised	$—	$—

	December 31, 2024		Weighted average remaining recognition period
Total unrecognized options compensation costs	$593,163		0.35
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2023, and changes during the year ended December 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	1,051	2,206.09
Granted	—	—
Vested/Release	(36)	1,420.98
Cancelled/Forfeited	(1,015)	266.19
Nonvested and Outstanding at December 31, 2024	—	—
As of December 31, 2024, there was zero of total unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Income Taxes

Income (loss) before taxes includes the following components:
	Years Ended December 31,
	2024	2023
United States	$(16,425,567)	$(29,832,486)
Foreign	(999,245)	(1,462,701)
Total income (loss) before income taxes	(17,424,812)	(31,295,187)

Income tax expense is summarized as follows:

	Years Ended December 31,
	2024	2023
Federal	$—	$—
State	1,600	1,600
Current income tax expense	1,600	1,600

Federal	—	—
State	—	—
Deferred income tax expense	$—	$—

Income tax expense	$1,600	$1,600

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% to loss before taxes is as follows:

	Years Ended December 31,
	2024	2023
Federal income tax benefit at statutory federal tax rate	$(3,659,211)	$(6,571,989)
State income tax, net of federal benefit	(792,182)	(1,867,043)
Noncontrolling interest	—	2,616
Stock compensation	516,159	(781,075)
Change in fair value of warrants	(714,690)	(45,415)
Change in valuation allowance	4,335,676	9,298,929
Finance costs	—	(41,391)
Other	315,848	6,968
Income tax expense	$1,600	$1,600

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
	2024	2023
Equity investment	$(386,544)	$(467,463)
Accrued liabilities and other	3,043,132	3,300,936
Right-of-use assets	(1,158,556)	(1,261,194)
Lease liabilities	1,332,754	1,434,002
Research and experimental expenditures	2,678,310	2,689,390
Net operating losses	26,176,691	21,654,440
Net deferred tax assets (liabilities) before valuation allowance	31,685,787	27,350,111
Valuation allowance	(31,685,787)	(27,350,111)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $95,157,000 and state net operating loss carryforwards of approximately $53,231,000. Of the federal net operating loss carryforwards, $3,070,000 will begin to expire in 2034, and the remainder do not expire. The state net operating loss carryforwards will begin to expire in 2034. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that there has not been a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects that it will be able to utilize these tax attributes.

A valuation allowance of $31,685,787 as of December 31, 2024, has been established against the Company’s deferred tax assets as it is more likely than not such assets will not be realized. The valuation allowance increased by $4,335,676 during the year ended December 31, 2024. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.

As of December 31, 2024, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal and state income tax as well as income tax in various foreign countries. Due to net operating loss carryforwards from earlier years, the Company’s U.S. income tax returns are open to audit for the years ended December 31, 2014 through 2024. The Company’s foreign income tax returns are open to audit for the years ended December 31, 2018 through 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2024	2023
Net loss attributable to Nuvve Holding Corp. common stockholders	$(17,397,603)	$(32,215,790)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	646,329	79,827
Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(26.92)	$(403.57)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Years Ended December 31,
	2024	2023
Stock options issued and outstanding	1,916	6,906
Nonvested restricted stock issued and outstanding	4,743	1,117
Public warrants	7,188	7,188
Private warrants	341	341
PIPE warrants	3,384	3,384
Stonepeak and Evolve warrants	—	15,000
Stonepeak and Evolve options	—	12,500
Institutional/Accredited Investor Pre-Funded Warrants	—	11,267
Institutional/Accredited Investor Warrants	10,000	10,000
Underwriter Warrant - February 2024 offering	25,500	—
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—
2024 February Institutional/Accredited Investor Warrants - series C	30,000	—
2024 October Institutional/Accredited Investor Warrants	1,102,295	—
2024 December Institutional/Accredited Investor Warrants	85,287	—
Total	1,750,654	67,703

Note 16 – Related Parties
As described in Note 6, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests. The consulting services was zero for the year ended December 31, 2024 and $43,399 for the year ended December 31, 2023.
During the year ended December 31, 2024, the Company recognized revenue of $159,629 from an entity that is an investor of the Company. During the year ended December 31, 2023, the Company recognized revenue of $192,413 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2024 and December 31, 2023, from the same entity that is an investor in the Company.
As described in Note 11, on August 27, 2024, the Company issued Promissory Notes with a conversion option to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, in exchange for an aggregate principal amount of $500,000. Each Promissory Note was issued with an original principal amount of $250,000. On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes (see Note 20) for a total amount repaid of $523,097.
As described in Note 11, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
As described in Note 11, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock.

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
Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2024	December 31, 2023

Operating lease assets	Right-of-use operating lease assets	$4,493,360	$4,839,526
Finance lease assets	Property and equipment, net	6,890	13,154
Total lease assets		$4,500,250	$4,852,680

Operating lease liabilities - current	Operating lease liabilities - current	$914,800	856,250
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,254,173	4,646,383
Finance lease liabilities - current	Other liabilities - current	6,969	7,391
Finance lease liabilities - noncurrent	Other long-term liabilities	1,519	7,764
Total lease liabilities		$5,177,462	$5,517,788

The components of lease expense are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2024	2023

Operating lease expense	Selling, general and administrative	$912,671	$914,533
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	5,568	5,779
Interest on finance lease liabilities	Interest (expense) income, net	1,180	1,801
Total lease expense		$919,419	$922,113

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	December 31, 2024	December 31, 2024
2025	$953,976	$7,344
2026	981,717	1,742
2027	987,955	—
2028	937,727	—
2029	925,564	—
Thereafter	1,935,262	—
Total lease payments	6,722,201	9,086
Less: interest	(1,553,227)	(598)
Total lease liabilities	$5,168,974	$8,488

Lease term and discount rate:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease terms (in years):
Operating lease	6.7	7.8
Finance lease	1.3	2.5

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Information:

	Years Ended December 31,	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$357,118	$476,208
Operating cash flows from finance leases related to interest expense	$1,180	$1,801
Financing cash flows from finance leases	$10,074	$8,140

Leased assets obtained in exchange for new finance lease liabilities	$6,890	$13,154
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
In July 2024, the Company entered into a sublease agreement to sublease a portion of the Company's 7,842 square foot office space. The term of the sublease is 7.5 years with fixed base rental income ranging from $15,400 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2024	2023
Sublease income	Other, net	$381,894	$466,888

Lessor
In 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $101,415 and $112,255 at December 31, 2024 and 2023, respectively.
Lease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2024	2023
Lease income	Products	$36,201	$24,027
Interest income	Products	18,584	13,987
Total lease income		$54,785	$38,014

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
(b)     Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the years ended December 31, 2024 and 2023, $124,000 and $266,667, respectively, were paid under the research agreement. At December 31, 2024, we have $217,713 remaining to be paid under the agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of December 31, 2024 and December 31, 2023, no royalty expenses had been incurred under this agreement.
The licensing agreement was replaced in November 2017, the Company executed an agreement ("IP Acquisition Agreement") with the University of Delaware (Seller) whereby all right, title, and interest in the licensed intellectual property was assigned to the Company in exchange for an upfront fee of $500,000 and the Company's common shares valued at $1,491,556. The total acquisition cost of $1,991,556 was capitalized and is being amortized over the fifteen years expected life of the patents underlying the intellectual property. Under the terms of the agreement, the Company will pay up to an aggregate $7,500,000 in royalties to the Seller upon achievement of milestones, related to the aggregate number of vehicles that have had access to the Company’s GIVe platform system for a period of at least 6 consecutive months, and for which the Company has received monetary consideration for such access pursuant to a subscription or other similar agreement with the vehicle’s owner as follows:

Milestone Event: Aggregated Vehicles	Milestone Payment Amount
10,000	$500,000
20,000	750,000
40,000	750,000
60,000	750,000
80,000	750,000
100,000	1,000,000
200,000	1,000,000
250,000	2,000,000
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of December 31, 2024, no royalty expenses had been incurred under this agreement.
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
On February 21, 2025, the Company initiated a legal action against Rhombus related to its refusal to honor certain warranty and commissioning obligations with respect to DC Chargers the Company purchased from Rhombus. Rhombus has in turn filed a demand for an arbitration claiming that the Company breached terms of the previous settlement agreement between the Company and Rhombus by failing to purchase additional DC Chargers. The Company believes it has no obligation to purchase additional non-conforming DC Chargers. Therefore, the Company believes that Rhombus’s position does not have any merit, and it intends to exercise all available rights and remedies in its legal action against Rhombus. The outcome of any such proceedings are inherently uncertain, and the amount and/or timing of any gains or expenses resulting from such proceedings is not reasonably estimable at this time.

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

On November 1, 2023, the court granted the Company's petition for preliminary injunction requiring the dealership to release and provide keys for the four buses and to provide the MSOs for all five buses, contingent on the Company posting an injunction bond in the amount of $0.55 million within seven days of the order. The Company timely posted the injunction bond on November 7, 2023. The storage fee dispute with the dealership was adjudicated as of December 31, 2024.

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

Levo Series B Redeemable Preferred Stock

Levo is authorized to issue zero shares of series B preferred stock at no par value.
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the redeemable preferred stock, including the accumulated unpaid accrued preferred dividends, were cancelled. On December 13, 2024, the Company dissolved Levo as an entity. Levo was a consolidated entity of the Company. See the tables below.

The Company formed Deep Impact with Nuvve CPO and WISE, in which the Company owns 51% of Deep Impact's common units. The Company has determined that Deep Impact is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Deep Impact and records a non-controlling interest for the share of the entity owned by WISE.

The following table summarizes non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets:

	December 31, 2024	December 31, 2023

Beginning Balance	$(4,894,101)	$(3,950,186)
Add: net loss attributable to non-controlling interests	$(53,376)	(12,456)
Less: dividends paid or accrued to non-controlling interests	151,508	285,595
Less: Preferred share accretion adjustment	322,932	645,864
Cancellation of non-controlling interests	5,393,108	—
Non-controlling interests	$(28,809)	$(4,894,101)

The following table summarizes non-controlling interests presented as a separate component of the Company’s consolidated statements of operations:

	December 31, 2024	December 31, 2023
Net loss attributable to non-controlling interests	$(28,809)	$(12,456)

Redeemable Non-controlling Interest Reconciliation — Mezzanine Equity

	December 31, 2024	December 31, 2023
Beginning balance	$4,193,629	$3,547,765
Preferred share accretion adjustment	$322,932	645,864
Cancellation of non-controlling interests	$(4,516,561)	—
Ending balance	$—	$4,193,629

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

During the year ended December 31, 2024 and 2023, the Company recorded compensation expense, included in selling, general, and administrative, under the Profits Interests of zero and $127,134, respectively.
In connection with, and pursuant to Stonepeak and Evolve's sale of their combined interest in Levo to the Company (See Note 1), the Company became the 100% owner of Levo. As result, the Class D Incentive Units were cancelled. See the tables below.
A summary of the status of the Company’s Class D Incentive Units as of December 31, 2023, and changes during year ended December 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2023	50,000	12.49
Granted	—	—
Vested	—	—
Cancelled (1)	50,000	12.49
Nonvested and Outstanding at December 31, 2024	—	—
As of December 31, 2024, there was zero of total unrecognized compensation cost related to nonvested Class D Incentive Units.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Reportable Segment and Significant Segment Expenses
The Company operates in a single business segment, which is the EV V2G Charging segment.
Significant Segment Expenses:
The Company operates in a single business segment, which is the consolidated entity. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses revenue and operating expenses of the consolidated entity predominantly in the annual budget and forecasting process. The CODM considers consolidated budget-to-actual variances on an annual basis when making decisions about the allocation of operating and capital resources. Below are the significant consolidated segment expenses that the Company regularly provides to the CODM.
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Years Ended December 31,
	2024	2023
Revenue	$5,286,229	$8,332,162
(Add)/deduct:
Cost of sales	3,534,557	6981344
Selling, general, and administrative expense:
Employee compensation and benefits	9,131,879	12,776,234
Consultants	15,668	130,751
Marketing	543,162	772,433
Rent	1,000,084	1,049,801
Professional fees	955,263	2,538,712
Legal	791,006	1,539,900
Insurance (excluding health & D&O)	200,239	208,490
IT Expense	1,482,641	678,037
Travel	217,070	451,898
Office Meal and Employee Reimbursement	78,233	152,614
Dues & Subscriptions	350,648	419,444
Repairs and Maintenance	(10,581)	22,163
Office Supplies	5,517	29,682
Telephone	8,945	7,729
Utilities.	44,864	42,647
Depreciation & Amortization	337,971	388,561
Bank charges	27,462	27,932
Public Co Fees	2,614,414	3,076,063
Other	(123,375)	381,604
Total selling, general, and administrative expense	17,671,110	24,694,693
Research and development expense:

Employee compensation and benefits	1,836,371	3,135,999
Consultants	1,629,718	3,527,315
Marketing	—	127
License fees	764,097	988,308
Legal	128,473	330,868
IT Expense	52,963	591,211
Travel	47,948	99,469
Office Meal and Employee Reimbursement	14,004	25,102
Repairs and Maintenance	61,558	56,588
Bank charges	5,642	6,280
Other	218	133
Total research and development expense	4,540,993	8,761,400

Total other income, net	3,035,619	810,088
Income tax expense	1,600	1,600

Net loss	$(17,426,412)	$(31,296,787)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	December 31, 2024	December 31, 2023
United States	$1,508,977	$1,741,009
United Kingdom	1,425	2,894
Denmark	$166,322	$224,564
	$1,676,724	$1,968,467

Note 21 - Subsequent Events
Debt
On March 6, 2025, the Company repaid the principal balance and interest of the August 9, 2024 Term Loan.
On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes (see Note 11) for a total amount repaid of $523,097.
As of March 31, 2025, the accredited investors have converted $3,335,339 of the October Notes (see Note 11) into 1,568,020 of the Company's shares of common stock for an average conversion price of $2.315 per share pursuant to the securities purchase agreement.
Additionally, as of March 31, 2025, the accredited investors have exercised 281,652 of the warrants related to the October Notes (see Note 11) into 281,652 of the Company's shares of common stock for an average exercise price of $2.080 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $585,836.
On March 5, 2025, the Company issued to certain investors (i) an aggregate of $1,666,666.67 principal amount senior convertible promissory notes ("March 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("March 2025 Warrants") to purchase shares of Common Stock.
The March 2025 Convertible Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The March 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.02 per share.
The March 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each March 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $2.02 per share, which represents 95% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement.
Authorized Shares

On February 21, 2025, the shareholders of the Company, in a special election approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 100,000,000 shares to 200,000,000 shares.