Form 10-Q
period 2025-03-31
Nuvve Holding Corp.
filed 2025-05-15
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
☐ Yes   ☒ No
As of May 7, 2025, 3,696,530 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, risks related to the rollout of Nuvve's business and the timing of expected business milestones; Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; Nuvve's ability to maintain effective internal controls over financial reporting, including the remediation of identified material weaknesses in internal control over financial reporting relating to segregation of duties with respect to, and access controls to, its financial record keeping system, and Nuvve's accounting staffing levels; Nuvve's current dependence on sales of charging stations for most of its revenues; overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; the effects of competition on Nuvve's future business; risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; the risk that we conduct a portion of our operations through a joint venture exposes us to risks and uncertainties, many of which are outside of our control; changes in applicable laws or regulations; risks related to disruption of management time from ongoing business operations due to our joint ventures; risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; risks related to changes in regulations applicable to our operations; risks related to our bitcoin treasury strategy; as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$1,189,577	$371,497
Restricted cash	320,000	320,000
Accounts receivable, net	1,485,842	2,148,198
Inventories	4,146,214	4,591,902
Prepaid expenses	858,862	494,986
Deferred costs - current	640,383	417,290
Other current assets	459,630	931,244
Total current assets	9,100,508	9,275,117

Property and equipment, net	588,424	613,958
Intangible assets, net	1,027,906	1,062,766
Investment in equity securities	670,951	670,951
Investment in leases	100,588	101,415
Right-of-use operating lease assets	4,359,362	4,493,360
Deferred costs - noncurrent	589,166	564,558
Security deposit, long-term	40,506	15,687
Total assets	$16,477,411	$16,797,812

Liabilities and Equity
Current liabilities
Accounts payable	$2,189,013	$1,882,357
Accrued expenses	4,798,163	3,393,205
Deferred revenue - current	1,041,601	506,496
Debt - term loan	1,662,500	1,609,928
Due to related party - promissory notes - current	26,407	562,241
Convertible notes - current	1,559,932	2,475,162
Operating lease liabilities - current	931,128	914,800
Other liabilities	146,510	6,969
Total current liabilities	12,355,254	11,351,158

Operating lease liabilities - noncurrent	4,109,738	4,254,173
Due to related party - promissory notes - noncurrent	1,106,500	840,500
Convertible notes - noncurrent	492,703	—
Deferred revenue - noncurrent	556,854	771,747
Warrants/investment rights liability	930,249	699,087
Other long-term liabilities	167,919	170,794
Total liabilities	19,719,217	18,087,459

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and — shares issued and outstanding at December 31, 2024; aggregate liquidation preference of $0 and $3,750,201 at March 31, 2025 and December 31, 2024, respectively	—	—
Class D Incentive units, zero par value, 1,000,000 units authorized; zero units issued and outstanding at March 31, 2025 and zero units issued and outstanding a December 31, 2024, respectively	—	—
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 3,116,368 and 904,949 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6,629	6,408
Treasury stock, at cost, 1,680 shares outstanding at March 31, 2025; 1,680 shares outstanding at December 31, 2024	—	—
Additional paid-in capital	169,211,321	164,285,336
Accumulated other comprehensive income	46,730	46,494
Accumulated deficit	(172,472,079)	(165,599,076)
Nuvve Holding Corp. Stockholders’ deficit	(3,207,399)	(1,260,838)
Non-controlling interests	(34,407)	(28,809)
Total stockholders’ deficit	(3,241,806)	(1,289,647)
Total deficit	(3,241,806)	(1,289,647)
Total Liabilities and Equity	$16,477,411	$16,797,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Products	$565,551	$476,469
Services	267,304	219,871
Grants	101,449	83,416
Total revenue	934,304	779,756
Operating expenses
Cost of products	493,215	336,672
Cost of services	68,029	172,772
Selling, general, and administrative	5,075,902	5,928,110
Research and development	883,772	1,589,577
Total operating expenses	6,520,918	8,027,131

Operating loss	(5,586,614)	(7,247,375)
Other income (expense)
Interest (expense) income, net	(535,817)	9,012
Change in fair value of convertible notes	(1,091,006)	—
Change in fair value of warrants/investment rights liability	(124,618)	727,662
Change in fair value of derivative liability	—	(11,533)
Other, net	459,454	(206,503)
Total other income (expense), net	(1,291,987)	518,638
Loss before taxes	(6,878,601)	(6,728,737)
Income tax expense	—	—
Net loss	$(6,878,601)	$(6,728,737)
Less: Net loss attributable to non-controlling interests	(5,598)	(14,299)
Net loss attributable to Nuvve Holding Corp.	$(6,873,003)	$(6,714,438)
Less: Preferred dividends on redeemable non-controlling interests	—	75,004
Less: Accretion on redeemable non-controlling interests preferred shares	—	161,466
Net loss attributable to Nuvve Holding Corp. common stockholders	$(6,873,003)	$(6,950,908)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(3.88)	$(16.89)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	1,772,214	411,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(6,878,601)	$(6,728,737)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	236	(13,651)
Total comprehensive loss	$(6,878,365)	$(6,742,388)
Less: Comprehensive loss attributable to non-controlling interests	(5,598)	(14,299)
Comprehensive loss attributable to Nuvve Holding Corp.	$(6,872,767)	$(6,728,089)
Less: Preferred dividends on redeemable non-controlling interests	—	(75,004)
Less: Accretion on redeemable non-controlling interests preferred shares	—	(161,466)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(6,872,767)	$(6,491,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount
Balances December 31, 2024	903,269	6,408	1,680	—	164,285,336	46,494	(165,599,076)	(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	554,659	—	—	—	554,659
Proceeds from Direct Offering, net of offering costs	213,428	21	—	—	564,847	—	—	—	564,868
Exercise of Warrants	431,652	43	—	—	854,053	—	—	—	854,096
Conversion of Convertible Notes, net of offering costs	1,568,019	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	236	—	—	236
Net loss	—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	3,116,368	$6,629	1,680	$—	$169,211,321	$46,730	$(172,472,079)	$(34,407)	$(3,241,806)

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(6,878,601)	$(6,728,737)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	72,677	86,656
Stock-based compensation	554,659	877,782
Amortization of discount on debt and promissory notes	61,326	—
Change in fair value of warrants liability	124,618	(727,662)
Change in fair value of convertible notes	1,091,006	—
Change in fair value of derivative liability	—	11,533
Loss on warrants issuance	—	305,065
Noncash lease expense	111,059	126,178
Change in operating assets and liabilities
Accounts receivable	606,037	443,875
Inventory	204,841	(193,180)
Prepaid expenses and other assets	210,137	732,925
Accounts payable	306,656	(215,495)
Accrued expenses and other liabilities	1,405,765	504,357
Deferred revenue	321,039	52,123
Net cash used in operating activities	(1,808,781)	(4,724,580)
Investing activities
Purchase of property and equipment	(12,284)	(40,907)
Net cash used in investing activities	(12,284)	(40,907)
Financing activities
Proceeds from exercise of warrants	854,096	—
Proceeds from debt and promissory notes obligations	3,273,524	—
Repayment of debt and promissory notes obligations	(2,069,579)	—
Proceeds from common stock offering, net of issuance costs	564,847	8,516,741
Payment of finance lease obligations	(2,855)	(2,888)
Net cash provided in financing activities	2,620,033	8,513,853
Effect of exchange rate on cash	19,112	5
Net increase in cash and restricted cash	818,080	3,748,371
Cash and restricted cash at beginning of year	691,497	2,014,660
Cash and restricted cash at end of period	$1,509,577	$5,763,031

Supplemental Disclosure of cash information:
Cash paid for interest	$490,462	$—

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

In connection with the Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to the Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest. Please see Note 2 for the principles of consolidation. Deep Impact had limited business operations during the three months ended March March 31, 2025 and year ended December 31, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
During the three months ended March 31, 2025, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (ii) unaudited interim condensed consolidated financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2024 Form 10-K, filed with the SEC on March 31, 2025.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and total equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2025 or any future period.
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $172.5 million and $165.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company incurred operating losses of approximately $5.6 million as of the three months ended March 31, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. The Company's cash used in operations was $1.8 million for the three months ended March 31, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of March 31, 2025, the Company had a cash balance, negative working capital, and total deficit of $1.2 million, $3.3 million and $3.2 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $3.7 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations and satisfy its other obligations through increased revenues and raising additional capital. Management's expectations with respect to the Company’s ability to fund current operations and its other obligations is based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. However, as such plans are not solely within management’s control, management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

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

The Company formed Deep Impact with Nuvve CPO and WISE, in which the Company owned 51% of Deep Impact's common units (See Note 1). The Company has determined that Deep Impact is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Deep Impact and records a non-controlling interest for the share of the entity owned by WISE.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets
Cash	$284	$10,404
Intercompany loan receivable	$840,000	$930,019
Prepaid expenses and other current assets	193,495	52,190
Total Assets	$1,033,779	$992,613

Liabilities
Accounts payable	$240,222	$166,681
Promissory notes	863,752	884,676
Total Liabilities	$1,103,974	$1,051,357

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of March 31, 2025 and December 31, 2024 was $320,000.
Concentrations of Credit Risk
At March 31, 2025 and December 31, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2025, two customers accounted for 69.6% of revenue. For the three months ended March 31, 2024, three customers accounted for 53.9% of revenue.

During the three months ended March 31, 2025, the Company's top five customers accounted for approximately 85.7% of the Company’s total revenue. During the three months ended March 31, 2024, the Company's top five customers accounted for approximately 70.0% of the Company’s total revenue.

At March 31, 2025, three customers accounted for 82.1% of accounts receivable. At December 31, 2024, three customers accounted for 71.6% of accounts receivable.

Approximately 88.8% and 81.3% of the Company’s trade accounts receivable balance was with five customers at March 31, 2025 and December 31, 2024, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Recently adopted accounting pronouncements
None Applicable

Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2023-09 is effective for the Company’s annual year ending December 31, 2025. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended March 31,
	2025	2024
Revenue recognized over time:
Services - engineering and others (1)	$220,492	$180,231
Grid services	46,812	39,640
Grants	101,449	83,416
Revenue recognized at point in time:
Products	565,551	476,469
Total revenue	$934,304	$779,756
__________________
(1) Amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management for the three months ended March 31, 2025.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of March 31, 2025 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2025 (remaining nine months)	987,576
2026	207,095
2027	185,581
2028	119,426
Thereafter	98,777
Total (1)	$1,598,455
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended March 31,
	2025	2024
Revenues:
United States	$862,639	$755,610
Denmark	71,665	24,146
	$934,304	$779,756

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2025 and December 31, 2024 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2025	Total Gains (Losses) For The Three Months Ended March 31, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$73,670	$73,670	$217,896
2024 October Institutional/Accredited Investor Warrants	$—	$—	$27,056	$27,056	$265,178
Senior Convertible Notes - October 2024	$—	$—	$508,137	$508,137	$(1,091,006)
Additional Investment Rights - October 2024	$—	$—	$682,667	$682,667	$(676,717)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$40,312	$40,312	$69,025
2025 March Institutional/Accredited Investor Warrants	$—	$—	$106,544	$106,544	$—
Senior Convertible Notes - March 2025	$—	$—	$1,393,456	$1,393,456	$—
Total recurring fair value measurements	$—	$—	$2,831,842	$2,831,842	$(1,215,624)

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024	Total Gains (Losses) For The Three Months Ended March 31, 2024
Recurring fair value measurements
2022 July Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$4,619
2024 February Institutional/Accredited Investor warrants	$—	$—	$291,566	$291,566	$723,043
2024 October Institutional/Accredited Investor Warrants	$—	$—	$292,234	$292,234	$—
Senior Convertible Notes - October 2024	$—	$—	$2,475,162	$2,475,162	$—
Additional Investment Rights - October 2024	$—	$—	$5,950	$5,950	$—
2024 December Institutional/Accredited Investor Warrants	$—	$—	$109,337	$109,337	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$(11,533)
Total recurring fair value measurements	$—	$—	$3,174,249	$3,174,249	$716,129
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025:

	Private warrants - February 2020	2024 February Institutional/Accredited Investor warrants	2024 October Institutional/Accredited Investor Warrants	Senior Convertible Notes - October 2024	Additional Investment Rights - October 2024	2024 December Institutional/Accredited Investor Warrants	2025 March Institutional/Accredited Investor Warrants	Senior Convertible Notes - March 2025
Balance at December 31, 2024	$—	$291,566	$292,234	$2,475,162	$5,950	$109,337	$—	$—
Initial fair value	—	—	—	—	—	—	106,544	1,393,456
Conversion of Convertible Notes	—	—	—	(3,058,031)	—	—	—	—
Total (gains) losses for period included in earnings	—	(217,896)	(265,178)	1,091,006	676,717	(69,025)	—	—
Balance at March 31, 2025	$—	$73,670	$27,056	$508,137	$682,667	$40,312	$106,544	$1,393,456

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.00 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $3.12, and strike price of $1,500.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at March 31, 2025 using the Black-Scholes model which used the following inputs: term of 3.85 years, risk free rate of 3.92%, no dividends, volatility of 78.0%, common stock price of $1.51, and strike price of $20.00.

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

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at March 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.60 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 4.80 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at March 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.08 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at March 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.08 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at March 31, 2025 using the Black-Scholes model which used the following inputs: term of 4.90 years, risk free rate of 3.92%, no dividends, volatility of 78.0%, common stock price of $1.51, and strike price of $3.26.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $3.26.

The fair value of the level 3 2025 March Institutional/Accredited Investor Warrants was estimated at March 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.90 years, risk free rate of 4.00%, no dividends, volatility of 50.1%, common stock price of $1.51, and strike price of $2.02.

The fair value of the level 3 Senior Convertible Notes - March 2025 was estimated at March 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.45 years, risk free rate of 4.00%, no dividends, volatility of 50.1%, common stock price of $1.51, and strike price of $2.02.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2025 and 2024.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.

Note 5 – Investments
The Company accounts for its 5% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three months ended March 31, 2025 and March 31, 2024. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		March 31, 2025	December 31, 2024
Trade receivables		$1,801,844	$2,463,821
Less: allowance for credit losses		(316,002)	(315,623)
	Accounts receivable, net	$1,485,842	$2,148,198

Allowance for credit losses:

	Balance December 31, 2024	$(315,623)
	Provision	(379)
	Write-off	—
	Recoveries	—
	Balance at March 31, 2025	$(316,002)

Note 7 – Inventories
The following table summarizes the Company’s inventories balance by category:

	March 31, 2025	December 31, 2024
DC Chargers	$3,547,218	$3,966,115
AC Chargers	414,587	474,154
Component parts and Carbon Credit	184,409	151,633
Total	$4,146,214	$4,591,902

Note 8 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			March 31, 2025	December 31, 2024
Computers & Servers	1 year	to	3 years	$172,434	$171,977
Vehicles	5 years	to	7 years	65,517	65,414
Office furniture and equipment	3 years	to	5 years	366,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	644,388	621,707
Total				1,248,662	1,225,421
Less: Accumulated Depreciation				(660,238)	(611,463)
Property, plant and equipment, net				$588,424	$613,958

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$43,968	$51,796
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Intangible Assets
At both March 31, 2025 and December 31, 2024, the Company had recorded a gross intangible asset balance of $2,091,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended March 31, 2025 and 2024. Accumulated amortization totaled $1,063,650 and $1,028,790 at March 31, 2025 and December 31, 2024, respectively.

The net amount of intangible assets of $1,027,906 at March 31, 2025, will be amortized over the weighted average remaining life of 7.61 years.
Total estimated future amortization expense is as follows:

2025 (remaining nine months)	$104,577
2026	137,770
2027	132,770
2028	132,770
2029	132,770
Thereafter	387,249
$1,027,906

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Debt
The following is a summary of debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Term loan	$1,750,000	$1,445,345
Promissory Notes - August 16, 2024	863,752	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Promissory Notes - February 2025	269,155	—
Senior Convertible Notes - October 2024 (2)	508,137	2,475,162
Senior Convertible Notes - December 2024	182,860	250,000
Senior Convertible Notes - March 2025 (2)	1,393,456	—
Total outstanding principal balance	4,967,360	5,572,001
Less: unamortized debt issuance costs and discounts	(119,318)	(84,170)
Total debt	4,848,042	5,487,831
Less: current portion of long-term debt	3,248,839	4,647,331
Long-term debt, net of current portion	$1,599,203	$840,500
__________________
(1) Principal balance and interest of was fully repaid as of in March 31, 2025.
(2) Amount represents the fair value of the convertible notes.

As of March 31, 2025, the total future maturities of the principal amounts of the debt obligations are as follows:

2025 (remaining nine months)	$3,002,488
2026	739,054
2027	1,106,500
4,848,042
Term Loan
On August 9, 2024, November 27, 2024 and March 31, 2025, the Company entered into a Subordinated Business Loan and Security Agreement ("Term Loans") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The August 9, 2024 and November 27, 2024 Term Loans are short-term, fixed interest rate obligations. Principal and interest on the Term Loans are payable in arrears weekly. The Term Loans are secured by certain of the Company's assets, and were evidenced by a subordinated secured promissory note.
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/5/2025	3/5/2026	$1,750,000	$1,750,000	2.16%	112.60%

Interest expense paid on the Term Loan for the three months ended March 31, 2025 was $363,042. There was no interest expense on the Term Loan for the three months ended March 31, 2024.
As of March 31, 2025, the Company has repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of March 31, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense on the SPV Promissory Notes for the three months ended March 31, 2025 was $37,380. There was no interest expense on the SPV Promissory Notes for the three months ended March 31, 2024.
In February 2025, under the existing SPV Promissory Note agreement, the Company issued promissory notes to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $266,000 (the "February Promissory Note"). Each February Promissory Note was issued with an original Principal Amount of $133,000 in exchange in cash to the Company, for aggregate gross proceeds of $266,000.
Interest expense on the February Promissory Notes for the three months ended March 31, 2025 was $3,155.
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
Interest expense on the Nuvve Promissory Notes for the three months ended March 31, 2025 was $4,333. There was no interest expense paid on the Nuvve Promissory Notes for the three months ended March 31, 2024.
On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes for a total amount repaid of $523,097.
Senior Convertible Notes - October 2024
In October 2024, the Company issued (i) senior convertible notes (the "October 2024 Notes") to certain accredited investors of the Company, pursuant to a securities purchase agreement, in exchange for an aggregate of $3,750,000.01 of a principal amount, and (ii) accompany warrants to purchase shares of Common Stock (the “October 2024 Warrants”). The principal amount of the October 2024 Notes included an original issue discount of $375,000, or 10.00%, with net cash proceed to the Company of $3,375,000.01, which was funded on October 31, 2024.
The Company's the Chief Executive Officer, Mr. Poilanse, participated as an investor and was issued an October 2024 Note in the principal amount of $250,000. The principal amount of the October 2024 Notes issued to Mr. Poilanse included an original issue discount of $25,000, or 10.00% with a net cash proceed to the Company of $225,000, which was funded on September 30, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The October 2024 Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of March 31, 2026. Pursuant to the October 2024 Notes, all accrued and unpaid interest and principal amount are payable in cash on the maturity date. The October 2024 Notes are payable in 15 equal payments with the first payment starting on the fourth month after issuance of the October 2024 Notes. The holders of the October 2024 Notes have the option to convert any outstanding principal and unpaid accrued interest under the October 2024 Notes into shares of the Company’s common stock, at a conversion price of $3.402 per share.
In conjunction with the October 2024 Notes, the Company issued to the investors warrants to purchase an aggregate of 1,102,295 shares of Common Stock, representing 100.00% of the shares (the “Warrant Shares”) of Common Stock that each October 2024 Note is convertible into as of the issuance of the October 2024 Notes, at an exercise price of $3.78 per share (the “Exercise Price”), which was the most recent closing price of the Common Stock prior to the closing as reported by the Nasdaq Stock Market LLC (“Nasdaq”).
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
Additionally, for so long as the October 2024 Notes or the Warrants remain outstanding, the investors shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time commencing after the six-month anniversary of the October 2024 Notes closing, to purchase up to an aggregate of $12,500,000 additional Notes and Warrants (the “Additional Notes” and “Additional Warrants,” respectively). The Additional Notes and Additional Warrants shall have the same terms as the October 2024 Notes and Warrants, except that the conversion price of the Additional Notes and the exercise price of the Additional Warrants shall each be equal to 95.00% of the average of the five lowest daily prices in the ten trading days prior to the date such investor exercises its Additional Investment Right.

The October 2024 Notes and warrants are recorded as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the October 2024 Notes for the three months ended March 31, 2025 was $49,485. There was no interest expense paid on the October 2024 Notes for the three months ended March 31, 2024.
As of March 31, 2025, the accredited investors have converted $3,335,339 of the October 2024 Notes into 1,568,020 of the Company's shares of common stock for an average conversion price of $2.077 per share pursuant to the securities purchase agreement.
Additionally, as of March 31, 2025, the accredited investors have exercised 431,652 of the warrants related to the October 2024 Notes into 431,652 of the Company's shares of common stock for an average exercise price of $1.979 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $854,096.
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
Interest expense on the December Note for three months ended March 31, 2025 was $6,248. There was no interest expense paid on the October 2024 Notes for the three months ended March 31, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Senior Convertible Notes - March 2025
On March 5, 2025, the Company issued to certain investors (i) an aggregate of $1,666,666.67 principal amount senior convertible promissory notes ("March 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("March 2025 Warrants") to purchase shares of Common Stock.
The March 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The March 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.02 per share.
The March 2025 Warrants are exercisable for up to an aggregate of 100.0% of the shares of Common Stock that each March 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $2.02 per share, which represents 95.0% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement.

The March 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the March 2025 Convertible Notes for three months ended March 31, 2025 was zero. There was no interest expense paid on the March 2025 Convertible Notes for the three months ended March 31, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stockholders’ Deficit

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
Authorized Shares
As of March 31, 2025, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 201,000,000, of which 200,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K for a detailed discussion of the Company’s stockholders' equity.

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of March 31, 2025 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
In conjunction with the issuance of March 2025 Convertible Notes, December 2024 Convertible Notes and October 2024 Convertible Notes (see Note 10), the Company issued to the investors warrants to purchase an aggregate of 825,084, 85,287 and 1,147,832 shares of Common Stock, respectively, at an exercise price of $2.02, $3.26 and $3.78 per share, respectively. The private warrants are reflected as a liabilities in the condensed consolidated balance sheet as of March 31, 2025, and the change in the fair value of the private warrants for the three months ended March 31, 2025 in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of the private warrants recorded in the condensed consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2025:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	7,188	—	—	7,188	$4,600.00	March 19, 2026
Private Warrants - February 2020	341	—	—	341	$4,600.00	March 19, 2026
PIPE Warrants	3,384	—	—	3,384	$4,600.00	March 19, 2026
2022 July Institutional/Accredited Investor Warrants	10,000	—	—	10,000	$1,500.00	January 29, 2028
Underwriter Warrants - February 2024 offering	48,000	—	22,500	25,500	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	—	480,000	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	450,000	30,000	$20.00	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	1,147,832	—	—	1,147,832	$3.78	October 31, 2029
2024 December Institutional/Accredited Investor Warrants	85,287	—	—	85,287	$3.26	December 31, 2029
2025 March Institutional/Accredited Investor Warrants	825,084	—	—	825,084	$2.02	March 5, 2030
	3,087,116	—	472,500	2,614,616
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering for $100, (pre-stock split) a unit purchase option ("UPO") to purchase up to a total of 791 units at $4,600.00 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $4,600.00 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	March 31, 2025	December 31, 2024
Shares repurchased	1,680	1,680
Average purchase price per share	$0.0001	$0.0001
Amount spent on repurchased shares	$0.17	$0.17
Aggregate Board of Directors repurchase authorizations during the period	$1,680	$1,680
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 10,000 shares. As of March 31, 2025, there is an aggregate of 63,497 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 55,408 shares of common stock remained available for future issuance under the 2020 Plan as of May 7, 2025. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended March 31,
	2025	2024
Options	$554,659	$677,483
Restricted stock	—	168,904
Stock options - modified options	—	169
Profit interest units	—	31,226
Total	$554,659	$877,782
The following is a summary of the stock option activity under the 2010 Plan for the three months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	1,916	1,033.97	2.54	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - March 31, 2025	1,916	1,034.00	2.23	—
Options Exercisable at March 31, 2025	1,916	1,033.60	2.23	—
Options Vested at March 31, 2025	1,916	1,033.60	2.23	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	4,743	3,874.89	6.68	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(10)	2,708.00	—	—
Outstanding - March 31, 2025	4,733	3,877.35	6.45	—
Options Exercisable at March 31, 2025	3,650	4,993.33	6.18	—
Options Vested at March 31, 2025	3,650	4,993.33	6.18	—

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was zero.
During the year ended December 31, 2021, 4,100 options were modified to lower the exercise price by $240.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three months ended March 31, 2024, was $169.
Other Information:

	Three Months Ended March 31,
	2025	2024
Amount received from option exercised	$—	$—

	March 31, 2025		Weighted average remaining recognition period
Total unrecognized options compensation costs	$38,505		1.36
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
The Company did not have any nonvested restricted stock units as of the three months ended March 31, 2025.

As of March 31, 2025, there was zero of total unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended March 31,
	2025	2024
Income tax expense	$—	$—
Effective tax rate	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2025, there was no material change from the year ended December 31, 2024 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Net loss attributable to Nuvve Holding Corp. common stockholders	$(6,873,003)	$(6,950,908)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	1,772,214	411,443
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(3.88)	$(16.89)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options issued and outstanding	6,649	7,649
Nonvested restricted stock issued and outstanding	—	724
Public warrants	7,188	7,188
Private warrants - February 2020	341	341
PIPE warrants	3,384	3,384
Stonepeak and Evolve warrants	—	15,000
Stonepeak and Evolve options	—	12,500
2022 July Institutional/Accredited Investor Warrants	10,000	10,000
Underwriter Warrant - February 2024 offering	25,500	48,000
2024 February Institutional/Accredited Investor Warrants - series A	480,000	480,000
2024 February Institutional/Accredited Investor Warrants - series B	—	480,000
2024 February Institutional/Accredited Investor Warrants - series C	30,000	480,000
2024 October Institutional/Accredited Investor Warrants	1,147,832	—
2024 December Institutional/Accredited Investor Warrants	85,287	—
2025 March Institutional/Accredited Investor Warrants	825,084	—
Total	2,621,264	1,544,785

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Related Parties
As described in Note 5, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
Included in the accrued expenses of $4.80 million in the condensed consolidated balance sheet at March 31, 2025, is $0.14 million owed to the Company's current and former Board members for their past quarterly services.
During the three months ended March 31, 2025 and March 31, 2024 the Company recognized revenue of $8,877 and $75,659, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at March 31, 2025 and December 31, 2024 from the same entity that is an investor in the Company.
As described in Note 10, on August 27, 2024, the Company issued Promissory Notes with a conversion option to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, in exchange for an aggregate principal amount of $500,000. Each Promissory Note was issued with an original principal amount of $250,000. On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes for a total amount repaid of $523,097.
As described in Note 10, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of March 31, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
As described in Note 10, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock.
As described in Note 10, in February 2025, under the existing SPV Promissory Note agreement, the Company issued promissory notes to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $266,000 (the "February Promissory Note"). Each February Promissory Note was issued with an original Principal Amount of $133,000 in exchange in cash to the Company, for aggregate gross proceeds of $266,000.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2025	December 31, 2024

Operating lease assets	Right-of-use operating lease assets	$4,359,362	4,493,360
Finance lease assets	Property, plant and equipment, net	2,771	6,890
Total lease assets		$4,362,133	$4,500,250

Operating lease liabilities - current	Operating lease liabilities - current	$931,128	914,800
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	4,109,738	4,254,173
Finance lease liabilities - current	Other liabilities - current	7,235	6,969
Finance lease liabilities - noncurrent	Other long-term liabilities	—	1,519
Total lease liabilities		$5,048,101	$5,177,461

The components of lease expense are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2025	2024

Operating lease expense	Selling, general and administrative	$233,986	$228,633
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,406	1,472
Interest on finance lease liabilities	Interest (expense) income, net	203	361
Total lease expense		$235,595	$230,466

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	March 31, 2025	March 31, 2025
2025	$725,880	$5,843
2026	981,717	1,805
2027	987,955	—
2028	937,727	—
2029	925,564	—
Thereafter	1,935,262	—
Total lease payments	6,494,105	7,648
Less: interest	(1,453,239)	(413)
Total lease obligations	$5,040,866	$7,235

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease terms (in years):
Operating lease	6.5	6.7
Finance lease	1.0	1.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$111,059	$126,178
Operating cash flows - finance leases	$—	$1,805
Financing cash flows - finance leases	$2,855	$2,888

Leased assets obtained in exchange for new finance lease liabilities	$5,723	$11,423
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $2,250 to $14,500 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2025	2024

Sublease lease income	Other, net	$104,942	$100,802
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $100,588 and $101,415 at March 31, 2025 and December 31, 2024, respectively.
Lease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2025	2024
Lease income	Products and services	$827	$1,138
Interest income	Products and services	3,931	4,115
Total lease income		$4,758	$5,253

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the three months ended March 31, 2025 and 2024, $30,000 and $21,357, respectively, were paid under the research agreement. At March 31, 2025, $187,713 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of March 31, 2025 and December 31, 2024, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2025, no royalty expenses had been incurred under this agreement.
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

The following table summarizes non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at March 31, 2025:

	March 31, 2025	December 31, 2024
Beginning Balance	$(28,809)	(4,894,101)
Net loss attributable to non-controlling interests	$(5,598)	(53,376)
Less: dividends paid to non-controlling interests	—	151,508
Less: Preferred share accretion adjustment	—	322,932
Cancellation of non-controlling interests	—	5,393,108
Non-controlling interests	$(34,407)	$(28,809)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to non-controlling interests	$(5,598)	$(14,299)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 - Reportable Segment and Significant Segment Expenses
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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended March 31,
	2025	2024
Revenue	$934,304	$779,756
(Add)/deduct:
Cost of sales	561,244	509,444
Selling, general, and administrative expense:
Employee compensation and benefits	2,417,525	3,775,134
Consultants	—	14,475
Marketing	264,494	67,636
Rent	273,318	239,969
Professional fees	315,814	50,695
Legal	711,156	129,937
Insurance (excluding health & D&O)	43,847	32,119
IT Expense	277,074	309,732
Travel	22,772	65,031
Office Meal and Employee Reimbursement	9,688	23,420
Dues & Subscriptions	60,768	106,394
Repairs and Maintenance	—	(10,708)
Office Supplies	852	2,435
Telephone	1,783	3,160
Utilities	12,992	11,688
Depreciation & Amortization	78,827	86,656
Bank charges	5,850	4,748
Public Co Fees	542,243	730,739
Other	36,898	284,850
Total selling, general, and administrative expense	5,075,902	5,928,109
Research and development expense:
Employee compensation and benefits	478,170	753,164
Consultants	152,130	508,380
License fees	137,312	237,274
Legal	98,621	29,012
IT Expense	7,920	22,221
Travel	5,653	12,854
Office Meal and Employee Reimbursement	1,646	4,618
Repairs and Maintenance	1,162	20,965
Bank charges	1,158	1,006
Other	—	84
Total research and development expense	883,772	1,589,577

Total other income, net	(1,291,987)	518,638

Net loss	$(6,878,601)	$(6,728,737)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	March 31, 2025	December 31, 2024
United States	$1,430,538	$1,508,977
United Kingdom	1,901	1,425
Denmark	183,890	166,322
	$1,616,330	$1,676,724

Note 20 - Subsequent Events
Debt
On April 28, 2025, the Company issued to certain investors (i) an aggregate of $1,444,444.44 principal amount senior convertible promissory notes ("April 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("April 2025 Warrants") to purchase shares of Common Stock.
The April 2025 Convertible Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The April 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $0.8261 per share.
The April 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each April 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $0.8261 per share, which represents 95% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement.
On April 29, 2025, an accredited investor exercised 40,573 of warrants related to the October 2024 Notes into 40,573 of the Company's shares of common stock for an average exercise price of $0.739 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $30,000.
Other

On May 7, 2025, the Company entered into consulting agreements with certain consultants, including with Z-List Media, Inc., In connection with the consulting agreements, the Company issued Z-List Media, Inc. warrants to purchase up to an aggregate of 1,500,000 shares of common stock of the Company, consisting of: (i) a warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.05 per share, (ii) a warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.25 per share, and (iii) a warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share.

Assets Acquisition

On April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Fermata Energy LLC, a Delaware limited liability company (“Seller”) and Fermata Energy II, LLC, a Delaware limited liability company and newly formed subsidiary of the Company (“Fermata 2.0”), pursuant to which the Company agreed to acquire, through Fermata 2.0, substantially all of the assets and certain specified liabilities of Seller in exchange for a total purchase price of approximately $659,243, consisting of approximately $340,200 in cash with the remainder consisting of assumed liabilities (the “Fermata Transaction”). Additionally, in connection with the Fermata Transaction, Fermata 2.0 issued 4,900,000 convertible preferred units to former debt holders of Seller. The Fermata Transaction closed on April 25, 2025.

The Agreement contains customary representations and warranties and agreements by the Company and customary indemnification obligations of the Company.
The foregoing descriptions of the Agreement are not complete and are qualified in their entirety by reference to the full text of such documents, which are filed as Exhibits 10.10 to this Quarterly Report on Form 10-Q.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the consideration transferred for the assets acquisition and the preliminary allocations of the purchase price of identified assets acquired at the acquisition date:

Consideration transferred:
Cash	$340,200
Liabilities assumed	319,043
Total	$659,243

Recognized amounts of identifiable assets acquired:
Inventory	$423,138
Furniture Fixtures and Equipment	79,018
Other Assets	9,831
Intangible Property	147,254
Total identifiable net assets	$659,243

Final valuations and purchase price allocations for the assets acquisition will be completed by the end of the fiscal year 2025.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the three months ended March 31, 2025 and year ended December 31, 2024.

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
Our estimated backlog on March 31, 2025, was $19.7 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2025 through 2026.

Recent Developments

Our Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In January 2025, we announced that our board of directors had approved the inclusion of bitcoin as a primary asset in our treasury management program, subject to market conditions and our operational cash requirements. We will allocate up to 30% of our excess cash, calculated based on our estimated six-month operating expenses, toward bitcoin purchases. On April 28, 2025, we further announced our formation of a new wholly-owned subsidiary dedicated to building a cryptocurrency digital treasury along with cash flowing blockchain opportunities as part of our long-term strategic digital asset initiate. We expect this new entity, Nuvve-Digital Assets, to build a diversified cryptocurrency portfolio designed to generate long-term growth. We further announced our initial participation in bitcoin through ETF based on cash surplus and our intention to actively pursue additional opportunities in cryptocurrencies, blockchain platforms, and fintech mergers and acquisitions. Our cryptocurrency portfolio strategy is expected to be anchored with at least 50% allocation to Bitcoin, with the remaining 50% allocated to other digital assets as determined by management.

As of March 31, 2025, we have not yet implemented these measures relating to our expected bitcoin and digital asset strategy. We anticipate implementing these strategies in the latter half of 2025.

Results of Operations
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Change ($)	Change (%)
Revenue
Products	$565,551	$476,469	$89,082	19%
Services	$267,304	$219,871	$47,433	22%
Grants	101,449	83,416	18,033	22%
Total revenue	934,304	779,756	154,548	20%
Operating expenses
Cost of product	493,215	336,672	156,543	46%
Cost of service	68,029	172,772	(104,743)	(61)%
Selling, general and administrative expenses	5,075,902	5,928,110	(852,208)	(14)%
Research and development expense	883,772	1,589,577	(705,805)	(44)%
Total operating expenses	6,520,918	8,027,131	(1,506,213)	(19)%
Operating loss	(5,586,614)	(7,247,375)	1,660,761	(23)%
Other income (expense)
Interest (expense) income, net	(535,817)	9,012	(544,829)	NM
Change in fair value of convertible notes	(1,091,006)	—	(1,091,006)	100%
Change in fair value of warrants/investment rights liability	(124,618)	727,662	(852,280)	100%
Change in fair value of derivative liability	—	(11,533)	11,533	100%
Other, net	459,454	(206,503)	665,957	(322)%
Total other income (expense), net	(1,291,987)	518,638	(1,810,625)	(349)%
Loss before taxes	(6,878,601)	(6,728,737)	(149,864)	2%
Income tax expense	—	—	—	—%
Net loss	$(6,878,601)	$(6,728,737)	$(149,864)	2%
Less: Net loss attributable to non-controlling interests	(5,598)	(14,299)	8,701	(61)%
Net loss attributable to Nuvve Holding Corp.	$(6,873,003)	$(6,714,438)	$(158,565)	2%
________________
NM - Not Meaningful

Revenue

Total revenue was $0.93 million for the three months ended March 31, 2025, compared to $0.78 million for the three months ended March 31, 2024, an increase of $0.15 million, or 19.8%. The increase was primarily attributable to a $0.09 million modest increase in products revenue due to higher customers sales orders and shipments, increase in services revenue $0.05 million, and increase in grants of $0.02 million. Products and services revenue for the three months ended March 31, 2025, consisted of DC and AC Chargers of $0.57 million, grid services revenue of $0.05 million, and engineering services of $0.22 million driven by management fees of $0.18 million earned related to Fresno V2G infrastructure project management.
Cost of Product and Service Revenue
Cost of products and services revenue for the three months ended March 31, 2025, increased by $0.05 million to $0.6 million, or 10.2% compared to $0.5 million for the three months ended March 31, 2024 due to higher customers sales orders and shipments. Products and services margin increased by 5.8% to 32.6% for the three months ended March 31, 2025, compared to 26.8% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the first quarter of 2025 compared with the first quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $5.1 million for the three months ended March 31, 2025, as compared to $5.9 million for the three months ended March 31, 2024, a decrease of $0.9 million, or 14.4%.
The decrease during the three months ended March 31, 2025 was primarily attributable to decreases in compensation expenses of $1.4 million, including share-based compensation, decreases in public company related costs of $0.2 million, decreases in office related expenses of $0.3 million, partially offset by increases in legal fees expenses of $0.8 million and increases in travel and marketing/promotions related expenses of $0.2 million.
Research and Development Expenses
Research and development expenses decreased by $0.7 million, or 44.4%, from $1.6 million for the three months ended March 31, 2024 to $0.9 million for the three months ended March 31, 2025. The decrease during the three months ended March 31, 2025 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net decreased by $1.81 million from $0.52 million of other income for the three months ended March 31, 2024, to $1.29 million in other expenses for the three months ended March 31, 2025. The decrease during the three months ended March 31, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, partially offset by increases in sublease income related to the subleasing of part of our main office space (See Note 16) and interest expense on debt obligations.
Income Taxes
In each of the three months ended March 31, 2025 and 2024, we recorded no material income tax expenses. The income tax expenses during each of the three months ended March 31, 2025 and 2024 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss increased by $0.1 million, or 2.2%, from $6.7 million for the three months ended March 31, 2024, to $6.9 million for the three months ended March 31, 2025. The increase in net loss was primarily due to decrease in other income of $1.8 million, and decrease in operating expenses of $1.5 million, which includes an increase in cost of products and services of $0.1 million, and an increase in revenue of $0.15 million, for the above aforementioned reasons.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $0.01 million for the three months ended March 31, 2025 compared to net income attributable to non-controlling interest of $0.01 million for the three months ended March 31, 2024.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Deep Impact entity. We own 51% of Deep Impact common units during the three months ended March 31, 2025. We had determined that Deep Impact is a variable interest entity (“VIE”) in which we are the primary beneficiary. Accordingly, we consolidated Deep Impact, and recorded a non-controlling interest for the share of Deep Impact owned by other parties during the three months ended March 31, 2025.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $5.6 million as of the three months ended March 31, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. Our cash used in operations were $1.8 million as of the three months ended March 31, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of March 31, 2025, we had a cash balance, working capital, and total equity deficit of $1.2 million, $3.3 million and $3.2 million, respectively.
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
Term Loan
On August 9, 2024, November 27, 2024 and March 31, 2025, we entered into a Subordinated Business Loan and Security Agreement ("Term Loans") with Agile Lending, LLC, as lender, and Agile Capital Funding, LLC, as collateral agent. The August 9, 2024, November 27, 2024 and March 31, 2025 Term Loans are short-term, fixed interest rate obligations. Principal and interest on the Term Loans are payable in arrears. The Term Loans are secured by certain of our assets, and were evidenced by a subordinated secured promissory note.
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/5/2025	3/5/2026	$1,750,000	$1,750,000	2.16%	112.60%
Interest expense paid on the Term Loan for the three months ended March 31, 2025 was $363,042. There was no interest expense on the Term Loan for the three months ended March 31, 2024.
As of March 31, 2025, we have repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.

Below is the summary of debt obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Term loan	$1,750,000	$1,445,345
Promissory Notes - August 16, 2024	863,752	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Promissory Notes - February 2025	269,155	—
Senior Convertible Notes - October 2024 (2)	508,137	2,475,162
Senior Convertible Notes - December 2024	182,860	250,000
Senior Convertible Notes - March 2025 (2)	1,393,456	—
Total outstanding principal balance	4,967,360	5,572,001
Less: unamortized debt issuance costs and discounts	(119,318)	(84,170)
Total debt	4,848,042	5,487,831
Less: current portion of long-term debt	3,248,839	4,647,331
Long-term debt, net of current portion	1,599,203	840,500
__________________
(1) Principal balance and interest of was fully repaid as of in March 31, 2025.
(2) Amount represents the fair value of the convertible notes.

Please see Note 10 for summary descriptions of the key items of the above debt obligations.

Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC Chargers and dispensers for EVs (“DC Chargers”), for a total price of $13.2 million. As previously disclosed, a dispute (the "Dispute") arose as to the PO, and an arbitration proceeding was initiated.
On February 2, 2024 (the “Settlement Date”), we and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, we agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. We further agreed to pay Rhombus an aggregate of $2.40 million for certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to us and Rhombus. We and Rhombus agreed to release one another from any and all claims relating to the Dispute.

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

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,808,781)	$(4,724,580)
Investing activities	(12,284)	(40,907)
Financing activities	2,620,033	8,513,853
Effect of exchange rate on cash and restricted cash	19,112	5
Net increase in cash and restricted cash	$818,080	$3,748,371
Net cash used in operating activities during the three months ended March 31, 2025 was $1.8 million as compared to net cash used of $4.7 million in the three months ended March 31, 2024. The $2.9 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the three months ended March 31, 2025 as compared to the same prior period. Working capital during the three months ended March 31, 2025 was impacted by, among other items, decrease in operating expenses and higher revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the three months ended March 31, 2025, cash used for investing activities was $0.01 million as compared to net cash used for investing activities of $0.04 million during the three months ended March 31, 2024. Net cash used for investing activities during the three months ended March 31, 2025 was for the purchase of fixed assets.
Net cash provided for financing activities for the three months ended March 31, 2025 was $2.6 million, of which $0.6 million was the proceeds from public offering of common stock, partially offset by issuance cost, $0.9 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $3.3 million, and repayment debt obligations of $2.1 million. Net cash provided for financing activities for the three months ended March 31, 2024 was $8.5 million, which was the proceeds from public offering of common stock, partially offset by issuance cost.

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
For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2024 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2024 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2024 Form 10-K.
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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements of Nuvve included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2025.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

If we are unable to maintain compliance with the Nasdaq Stock Market’s listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for holders of our common stock to sell their shares.

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On April 7, 2025, we received written notice (the “Stockholders’ Equity Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). In our Annual Report on Form 10-K for the year ended December 31, 2024, we reported stockholders’ equity (deficit) of ($1,289,647), and, as a result, do not currently satisfy the Stockholders’ Equity Rule. The Stockholders’ Equity Notice indicated that, in accordance with Nasdaq rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit a plan to regain compliance with the Stockholders’ Equity Rule (the “Compliance Plan”). We intend to submit a Compliance Plan to Nasdaq and regain compliance within the applicable compliance period. If the Compliance Plan is accepted by Nasdaq, we may be granted an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice, or until October 4, 2025, to evidence compliance. If Nasdaq does not accept the Compliance Plan, we will have the opportunity to appeal Nasdaq’s determination to a Nasdaq Hearings Panel. However, there can be no assurances Nasdaq will accept the Compliance Plan nor that any appeal will be successful.

Additionally, on April 15, 2025, we received written notice (the “Board Composition Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, as a result of Angela Strand’s resignation from our Board of Directors (the “Board”) and the audit committee of the Board (the “Audit Committee”), effective April 1, 2025, we are not currently in compliance with Nasdaq Listing Rule 5605 (the “Board Composition Rule”). Nasdaq Listing Rule 5605 requires that (i) a majority of the Board be comprised of independent directors and (ii) the Audit Committee be comprised of at least three independent directors. We currently have five directors, only two of which qualify as independent directors. In addition, the Audit Committee currently is comprised of only two independent directors. The Board Composition Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide us a cure period in order to regain compliance as follows: (i) until the earlier to occur of our next annual stockholders’ meeting or September 29, 2025; or (ii) if the next annual stockholders’ meeting is held before September 29, 2025, then we must evidence compliance no later than September 29, 2025. While we intend to appoint additional independent directors to serve as members of the Board and the Audit Committee prior to the end of the cure period described above, there can be no assurances that we will be successful in doing so.

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

Risks Related to Our Bitcoin Treasury Strategy and Holdings

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Bitcoin is a highly volatile asset.

Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $109,000 per bitcoin in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Bitcoin does not pay interest or dividends.

Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions.

We only recently adopted our bitcoin treasury strategy and will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians.

Although we intent to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

•decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange traded products, or ETPs;
•negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
•changes in consumer preferences and the perceived value or prospects of bitcoin;
•competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;
•disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
•the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
•regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
•transaction congestion and fees associated with processing transactions on the bitcoin network;
•macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
•changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted elsewhere in these Risk Factors, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX Trading’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, a substantial portion of our cash is expected be concentrated in our bitcoin holdings moving forward. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Quarterly Report on Form 10-Q, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Quarterly Report on Form 10-Q, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Any bitcoin held by us will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we expect to hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
•harm to our reputation and brand;
•improper disclosure of data and violations of applicable data privacy and other laws; or
•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We intend to hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts are not anticipated to restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. We may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While we expect our custodians will carry insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this annual report on Form 10-K.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have expect to enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our bitcoin (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held bitcoin are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” - where there is disagreement among the users about the rules of the network - can have a significant negative impact on value of the crypto asset.

The bitcoin has been subject to “forks” that resulted in the creation of new networks, including bitcoin cash ABC, bitcoin cash SV, bitcoin diamond, bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the bitcoin cash and bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	9/17/2024
3.4	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Form of Amended and Restated Convertible Note, originally issued October 31, 2024	8-K	4.1	04/16/2025
4.2	Form of Additional Convertible Note	8-K	4.1	03/11/2025
4.3	Form of Amended and Restated Convertible Note, originally issued March 5, 2025	8-K	4.2	03/16/2025
4.4	Form of Additional Warrant	8-K	4.2	03/11/2025
4.5	Form of Convertible Note, Dated April 28, 2025	8-K	4.1	4/30/2025
4.6	Form of Warrant, dated April 28, 2025	8-K	4.2	4/30/2025
10.1	First Amendment to Securities Purchase Agreement, dated as of January 14, 2025	8-K	10.1	1/15/2025
10.2^†	Termination Agreement, dated January 24, 2025, between Nuvve Holding Corp. and Switch EV Ltd.	8-K	10.1	1/30/2025
10.3	Second Amendment to Securities Purchase Agreement, effective as of February 4, 2025.	8-K	10.1	2/4/2025
10.4	Form of Third Amendment to Securities Purchase Agreement, dated as of February 4, 2025.	8-K	10.1	2/5/2025
10.5	Form of Securities Purchase Agreement, dated as of February 4, 2025.	8-K	10.2	2/5/2025
10.6	Task Order Agreement entered into as of February 4, 2025, by and among Nuvve Holding Corp., Resource Innovations and ComEd.	8-K	10.1	2/5/2025
10.7	Fourth Amendment to Securities Purchase Agreement, dated as of February 7, 2025.	8-K	10.1	2/7/2025
10.8†	Form of Securities Purchase Agreement, dated as of February 7, 2025.	8-K	10.2	2/7/2025
10.9	Fifth Amendment to Securities Purchase Agreement, dated as of March 2, 2025.	8-K	10.1	3/3/2025
10.10	This Asset Purchase Agreement, dated as of April 25, 2025, by and among Nuvve Holdings Corp., a Delaware corporation, Fermata Energy LLC and Fermata Energy II, LLC.	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.
^ Pursuant to Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibit 10.1 have been omitted from this report and will be furnished supplementally to the SEC upon request.
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
May 15, 2025

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)