Form 10-Q
period 2025-06-30
Nuvve Holding Corp.
filed 2025-08-14
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
☐ Yes   ☒ No
As of August 7, 2025, 18,868,425 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$1,767,406	$371,497
Restricted cash	320,000	320,000
Accounts receivable, net	349,352	2,148,198
Inventories	4,267,084	4,591,902
Prepaid expenses	752,133	494,986
Deferred costs - current	944,653	417,290
Other current assets	382,473	931,244
Total current assets	8,783,101	9,275,117

Property and equipment, net	710,119	613,958
Intangible assets, net	1,142,047	1,062,766
Goodwill	703,957	—
Investment in equity securities	670,951	670,951
Investment in leases	99,749	101,415
Right-of-use operating lease assets	4,222,680	4,493,360
Deferred costs - noncurrent	594,558	564,558
Security deposit, long-term	66,215	15,687
Total assets	$16,993,377	$16,797,812

Liabilities and Equity
Current liabilities
Accounts payable	$1,401,714	$1,882,357
Due to customers	800,000	—
Accrued expenses	5,323,935	3,393,205
Deferred revenue - current	971,759	506,496
Debt - term loan	1,210,572	1,609,928
Due to related party - promissory notes - current	516,231	562,241
Convertible notes - current	2,032,074	2,475,162
Operating lease liabilities - current	872,562	914,800
Other liabilities	156,197	6,969
Total current liabilities	13,285,044	11,351,158

Operating lease liabilities - noncurrent	3,962,465	4,254,173
Due to related party - promissory notes - noncurrent	1,106,500	840,500
Convertible notes - noncurrent	354,587	—
Deferred revenue - noncurrent	546,241	771,747
Warrants/investment rights liability	364,447	699,087
Other long-term liabilities	202,332	170,794
Total liabilities	19,821,616	18,087,459

Commitments and Contingencies
Mezzanine equity
Redeemable non-controlling interests, preferred shares, zero par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and — shares issued and outstanding at December 31, 2024; aggregate liquidation preference of $0 and $3,750,201 at June 30, 2025 and December 31, 2024, respectively	—	—
Stockholders’ equity
Preferred Class A units, zero par value, 4,900,000 shares authorized; 4,900,000 units issued and outstanding at June 30, 2025, and zero units issued and outstanding at December 31, 2024, respectively	774,976	—
Class B units, zero par value, 2,500,000 units authorized; 100,000 units issued and outstanding at June 30, 2025, and zero units issued and outstanding at December 31, 2024, respectively	100,000	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,921,341 and 904,949 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7,404	6,408
Treasury stock, at cost, 1,680 shares outstanding at June 30, 2025; 1,680 shares outstanding at December 31, 2024	—	—
Additional paid-in capital	182,310,448	164,285,336
Accumulated other comprehensive income	53,881	46,494
Accumulated deficit	(185,850,879)	(165,599,076)
Nuvve Holding Corp. stockholders’ deficit	(2,604,170)	(1,260,838)
Non-controlling interests	(224,069)	(28,809)
Total stockholders’ deficit	(2,828,239)	(1,289,647)
Total deficit	(2,828,239)	(1,289,647)
Total Liabilities and Equity	$16,993,377	$16,797,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Products	$141,905	$369,192	$707,456	$845,661
Services	191,084	301,567	458,388	521,438
Grants	—	131,421	79,610	214,837
Total revenue	332,989	802,180	1,245,454	1,581,936
Operating expenses
Cost of products	48,124	256,902	541,339	593,574
Cost of services	82,941	345,813	150,970	518,585
Selling, general, and administrative	13,905,986	4,489,772	18,960,049	10,417,882
Research and development	1,093,163	1,473,567	1,976,935	3,063,144
Total operating expenses	15,130,214	6,566,054	21,629,293	14,593,185

Operating loss	(14,797,225)	(5,763,874)	(20,383,839)	(13,011,249)
Other income (expense)
Interest (expense) income, net	(707,017)	10,736	(1,242,834)	19,748
Change in fair value of convertible notes	1,142,710	—	51,704	—
Change in fair value of warrants/investment rights liability	565,800	1,584,772	441,182	2,312,434
Change in fair value of derivative liability	—	7,907	—	(3,626)
Other, net	227,270	211,444	686,724	4,941
Total other income (expense), net	1,228,763	1,814,859	(63,224)	2,333,497
Loss before taxes	(13,568,462)	(3,949,015)	(20,447,063)	(10,677,752)
Income tax expense	—	—	—	—
Net loss	$(13,568,462)	$(3,949,015)	$(20,447,063)	$(10,677,752)
Less: Net loss attributable to non-controlling interests	(189,662)	(10,268)	(195,260)	(24,566)
Net loss attributable to Nuvve Holding Corp.	$(13,378,800)	$(3,938,747)	$(20,251,803)	$(10,653,186)
Less: Preferred dividends on redeemable non-controlling interests	—	76,504	—	151,508
Less: Accretion on redeemable non-controlling interests preferred shares	—	161,466	—	322,932
Net loss attributable to Nuvve Holding Corp. common stockholders	$(13,378,800)	$(4,176,717)	$(20,251,803)	$(11,127,626)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(2.12)	$(6.70)	$(4.97)	$(21.51)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	6,313,968	623,028	4,073,294	517,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(13,568,462)	$(3,949,015)	$(20,447,063)	$(10,677,752)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	7,151	(8,093)	7,387	(21,744)
Total comprehensive loss	$(13,561,311)	$(3,957,108)	$(20,439,676)	$(10,699,496)
Less: Comprehensive loss attributable to non-controlling interests	(189,662)	(10,268)	(195,260)	(24,566)
Comprehensive loss attributable to Nuvve Holding Corp.	$(13,371,649)	$(3,946,840)	$(20,244,416)	$(10,674,930)
Less: Preferred dividends on redeemable non-controlling interests	—	(76,504)	—	(151,508)
Less: Accretion on redeemable non-controlling interests preferred shares	—	(161,466)	—	(322,932)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(13,371,649)	$(3,708,870)	$(20,244,416)	$(10,200,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Preferred Class A Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2024	—	$—	—	—	903,269	$6,408	1,680	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	—	—	—	—	554,659	—	—	—	554,659
Proceeds from direct offering, net of offering costs	—	—	—	—	213,428	21	—	—	564,847	—	—	—	564,868
Exercise of warrants/warrants issuance	—	—	—	—	431,652	43	—	—	854,053	—	—	—	854,096
Conversion of convertible notes, net of offering costs	—	—	—	—	1,568,019	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	—	—	—	—	236	—	—	236
Net loss	—	—	—		—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	—	—	—	—	3,116,368	6,629	1,680	—	169,211,321	46,730	(172,472,079)	(34,407)	(3,241,806)
Stock-based compensation	—	—	—	—	—	—	—	—	14,022	—	—	—	14,022
Exercise of warrants	—	—	—	—	1,651,643	165	—	—	1,221,084	—	—	—	1,221,249
Warrants issuance	—	—	—	—	—	—	—	—	8,194,000	—	—	—	8,194,000
Conversion of convertible notes, net of offering costs	—	—	—	—	6,153,330	609	—	—	3,670,020	—	—	—	3,670,630
Preferred Class A units issuance	4,900,000	774,976	—	—	—	—	—	—	—	—	—	—	774,976
Class B units issuance	—	—	100,000	100,000	—	—	—	—	—	—	—	—	100,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	7,151	—	—	7,151
Net loss	—	—	—	—	—	—	—	—	—	—	(13,378,800)	(189,662)	(13,568,462)
Balances June 30, 2025	4,900,000	$774,976	100,000	$100,000	10,921,341	$7,404	1,680	$—	$182,310,448	$53,881	$(185,850,879)	$(224,069)	$(2,828,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount
Balances December 31, 2023	124,659	$5,927	$155,615,962	$93,676	$(148,240,859)	$(4,894,101)	$2,580,605
Exercise of stock options and vesting of restricted stock	17,414	18	(18)	—	—	—	—
Stock-based compensation	—	—	846,514	—	—	—	846,514
Proceeds from common stock offering, net of offering costs	303,500	304	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	161,492	108	—	—	—	—	108
Currency translation adjustment	—	—	—	(13,651)	—	—	(13,651)
Preferred dividends - non-controlling interest	—	—	—	—	—	(75,004)	(75,004)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(6,714,438)	(14,299)	(6,728,737)
Balances March 31, 2024	607,064	6,357	161,491,576	80,025	(154,955,297)	(5,144,870)	1,477,791
Exercise of stock options and vesting of restricted stock	661	1	(1)	—	—	—	—
Stock-based compensation	—	—	481,800	—	—	—	481,800
Issuance of Pre-funded warrants	14,998	15	(15)	—	—	—	—
Exercise of Warrants	30,000	30	172,967	—	—	—	172,997
Currency translation adjustment	—	—	—	(8,093)	—	—	(8,093)
Preferred dividends - non-controlling interest	—	—	—	—	—	(76,504)	(76,504)
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	(161,466)	(161,466)
Net loss	—	—	—	—	(3,938,747)	(10,268)	(3,949,015)
Balances June 30, 2024	652,723	$6,403	$162,146,327	$71,932	$(158,894,044)	$(5,393,108)	$(2,062,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(20,447,063)	$(10,677,752)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	160,425	179,170
Stock-based compensation	568,681	1,390,808
Amortization of discount on debt and promissory notes	61,326	—
Change in fair value of warrants liability	(441,182)	(2,312,434)
Change in fair value of convertible notes	(51,704)	—
Change in fair value of derivative liability	—	3,626
Fair value of warrants issued for cryptocurrency strategy consulting services	8,194,000	—
Loss on warrants issuance	—	305,065
Provision for credit losses	990,105	—
Noncash lease expense	250,448	252,997
Change in operating assets and liabilities
Accounts receivable	749,923	1,208,706
Inventory	347,541	(154,683)
Prepaid expenses and other assets	10,868	921,517
Accounts payable	(480,643)	175,202
Due to customers	800,000	—
Accrued expenses and other liabilities	1,771,572	(74,049)
Deferred revenue	241,423	45,261
Net cash used in operating activities	(7,274,280)	(8,736,566)
Investing activities
Acquisitions	(340,200)	—
Purchase of property and equipment	(54,173)	(53,103)
Net cash used in investing activities	(394,373)	(53,103)
Financing activities
Proceeds from exercise of warrants	2,075,345	172,997
Proceeds from debt and promissory notes obligations	8,759,426	—
Repayment of debt and promissory notes obligations	(2,482,212)	—
Proceeds from common stock offering, net of issuance costs	564,847	8,516,741
Payment of finance lease obligations	(7,591)	(5,477)
Proceeds from issuance of Class B units	100,000	—
Net cash provided in financing activities	9,009,815	8,684,261
Effect of exchange rate on cash	54,747	2,162
Net increase (decrease) in cash and restricted cash	1,395,909	(103,246)
Cash and restricted cash at beginning of year	691,497	2,014,660
Cash and restricted cash at end of period	$2,087,406	$1,911,414

Supplemental Disclosure of cash information:
Cash paid for interest	$502,133	$—

Supplemental Disclosure of Noncash Investing Activity
Issuance of preferred class A units for acquisition	$774,976	$—

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
Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board of Directors (the "Board") approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024 (the “January 2024 Reverse Stock Split”). The January 2024 Reverse Stock Split is already reflected in the year ended December 31, 2023 consolidated financial statement balances.
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
Structure of the Company
Nuvve has four wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc., Hype Strategy LLC, and Nuvve Japan Corporation. Nuvve Corp. has four wholly owned subsidiaries or branches: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK (Nuvve Japan), a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
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

In connection with the formation of Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to the Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest. Please see Note 2 for the principles of consolidation. Deep Impact had limited business operations during the three and six months ended June 30, 2025 and year ended December 31, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fermata Energy II LLC

On April 25, 2025, the Company, Fermata Energy LLC (“Seller”), and the former noteholders of Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, the Company holds a 51% equity interest in Fermata as the sole common units member, and the Preferred Members collectively hold the remaining 49% equity interest in the form of class A preferred units. The class A preferred units holders are entitled to a compounded 10.0% annual preferred return. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 for details of the acquisition.

Nuvve New Mexico LLC

In April 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors holds the Class B units, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of June 30, 2025, one member has been admitted as a Class B unit member with a subscription of 100,000 Class B units at $1.00 per unit.

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
During the six months ended June 30, 2025, there were no significant updates made to the Company’s significant accounting policies.
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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $185.9 million and $165.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company incurred operating losses of approximately $20.4 million as of the six months ended June 30, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. The Company's cash used in operations was $7.3 million for the six months ended June 30, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of June 30, 2025, the Company had a cash balance, negative working capital, and total deficit of $1.8 million, $4.5 million and $2.8 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $4.1 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets
Cash	$188	$10,404
Intercompany loan receivable	$1,024,421	$930,019
Prepaid expenses and other current assets	52,190	52,190
Total Assets	$1,076,799	$992,613

Liabilities
Accounts payable	$209,233	$166,681
Promissory notes	934,046	884,676
Total Liabilities	$1,143,279	$1,051,357

Non-controlling interests
The Company presents non-controlling interests as a component of equity on its condensed consolidated balance sheets and reports the portion of its earnings or loss for non-controlling interest as net earnings or loss attributable to non-controlling interests in the condensed consolidated statements of operations.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies (“EGC”) to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the Exchange Act")). The Company qualifies as an EGC. The JOBS Act provides that an EGC can elect to opt-out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This different adoption timing may make a comparison of the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company’s financial statements with another public company, which is neither an EGC nor an EGC that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of June 30, 2025 and December 31, 2024 was $320,000.
Concentrations of Credit Risk
At June 30, 2025 and December 31, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and six months ended June 30, 2025, two customers accounted for 38.8% and 50.7% of revenue, respectively. For the three and six months ended June 30, 2024, three customers accounted for 57.1% and 44.7% of revenue, respectively.

During the three and six months ended June 30, 2025, the Company's top five customers accounted for approximately 65.3% and 69.7% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2024, the Company's top five customers accounted for approximately 75.4% and 62.4% of the Company’s total revenue.

At June 30, 2025, three customers accounted for 84.2% of accounts receivable. At December 31, 2024, three customers accounted for 71.6% of accounts receivable.

Approximately 88.0% and 81.3% of the Company’s trade accounts receivable balance was with five customers at June 30, 2025 and December 31, 2024, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Recently adopted accounting pronouncements
None Applicable

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual year ending December 31, 2025. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized over time:
Services - engineering and others (1)	$154,602	$186,269	$375,094	$366,500
Grid services	36,482	115,298	83,294	154,938
Grants	—	131,421	79,610	214,837
Revenue recognized at point in time:
Products	141,905	369,192	707,456	845,661
Total revenue	$332,989	$802,180	$1,245,454	$1,581,936
__________________
(1) The six months ended June 30, 2025 amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of June 30, 2025 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2025 (remaining six months)	554,354
2026	519,678
2027	189,845
2028	136,980
Thereafter	117,143
Total (1)	$1,518,000
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$258,152	$746,454	$1,098,951	$1,502,064
Denmark	74,837	55,726	146,503	79,872
	$332,989	$802,180	$1,245,454	$1,581,936

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2025 and December 31, 2024 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2025	Total Gains (Losses) For The Three Months Ended June 30, 2025	Total Gains (Losses) For The Six Months Ended June 30, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$91,712	$91,712	$(18,042)	$199,854
2024 October Institutional/Accredited Investor Warrants	$—	$—	$6,974	$6,974	$20,082	$285,260
Senior Convertible Notes - October 2024	$—	$—	$152,909	$152,909	$972,245	$(118,761)
Additional Investment Rights - October 2024	$—	$—	$10,333	$10,333	$672,334	$(4,383)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$48,708	$48,708	$(8,396)	$60,629
2025 March Institutional/Accredited Investor Warrants	$—	$—	$36,257	$36,257	$70,287	$70,287
2025 April Institutional/Accredited Investor Warrants	$—	$—	$31,683	$31,683	$—	$—
2025 May Institutional/Accredited Investor Warrants	$—	$—	$139,917	$139,917	$—	$—
Senior Convertible Notes - May 2025	$—	$—	$2,135,181	$2,135,181	$—	$—
Total recurring fair value measurements	$—	$—	$2,653,674	$2,653,674	$1,708,510	$492,886

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024	Total Gains (Losses) For The Three Months Ended June 30, 2024	Total Gains (Losses) For The Six Months Ended June 30, 2024
Recurring fair value measurements
2022 July Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$3	4,621
2024 February Institutional/Accredited Investor warrants	$—	$—	$291,566	$291,566	$1,584,770	$2,307,813
2024 October Institutional/Accredited Investor Warrants	$—	$—	$292,234	$292,234	$—	$—
Senior Convertible Notes - October 2024	$—	$—	$2,475,162	$2,475,162	$—	$—
Additional Investment Rights - October 2024	$—	$—	$5,950	$5,950	$—	$—
2024 December Institutional/Accredited Investor Warrants	$—	$—	$109,337	$109,337	$—	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$7,907	$(3,626)
Total recurring fair value measurements	$—	$—	$3,174,249	$3,174,249	$1,592,680	$2,308,808
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2024 February Institutional/Accredited Investor warrants	2024 October Institutional/Accredited Investor Warrants	Senior Convertible Notes - October 2024	Additional Investment Rights - October 2024	2024 December Institutional/Accredited Investor Warrants	2025 March Institutional/Accredited Investor Warrants	Senior Convertible Notes - March 2025	2025 April Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	Senior Convertible Notes - May 2025
Balance at December 31, 2024	$291,566	$292,234	$2,475,162	$5,950	$109,337	$—	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	106,544	1,393,456	—	—	—
Conversion of Convertible Notes	—	—	(3,058,031)	—	—	—	—	—	—	—
Total (gains) losses for period included in earnings	(217,896)	(265,178)	1,091,006	676,717	(69,025)	—	—	—	—	—
Balance at March 31, 2025	73,670	27,056	508,137	682,667	40,312	106,544	1,393,456	—	—	—
Initial fair value	—							31,683	139,917	2,135,181
Conversion of Convertible Notes	—	—	617,017	—	—	—	(1,393,456)	—	—	—
Total (gains) losses for period included in earnings	18,042	(20,082)	(972,245)	(672,334)	8,396	(70,287)	—	—	—	—
Balance at June 30, 2025	$91,712	$6,974	$152,909	$10,333	$48,708	$36,257	$—	$31,683	$139,917	$2,135,181

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.00 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $3.12, and strike price of $1,500.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at June 30, 2025 using the Black-Scholes model which used the following inputs: term of 3.85 years, risk free rate of 3.92%, no dividends, volatility of 78.0%, common stock price of $1.51, and strike price of $20.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 4.09 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $20.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.60 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 4.80 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.08 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.08 years, risk free rate of 4.00%, no dividends, volatility of 50.6%, common stock price of $1.51, and strike price of $3.78.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at June 30, 2025 using the Black-Scholes model which used the following inputs: term of 4.90 years, risk free rate of 3.92%, no dividends, volatility of 78.0%, common stock price of $1.51, and strike price of $3.26.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $3.26.

The fair value of the level 3 2025 March Institutional/Accredited Investor Warrants was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.30 years, risk free rate of 4.10%, no dividends, volatility of 46.8%, common stock price of $1.05, and strike price of $0.74.

The fair value of the level 3 2025 April Institutional/Accredited Investor Warrants was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.30 years, risk free rate of 4.10%, no dividends, volatility of 46.8%, common stock price of $1.05, and strike price of $0.74.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.30 years, risk free rate of 4.10%, no dividends, volatility of 46.8%, common stock price of $1.05, and strike price of $0.74.

The fair value of the level 3 Senior Convertible Notes - May 2025 was estimated at June 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.83 years risk free rate of 4.10%, no dividends, volatility of 46.8%, common stock price of $1.05, and strike price of $0.74.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2025 and 2024.
Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.

Other Debt Obligations

The following outstanding debt obligations are reflected in the Company's condensed consolidated balance sheet at carrying value since the Company did not elect to remeasure the debt obligations to fair value at the end of each reporting period. The carrying values of these debt obligations approximate fair value due to the short-term maturity of these debt obligations.

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$1,266,474	$1,266,474	$1,445,345	$1,445,345
Promissory Notes - August 16, 2024	$901,558	$901,558	$884,676	$884,676
Promissory Notes - August 27, 2024	$—	$—	$516,818	$516,818
Promissory Notes - February 2025	$276,293	$276,293	$—	$—
Senior Convertible Notes - December 2024	$98,571	$98,571	$250,000	$250,000
Promissory Notes - Fermata Energy II LLC	$444,880	$444,880	$—	$—

Note 5 – Investments
The Company accounts for its 5% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three and six months ended June 30, 2025 and June 30, 2024. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		June 30, 2025	December 31, 2024
Trade receivables		$1,656,229	$2,463,821
Less: allowance for credit losses		(1,306,878)	(315,623)
	Accounts receivable, net	$349,352	$2,148,198

Allowance for credit losses:

	Balance December 31, 2024	$(315,623)
	Provision (1)	(991,255)
	Write-off	—
	Recoveries	—
	Balance at June 30, 2025	$(1,306,878)
__________________
(1) $990,105 of the total amount is related to prior recognized management fees earned in the Fresno EV infrastructure project management.

Note 7 – Inventories
The following table summarizes the Company’s inventories balance by category:

	June 30, 2025	December 31, 2024
DC Chargers	$3,700,167	$3,966,115
AC Chargers	379,185	474,154
Component parts and Carbon Credit	187,732	151,633
Total	$4,267,084	$4,591,902

Note 8 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			June 30, 2025	December 31, 2024
Computers & Servers	1 year	to	3 years	$176,781	$171,977
Vehicles	5 years	to	7 years	65,748	65,414
Office furniture and equipment	3 years	to	5 years	445,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	740,708	621,707
Total				1,428,560	1,225,421
Less: Accumulated Depreciation				(718,441)	(611,463)
Property, plant and equipment, net				$710,119	$613,958

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$46,737	$51,088	$90,705	$102,884
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Intangible Assets and Goodwill

Intangible Assets
At both June 30, 2025 and December 31, 2024, the Company had recorded a gross intangible asset balance of $2,240,594, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended June 30, 2025 and 2024. Amortization expense of intangible assets was $69,720 for each of the six months ended June 30, 2025 and 2024. Accumulated amortization totaled $1,100,165 and $1,028,790 at June 30, 2025 and December 31, 2024, respectively.

The net amount of intangible assets of $1,142,047 at June 30, 2025, will be amortized over the weighted average remaining life of 9.38 years.
Total estimated future amortization expense is as follows:

2025 (remaining six months)	$76,342
2026	147,706
2027	142,706
2028	142,706
2029	142,706
Thereafter	489,881
$1,142,047

Goodwill
The following table summarizes the Company’s goodwill balance:

	June 30, 2025	December 31, 2024
Beginning Balance	$—	$—
Additions - Fermata acquisition	703,957	—
Total	$703,957	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Debt
The following is a summary of debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term loan	$1,266,474	$1,445,345
Promissory Notes - August 16, 2024 (3)	901,558	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Promissory Notes - February 2025 (3)	276,293	—
Senior Convertible Notes - October 2024 (2)	152,909	2,475,162
Senior Convertible Notes - December 2024	98,571	250,000
Senior Convertible Notes - May 2025 (2)	2,135,181	—
Promissory Notes - Fermata Energy II LLC	444,880	—
Total outstanding principal balance	5,275,867	5,572,001
Less: unamortized debt issuance costs and discounts	(55,903)	(84,170)
Total debt	5,219,964	5,487,831
Less: current portion of long-term debt	3,758,877	4,647,331
Long-term debt, net of current portion	$1,461,087	$840,500
__________________
(1) Principal balance and interest of was fully repaid as of March 31, 2025.
(2) Amount represents the fair value of the convertible notes.
(3) Amount include accrued interest.
As of June 30, 2025, the total future maturities of the principal amounts of the debt obligations are as follows:

2025 (remaining six months)	$2,868,549
2026	1,244,915
2027	1,106,500
5,219,964
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
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/31/2025	3/31/2026	$1,750,000	$1,266,474	2.16%	112.60%

Interest expense paid on the Term Loan for the three and six months ended June 30, 2025 was $432,793 and $768,332, respectively. There was no interest expense on the Term Loan for the three and six months ended June 30, 2024.
As of June 30, 2025, the Company has repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of June 30, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense on the SPV Promissory Notes for the three and six months ended June 30, 2025 was $37,806 and $75,186, respectively. There was no interest expense on the SPV Promissory Notes for the three and six months ended June 30, 2024.
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
Interest expense on the February Promissory Notes for the three and six months ended June 30, 2025 was $3,569 and $5,147, respectively.
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
Interest expense on the Nuvve Promissory Notes for the three and six months ended June 30, 2025 was $4,333. There was no interest expense paid on the Nuvve Promissory Notes for the three and six months ended June 30, 2024.
On January 31, 2025, the Company repaid the principal balance and interest of Nuvve Promissory Notes for a total amount repaid of $523,097.
Senior Convertible Notes - October 2024
In October 2024, the Company issued (i) senior convertible notes (the "October 2024 Notes") to certain accredited investors of the Company, pursuant to a securities purchase agreement, in exchange for an aggregate of $3,750,000 of a principal amount, and (ii) accompanying warrants to purchase shares of Common Stock (the “October 2024 Warrants”). The principal amount of the October 2024 Notes included an original issue discount of $375,000, or 10.00%, with net cash proceed to the Company of $3,375,000, which was funded on October 31, 2024.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The October 2024 Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of March 31, 2026. Pursuant to the October 2024 Notes, all accrued and unpaid interest and principal amount are payable in cash on the maturity date. The October 2024 Notes are payable in 15 equal payments with the first payment starting on the fourth month after issuance of the October 2024 Notes. The holders of the October 2024 Notes have the option to convert any outstanding principal and unpaid accrued interest under the October 2024 Notes into shares of the Company’s common stock, at a conversion price of $3.402 per share. The conversion price of the October 2024 Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
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
Additionally, for so long as the October 2024 Notes or the October 2024 Warrants remain outstanding, the investors shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time commencing after the six-month anniversary of the October 2024 Notes closing, to purchase up to an aggregate of $12,500,000 additional notes and warrants (the “Additional Notes” and “Additional Warrants,” respectively). The Additional Notes and Additional Warrants shall have the same terms as the October 2024 Notes and Warrants, except that the conversion price of the Additional Notes and the exercise price of the Additional Warrants shall each be equal to 95.00% of the average of the five lowest daily prices in the ten trading days prior to the date such investor exercises its Additional Investment Right.

The October 2024 Notes and October 2024 Warrants are recorded as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the October 2024 Notes for the three and six months ended June 30, 2025 was $5,569. There was no interest expense paid on the October 2024 Notes for the three and six months ended June 30, 2024.
As of June 30, 2025, the accredited investors have converted $3,431,552 of the October 2024 Notes into 1,942,347 of the Company's shares of common stock for an average conversion price of $1.791 per share pursuant to the securities purchase agreement.
As of June 30, 2025, the accredited investors have exercised 2,030,554 of the warrants related to the October 2024 Notes into 2,030,554 of the Company's shares of common stock for an average exercise price of $1.025 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $1,230,752.
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

The December Note has a term of 12 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of December 31, 2025. The December Note is convertible at the option of the December Investor, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.931 per share. In conjunction with the December Note, the Company issued to the December Investor the December Warrants to purchase an aggregate of 85,287 shares of Common Stock, at an exercise price of $3.26 per share. Each of the conversion price of the December 2024 Note and exercise price of the December Warrant

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price or exercise price, as applicable, then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
Interest expense on the December Note for three and six months ended June 30, 2025 was $13,752 and $20,000, respectively. There was no interest expense paid on the October 2024 Notes for the three and six months ended June 30, 2024.
As of June 30, 2025, the accredited investors have converted $171,568 of the December 2024 Note into 171,568 of the Company's shares of common stock for an average conversion price of $1.00 per share pursuant to the securities purchase agreement.
Senior Convertible Notes - March 2025
On March 5, 2025, the Company issued to certain investors (i) an aggregate of $1,666,666.67 principal amount senior convertible promissory notes ("March 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("March 2025 Warrants") to purchase shares of Common Stock.
The March 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The March 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.02 per share. Each of the conversion price of the March 2025 Convertible Notes and the exercise price of the March 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price or exercise price, as applicable, then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
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

The March 2025 Convertible Notes and Warrants were recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the March 2025 Convertible Notes for three and six months ended June 30, 2025 was $10,783. There was no interest expense paid on the March 2025 Convertible Notes for the three and six months ended June 30, 2024.
As of June 30, 2025, the accredited investors have converted all of the $1,666,667 of the March 2025 Convertible Notes into 2,254,080 of the Company's shares of common stock for an average conversion price of $0.7394 per share pursuant to the securities purchase agreement.
As of June 30, 2025, the accredited investors have exercised 285,028 of the warrants related to the March 2025 Convertible Notes into 285,028 of the Company's shares of common stock for an average exercise price of $0.7394 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $240,146.
Senior Convertible Notes - April 2025
On April 28, 2025, the Company issued to certain investors (i) an aggregate of $1,444,444.44 principal amount senior convertible promissory notes ("April 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("April 2025 Warrants") to purchase shares of Common Stock.
The April 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The April 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $0.8261 per share. The conversion price of the April 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The April 2025 Warrants are exercisable for up to an aggregate of 100.0% of the shares of Common Stock that each April 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $0.8261 per share, which represents 95.0% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
right, as set forth in the purchase agreement. The exercise price of the April 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The April 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the April 2025 Convertible Notes for three and six months ended June 30, 2025 was $5,645. There was no interest expense paid on the April 2025 Convertible Notes for the three and six months ended June 30, 2024.
As of June 30, 2025, the accredited investors have converted all of the $1,449,166.88 of the April 2025 Convertible Notes into 1,959,922.75 of the Company's shares of common stock for an average conversion price of $0.7394 per share pursuant to the securities purchase agreement.
As of June 30, 2025, the accredited investors have exercised 769,546 of the warrants related to the April 2025 Convertible Notes into 769,546 of the Company's shares of common stock for an average exercise price of $0.7394 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $568,642.
Senior Convertible Notes - May 2025
On May 30, 2025, the Company issued to certain investors (i) an aggregate of $4,166,666.66 principal amount senior convertible promissory notes ("May 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("May 2025 Warrants") to purchase shares of Common Stock.
The May 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.0% per annum in the event of a default. The May 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $0.7800 per share. The conversion price of the May 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The May 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each May 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $0.7800 per share, which represents 95.0% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the May 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The May 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the May 2025 Convertible Notes for three and six months ended June 30, 2025 was $23,974. There was no interest expense paid on the May 2025 Convertible Notes for the three and six months ended June 30, 2024.
As of June 30, 2025, the accredited investors have converted $203,335 of the May 2025 Convertible Notes into 275,000 of the Company's shares of common stock for an average conversion price of $0.7394 per share pursuant to the securities purchase agreement.
Promissory Notes - Fermata Energy II LLC
On April 23, 2025, promissory notes with conversion option were issued to certain employees of the Company, including Gregory Poilasne, the Chief Executive Officer of the Company (collectively, the “Fermata Promissory Notes”), respectively, in exchange for up to an aggregate of $547,058, to further support project costs in exchange for their investment into Fermata Energy II LLC. Each Fermata Promissory Note was issued carrying a 15.00% original issue discount.
The Fermata Promissory Notes have a term of 12 months and bear interest at a rate of 10.00% per annum.
Interest expense on the Fermata Promissory Notes for the three and six months ended June 30, 2025 was $10,181. There was no interest expense on the Fermata Promissory Notes for the three and six months ended June 30, 2024.

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
Authorized Shares
As of June 30, 2025, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 201,000,000, of which 200,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K for a detailed discussion of the Company’s stockholders' equity.

On February 21, 2025, the shareholders of the Company, in a special election approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 100,000,000 shares to 200,000,000 shares.
February 2024 Public Offering

On January 31, 2024, the Company entered into an underwriting agreement (the “January 2024 Underwriting Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”) regarding an underwritten public offering of its securities (the “Offering”). The Offering was conducted pursuant to our Registration Statement on Form S-1 filed with the SEC, which was declared effective as of January 31, 2024. On February 2, 2024, the Company completed the Offering and received gross proceeds of approximately $9.6 million prior to deducting underwriting discounts and commissions and offering expenses. Craig-Hallum received underwriting discounts and commissions equal to 7.0% of the gross proceeds of the Offering, and is further entitled to receive 7.0% of the gross proceeds received by the Company in connection with the exercise of any of the outstanding Series B Warrants issued in the Offering.

As noted above, on January 31, 2024, the Company entered into the January 2024 Underwriting Agreement regarding the Offering which was comprised of the followings:

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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of June 30, 2025 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
In May 2025, the Company granted warrants to purchase an aggregate of 11,000,004 shares of warrants to certain consultants of the Company as compensation for cryptocurrency strategy related consulting services rendered (the "May 2025 Consulting Warrants"). The fair value of the May 2025 Consulting Warrants of $8.19 million is equity classified in the condensed consolidated balance sheet as of June 30, 2025, and reflected as operating expenses in the condensed consolidated statement of operations.
In conjunction with the issuance of May 2025 Convertible Notes, April 2025 Convertible Notes, March 2025 Convertible Notes, December 2024 Convertible Notes and October 2024 Convertible Notes (see Note 10), the Company issued to the investors warrants to purchase an aggregate of 5,341,879, 1,953,537, 1,777,750, 277,780 and 2,076,036 shares of Common Stock, respectively, at an exercise price of $0.78, $0.74, $0.74, $1.00 and $0.74 per share, respectively. Such warrants are reflected as a liabilities in the condensed consolidated balance sheet as of June 30, 2025, and the change in the fair value of the private warrants for the three months ended June 30, 2025 in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of the private warrants recorded in the condensed consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2025:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Expiration Date
Public Warrants	7,188	—	—	7,188	$4,600.00	March 19, 2026
Private Warrants - February 2020	341	—	—	341	$4,600.00	March 19, 2026
PIPE Warrants	3,384	—	—	3,384	$4,600.00	March 19, 2026
2022 July Institutional/Accredited Investor Warrants	10,000	—	—	10,000	$1,500.00	January 29, 2028
Underwriter Warrants - February 2024 offering	48,000	—	22,500	25,500	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	—	480,000	$20.00	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	450,000	30,000	$20.00	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	2,076,036	1,700,351	—	375,685	$0.74	October 31, 2029
2024 December Institutional/Accredited Investor Warrants	277,780	—	—	277,780	$1.00	December 31, 2029
2025 March Institutional/Accredited Investor Warrants	1,777,750	285,028	—	1,492,722	$0.74	March 5, 2030
2025 April Institutional/Accredited Investor Warrants	1,953,537	769,546	—	1,183,991	$0.74	April 28, 2030
2025 May Institutional/Accredited Investor Warrants	5,341,879	—	—	5,341,879	$0.78	May 30, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.05	May 7, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.25	May 7, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.50	May 7, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.00	May 18, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.25	May 18, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.50	May 18, 2030
	23,455,899	2,754,925	472,500	20,228,474
Unit Purchase Option
On February 19, 2020, Newborn sold to the underwriters of its initial public offering (the “IPO”) for $100, (pre-stock split) a unit purchase option ("UPO") to purchase up to a total of 791 units at $4,600.00 per unit (or an aggregate exercise price of $3,636,875) commencing on the date of Newborn's initial business combination, March 19, 2021, and expiring February 13, 2025. Each unit issuable upon exercise of the UPO consists of one and one-tenth of a share of the Company's common stock and one warrant to purchase one share of the Company's common stock at the exercise price of $4,600.00 per share. The warrant has the same terms as the Public Warrant. In no event will the Company be required to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holders of the unit purchase option have demand and "piggy back" registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option. The UPO is classified within stockholders’ equity as “additional paid-in capital” in accordance with ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity, as the UPO is indexed to the Company’s common stock and meets the conditions for equity classification.
Treasury Stock
The Company's Board authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	June 30, 2025	December 31, 2024
Beginning balance	1,680	—
Shares repurchased	—	1,680
Average purchase price per share	$—	$0.0001
Amount spent on repurchased shares	$—	$0.17
Aggregate Board of Directors repurchase authorizations during the period	—	$1,680
Ending balance	1,680	1,680
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Preferred Class A Units - Fermata Energy II LLC
In connection with the acquisition of Fermata in April 2025, 4,900,000 units of preferred class A units, which is also the total number of authorized preferred class A units, were issued to the former debt holders of the Seller. See Note 20 for details. The preferred class A units are nonconvertible and nonredeemable, and does not pay dividends. The preferred class A units holders are entitled to an accrued compounded 10.0% annual preferred return, and certain distributions in the event of profit until they are fully paid back their initial capital contributions which will be the final distribution and termination of their preferred class A unit holdings.
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in April 2025, class B units of up to 2,500,000 were authorized to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend. The class B units holders are entitled to an accrued cumulative 18.0% annual preferred return on unreturned capital contributions. As of June 30, 2025, one member has been admitted as a Class B unit member with a subscription of 100,000 Class B units at $1.00 per unit.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Board extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In June 2023, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 10,000 shares. As of June 30, 2025, there is an aggregate of 63,497 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 55,408 shares of common stock remained available for future issuance under the 2020 Plan as of August 7, 2025. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	$14,022	$362,748	$568,681	$1,040,231
Restricted stock	—	119,052	—	287,956
Stock options - modified options	—	—	—	169
Profit interest units(1)	—	31,226	—	62,452
Total	$14,022	$513,026	$568,681	$1,390,808
__________________
(1) Profit interest is related to Levo which has been dissolved as an entity. See Note 18.
The following is a summary of the stock option activity under the 2010 Plan for the six months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	1,916	1,033.97	2.54	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - June 30, 2025	1,916	1,034.00	2.05	—
Options Exercisable at June 30, 2025	1,916	1,033.60	2.05	—
Options Vested at June 30, 2025	1,916	1,033.60	2.05	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	4,743	3,874.89	6.68	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(10)	2,708.00	—	—
Outstanding - June 30, 2025	4,733	3,877.35	5.95	—
Options Exercisable at June 30, 2025	3,699	4,993.33	6.20	—
Options Vested at June 30, 2025	3,699	4,993.33	6.20	—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 was zero.
During the year ended December 31, 2021, 4,100 options were modified to lower the exercise price by $240.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and six months ended June 30, 2024, was $169.
Other Information:

	Six Months Ended June 30,
	2025	2024
Amount received from option exercised	$—	$—

	June 30, 2025		Weighted average remaining recognition period
Total unrecognized options compensation costs	$24,482		1.47
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
The Company did not have any nonvested restricted stock units as of the six months ended June 30, 2025.

As of June 30, 2025, there was zero of total unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$—	$—	$—	$—
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2025, there was no material change from the year ended December 31, 2024 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements, and do not expect the OBBBA to have a significant impact.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss attributable to Nuvve Holding Corp. common stockholders	$(13,378,800)	$(4,176,717)	$(20,251,803)	$(11,127,626)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	6,313,968	623,028	4,073,294	517,236
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(2.12)	$(6.70)	$(4.97)	$(21.51)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued and outstanding	6,649	7,285	6,649	6,876
Nonvested restricted stock issued and outstanding	—	518	—	4
Public warrants	7,188	7,188	7,188	7,188
Private warrants - February 2020	341	341	341	341
PIPE warrants	3,384	3,384	3,384	3,384
Stonepeak and Evolve warrants	—	15,000	—	15,000
Stonepeak and Evolve options	—	12,500	—	12,500
2022 July Institutional/Accredited Investor Warrants	10,000	10,000	10,000	10,000
Underwriter Warrant - February 2024 offering	25,500	48,000	25,500	48,000
2024 February Institutional/Accredited Investor Warrants - series A	480,000	480,000	480,000	480,000
2024 February Institutional/Accredited Investor Warrants - series B	—	480,000	—	480,000
2024 February Institutional/Accredited Investor Warrants - series C	30,000	480,000	30,000	480,000
2024 October Institutional/Accredited Investor Warrants	375,684	—	375,684	—
2024 December Institutional/Accredited Investor Warrants	277,780	—	277,780	—
2025 March Institutional/Accredited Investor Warrants	1,492,722	—	1,492,722	—
2025 April Institutional/Accredited Investor Warrants	1,183,991	—	1,183,991	—
2025 May Institutional/Accredited Investor Warrants	5,341,879	—	5,341,879	—
May 2025 Consulting Warrants	9,000,000	—	9,000,000	—
May 2025 Consulting Warrants	2,000,004	—	2,000,004	—
Total	20,235,121	1,544,215	20,235,121	1,543,293

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Related Parties
As described in Note 5, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
Included in the accrued expenses of $5.32 million in the condensed consolidated balance sheet at June 30, 2025, is $0.14 million owed to the Company's current and former Board members for their past quarterly services.
During the three and six months ended June 30, 2025 the Company recognized revenue of $9,605 and $18,482, respectively, from an entity that is an investor in the Company. During the three and six months ended June 30, 2024 the Company recognized revenue of $63,517 and $139,176, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at June 30, 2025 and December 31, 2024 from the same entity that is an investor in the Company.
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
As described in Note 10, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of June 30, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
As described in Note 10, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 375,684 shares of Common Stock.
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
As described in Note 10, in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $205,882.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2025	December 31, 2024

Operating lease assets	Right-of-use operating lease assets	$4,222,680	4,493,360
Finance lease assets	Property, plant and equipment, net	4,651	6,890
Total lease assets		$4,227,331	$4,500,250

Operating lease liabilities - current	Operating lease liabilities - current	$872,562	914,800
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,962,465	4,254,173
Finance lease liabilities - current	Other liabilities - current	6,034	6,969
Finance lease liabilities - noncurrent	Other long-term liabilities	—	1,519
Total lease liabilities		$4,841,061	$5,177,461

The components of lease expense are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2025	2024	2025	2024

Operating lease expense	Selling, general and administrative	$233,986	$228,633	$467,973	$457,248
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,539	1,423	3,078	2,547
Interest on finance lease liabilities	Interest (expense) income, net	179	321	402	678
Total lease expense		$235,704	$230,377	$471,453	$460,473

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2025	June 30, 2025
2025	$422,736	$3,920
2026	981,717	2,516
2027	987,955	—
2028	937,727	—
2029	925,564	—
Thereafter	1,935,262	—
Total lease payments	6,190,961	6,436
Less: interest	(1,355,934)	(402)
Total lease obligations	$4,835,027	$6,034

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease terms (in years):
Operating lease	6.25	6.7
Finance lease	0.75	1.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$250,448	$252,997
Operating cash flows - finance leases	$—	$3,526
Financing cash flows - finance leases	$7,591	$5,477

Leased assets obtained in exchange for new finance lease liabilities	$4,651	$9,925
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $16,058 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2025	2024	2025	2024

Sublease lease income	Other, net	$135,742	$112,578	$240,684	$213,379
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $99,749 and $101,415 at June 30, 2025 and December 31, 2024, respectively.
Lease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Lease income	Products and services	$839	$1,138	$1,666	$2,276
Interest income	Products and services	4,619	4,864	8,551	8,979
Total lease income		$5,458	$6,002	$10,217	$11,255

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2025 and 2024, $122,928 and $42,714, respectively, were paid under the research agreement. At June 30, 2025, $94,785 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2025 and December 31, 2024, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2025, no royalty expenses had been incurred under this agreement.
(d) Investment
The Company is committed to possible future additional contributions to the Investment in Dreev (Note 5) in the amount of $270,000.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(e) Due to Customers
During the six months ended June 30, 2025, the Company received certain amount in Environmental Protection Agency’s Clean School Bus Rebates on behalf of its customers. The Company is partnering with these customers to implement their Clean School Bus programs. As the programs are implemented, the Company will invoice the amount for products and services to be provided to these customers under the grant award. The uninvoiced balance of $800,000 represents the amount due to customers, which the Company has recorded in the condensed consolidated balance sheets.

(f)    Purchase Commitments

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

As of June 30, 2025, Fermata Energy II LLC and Deep Impact are included as the non-controlling interest entities.

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

The following table summarizes non-controlling interests presented as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet at June 30, 2025:

	June 30, 2025	December 31, 2024
Beginning Balance	$(28,809)	(4,894,101)
Net loss attributable to non-controlling interests	$(195,260)	(53,376)
Less: dividends paid to non-controlling interests	—	151,508
Less: Preferred share accretion adjustment	—	322,932
Cancellation of non-controlling interests	—	5,393,108
Non-controlling interests	$(224,069)	$(28,809)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to non-controlling interests	$(189,663)	$(10,268)	$(195,260)	$(24,566)

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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$332,989	$802,180	$1,245,454	$1,581,936
(Add)/deduct:
Cost of sales	131,065	602,715	692,309	1,112,159
Selling, general, and administrative expense:
Employee compensation and benefits	1,996,835	2,566,048	4,414,360	6,341,181
Consultants	59,869	852	59,869	15,327
Marketing	549,338	58,781	813,832	126,417
Rent	259,910	251,407	533,227	491,377
Professional fees	241,568	234,590	557,382	285,285
Legal	653,948	348,500	1,365,105	478,437
Insurance (excluding health & D&O)	25,337	59,003	69,184	91,122
IT Expense	238,743	342,367	515,817	652,099
Travel	62,757	91,399	85,529	156,430
Office Meal and Employee Reimbursement	7,484	22,949	17,172	46,369
Dues & Subscriptions	53,840	92,271	114,608	198,665
Office Supplies	1,557	1,704	2,409	4,139
Telephone	2,535	681	4,318	3,840
Utilities	8,657	10,996	21,649	22,684
Depreciation & Amortization	81,597	85,947	160,425	179,170
Bank charges	12,304	12,222	18,154	16,970
Fair value of warrants issued for cryptocurrency strategy consulting services	8,194,000	—	8,194,000	—
Public Co Fees	351,470	310,057	893,713	1,116,300
Provision for credit losses	991,255	—	991,255	—
Other	112,983	—	128,041	192,071
Total selling, general, and administrative expense	13,905,986	4,489,772	18,960,049	10,417,882
Research and development expense:
Employee compensation and benefits	716,239	581,299	1,194,409	1,334,463
Consultants	67,193	527,990	219,323	1,036,370
License fees	62,295	243,067	199,607	480,341
Legal	122,342	77,321	220,964	106,333
IT Expense	96,953	8,084	104,873	30,306
Travel	9,212	19,861	14,866	32,714
Office Meal and Employee Reimbursement	1,564	4,231	3,210	8,849
Dues & Subscriptions	700	—	700	—
Repairs and Maintenance	11,054	8,733	12,216	29,698
Bank charges	2,879	2,847	4,037	3,853
Other	2,731	134	2,730	218
Total research and development expense	1,093,163	1,473,567	1,976,935	3,063,144

Total other income (expense), net	1,228,763	1,814,859	$(63,224)	$2,333,497
Income tax expense	—	—	$—	$—
Net loss	$(13,568,462)	$(3,949,015)	$(20,447,063)	$(10,677,752)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	June 30, 2025	December 31, 2024
United States	$1,666,374	$1,508,977
United Kingdom	1,901	1,425
Denmark	183,890	166,322
	$1,852,166	$1,676,724

Note 20 - Acquisitions

Fermata Acquisition

On April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Fermata Energy LLC, a Delaware limited liability company (“Seller”) and Fermata Energy II, LLC, a Delaware limited liability company and newly formed subsidiary of the Company (“Fermata"), pursuant to which the Company agreed to acquire, through Fermata, substantially all of the assets and certain specified liabilities of the Seller in exchange for a total purchase price of approximately $1,115,176, consisting of approximately $340,200 in cash, and the fair value of the preferred units issued to the former debt holders of the Seller. The former debt holders of the Seller were issued 4,900,000 of preferred units in connection with the acquisition. The Fermata acquisition closed on April 25, 2025.

The Agreement contains customary representations and warranties and agreements by the Company and customary indemnification obligations of the Company.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date:

Consideration transferred:
Cash	$340,200
Fair value of Class A Preferred units issued	$774,976
Total	$1,115,176

Recognized amounts of identifiable assets acquired:
Inventory	$423,138
Furniture Fixtures and Equipment	79,000
Other Assets	10,081
Intangible Property	149,000
Accounts payable	(250,000)
Total identifiable net assets	411,219
Goodwill	703,957
Total	$1,115,176

The financial effect of the acquisition was not material to the Company’s condensed consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's condensed consolidated results of operations.

The fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is preliminary as the Company is in the process of finalizing the valuation. The preliminary purchase price allocation is subject to change based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed, and the fair value of the preferred units issued to the former debt holders of the Seller. The Company anticipates finalizing the accounting for the acquisition within 12 months of the completion of acquisition date.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 - Subsequent Events
July 2025 Registered Public Offering
On July 11, 2025, the Company, entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which the Company issued and sold to Lucid 3,044,463 shares (the “Shares”) of Common Stock and 1,984,940 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 754,411 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by the Company (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to the Company from the July 2025 Offering were approximately $5.50 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by the Company in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement the Company also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $1.05 per share of Common Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”).
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
Our customers and partners include owner/operators of light duty fleets, heavy duty fleets (including school buses), automotive manufacturers, charge point operators, and strategic partners (via joint ventures, other business ventures and special purpose financial vehicles). We also operate a small number of company-owned charging stations serving as demonstration projects funded by government grants. We expect reductions in company-owned charging stations and the related government grant funding, and such projects to constitute a declining percentage of our future business as our commercial operations expand.
We offer our customers networked charging stations, infrastructure, batteries, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, as well as low and in some cases free energy costs. We expect to generate revenue primarily from the provision of services to the grid via our GIVe software platform and sales of V2G-enabled charging stations and batteries. In the case of light duty fleet and heavy duty fleet customers, we also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, we may generate non-recurring engineering services revenue derived from the integration of our technology with automotive original equipment manufacturers ("OEMs") and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, we may also share the recurring grid services revenue with the customer.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the three months ended June 30, 2025 and year ended December 31, 2024.

Fermata Energy II LLC

On April 25, 2025, we, Fermata Energy LLC (“Seller”), and the former noteholders of Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, we hold a 51% equity interest in Fermata as the sole common units member, and the Preferred Members collectively hold the remaining 49% equity interest in the form of class A preferred units. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 for details of the acquisition.

Nuvve New Mexico LLC

In April 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors holds the Class B units. As of June 30, 2025, one member has been admitted as a Class B unit member with a subscription of 100,000 Class B units at $1.00 per unit.

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
Our estimated backlog on June 30, 2025, was $19.1 million, which we expect to earn in future periods. We anticipate recognizing revenue from this backlog from 2025 through 2027. Backlog related to the Fresno EV infrastructure project management represents approximately $14.7 million of the total backlog. As of June 30, 2025, Fresno EV infrastructure management have not secured the financing necessary to fund the EV infrastructure project. Therefore, the backlog of $14.7 million could be at risk.

Recent Developments

Our Digital Asset Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In January 2025, we announced that our Board had approved the inclusion of bitcoin as a primary asset in our treasury management program, pursuant to which we may allocate up to 30% of our excess cash, calculated based on our estimated six-month operating expenses, toward bitcoin purchases. On April 28, 2025, we further announced that our Board had approved an expansion of our digital treasury strategy and the formation of a new wholly owned subsidiary dedicated to building a cryptocurrency digital treasury along with cash flowing blockchain opportunities as part of our long-term strategic digital asset initiate. As previously announced, the Board approved a cryptocurrency portfolio strategy that is expected to be anchored with at least 50% allocation to bitcoin, with the remaining 50% allocated to other digital assets as determined by management.

In June 2025, we announced an expansion of our digital treasury strategy to include HYPE, the native token of Hyperliquid. The purchase of HYPE is expected to be made through our previously announced digital asset subsidiary, in line with our previously disclosed digital treasury strategy of allocating up to 50% of our cryptocurrency portfolio to digital assets as determined by management.

In July 2025, our Board further expanded our digital treasury strategy to provide for the allocation of up to 100% of our cryptocurrency portfolio to one or more other digital assets, including HYPE.

As previously disclosed, on July 20, 2025, we entered into an asset management agreement with DeFi Technologies, Inc. (the “Asset Manager”), pursuant to which the Asset Manager will provide asset management services in connection with the implementation of our digital treasury strategy.

As of June 30, 2025, we have not yet implemented these measures relating to our expected digital asset strategy. We anticipate implementing these strategies in the latter half of 2025.

Results of Operations
Three and Six Months Ended June 30, 2025 Compared with Three and Six Months Ended June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Revenue
Products	$141,905	$369,192	$(227,287)	(62)%	$707,456	$845,661	$(138,205)	(16)%
Services	$191,084	$301,567	$(110,483)	(37)%	$458,388	$521,438	$(63,050)	(12)%
Grants	—	131,421	(131,421)	(100)%	79,610	214,837	(135,227)	(63)%
Total revenue	332,989	802,180	(469,191)	(58)%	1,245,454	1,581,936	(336,482)	(21)%
Operating expenses
Cost of product	48,124	256,902	(208,778)	(81)%	541,339	593,574	(52,235)	(9)%
Cost of service	82,941	345,813	(262,872)	(76)%	150,970	518,585	(367,615)	(71)%
Selling, general and administrative expenses	13,905,986	4,489,772	9,416,214	210%	18,960,049	10,417,882	8,542,167	82%
Research and development expense	1,093,163	1,473,567	(380,404)	(26)%	1,976,935	3,063,144	(1,086,209)	(35)%
Total operating expenses	15,130,214	6,566,054	8,564,160	130%	21,629,293	14,593,185	7,036,108	48%
Operating loss	(14,797,225)	(5,763,874)	(9,033,351)	157%	(20,383,839)	(13,011,249)	(7,372,590)	57%
Other income (expense)
Interest (expense) income, net	(707,017)	10,736	(717,753)	NM	(1,242,834)	19,748	(1,262,582)	NM
Change in fair value of convertible notes	1,142,710	—	1,142,710	100%	51,704	—	51,704	100%
Change in fair value of warrants/investment rights liability	565,800	1,584,772	(1,018,972)	(64)%	441,182	2,312,434	(1,871,252)	(81)%
Change in fair value of derivative liability	—	7,907	(7,907)	(100)%	—	(3,626)	3,626	(100)%
Other, net	227,270	211,444	15,826	7%	686,724	4,941	681,783	NM
Total other income (expense), net	1,228,763	1,814,859	(586,096)	(32)%	(63,224)	2,333,497	(2,396,721)	(103)%
Loss before taxes	(13,568,462)	(3,949,015)	(9,619,447)	244%	(20,447,063)	(10,677,752)	(9,769,311)	91%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(13,568,462)	$(3,949,015)	$(9,619,447)	244%	$(20,447,063)	$(10,677,752)	$(9,769,311)	91%
Less: Net loss attributable to non-controlling interests	(189,662)	(10,268)	(179,394)	NM	(195,260)	(24,566)	(170,694)	NM
Net loss attributable to Nuvve Holding Corp.	$(13,378,800)	$(3,938,747)	$(9,440,053)	240%	$(20,251,803)	$(10,653,186)	$(9,598,617)	90%
________________
NM - Not Meaningful

Revenue

Total revenue was $0.33 million for the three months ended June 30, 2025, compared to $0.80 million for the three months ended June 30, 2024, a decrease of $0.47 million, or 58.5%. The decrease was primarily attributable to a $0.23 million decrease in products revenue due to lower customers sales orders and shipments, a $0.11 million decrease in services revenue, and a $0.13 million decrease in grants. Products and services revenue for the three months ended June 30, 2025, consisted of DC Chargers and AC Chargers of $0.14 million, grid services revenue of $0.04 million, and engineering services of $0.15 million. During the second quarter of 2025, we stopped accruing management fees earned for the Fresno EV infrastructure project.

Total revenue was $1.25 million for the six months ended June 30, 2025, compared to $1.58 million for the six months ended June 30, 2024, a decrease of $0.34 million, or 21.3%. The decrease was primarily attributable to a $0.14 million decrease in products revenue due to lower customers sales orders and shipments, a $0.06 million decrease in services revenue, and a $0.14 million decrease in grants. Products and services revenue for the six months ended June 30, 2025, consisted of DC Chargers and AC Chargers of $0.71 million, grid services revenue of $0.08 million, and engineering services of $0.38 million driven by management fees of $0.18 million earned related to Fresno V2G infrastructure project management. During the second quarter of 2025, we stopped accruing management fees earned in the Fresno EV infrastructure project.
Cost of Products and Services Revenue
Cost of products and services revenue for the three months ended June 30, 2025, decreased by $0.47 million to $0.1 million, or 78.3% compared to $0.6 million for the three months ended June 30, 2024 primarily due to lower customers sales orders and shipments. Products and services margin increased by 50.5% to 60.6% for the three months ended June 30, 2025, compared to 10.1% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the second quarter of 2025 compared with the second quarter of 2024.
Cost of products and services revenue for the six months ended June 30, 2025, decreased by $0.42 million to $0.69 million, or 37.8% compared to $1.11 million for the six months ended June 30, 2024 due to lower customers sales orders and shipments. Products and services margin increased by 22.0% to 40.6% for the six months ended June 30, 2025, compared to 18.6% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the six months ended June 30, 2025 compared with the same period in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $13.9 million for the three months ended June 30, 2025, as compared to $4.5 million for the three months ended June 30, 2024, an increase of $9.4 million, or 209.7%.
The increase during the three months ended June 30, 2025 was primarily attributable to increases in the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.1 million, increases in bad debt expenses of $1.2 million mostly related to management fees earned in the Fresno EV infrastructure project, increases in travel and marketing/promotions related expenses of $0.5 million, and increases in legal fees expenses of $0.3 million, partially offset by decreases in compensation expenses of $0.6 million, including share-based compensation, and decrease in software subscriptions expenses of $0.1 million.
Selling, general and administrative expenses were $19.0 million for the six months ended June 30, 2025, as compared to $10.4 million for the six months ended June 30, 2024, an increase of $8.5 million, or 82.0%.
The increase during the six months ended June 30, 2025 was primarily attributable to increases in the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.0 million, increases in legal fees expenses of $0.9 million, increases in bad debt expenses of $0.9 million mostly related to management fees earned in the Fresno EV infrastructure project, increases in travel and marketing/promotions related expenses of $0.7 million, and increases in professional audit related fees of $0.3 million, partially offset by decreases in compensation expenses of $1.9 million, including share-based compensation, decrease in software subscriptions expenses of $0.1 million, and decrease in office related expenses of $0.1 million.

Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 25.8%, from $1.5 million for the three months ended June 30, 2024 to $1.1 million for the three months ended June 30, 2025. The decrease during the three months ended June 30, 2025 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Research and development expenses decreased by $1.1 million, or 35.5%, from $3.1 million for the six months ended June 30, 2024 to $2.0 million for the six months ended June 30, 2025. The decrease during the six months ended June 30, 2025 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net decreased by $0.59 million from $1.81 million of other income for the three months ended June 30, 2024, to $1.23 million in other expenses for the three months ended June 30, 2025. The decrease during the three months ended June 30, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, partially offset by increases in sublease income related to the subleasing of part of our main office space (See Note 16) and interest expense on debt obligations.
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, and other income (expense). Other income, net decreased by $2.40 million from $2.33 million of other income for the six months ended June 30, 2024, to $0.06 million in other expenses for the six months ended June 30, 2025. The decrease during the six months ended June 30, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, partially offset by increases in sublease income related to the subleasing of part of our main office space (See Note 16) and interest expense on debt obligations.
Income Taxes
In each of the three and six months ended June 30, 2025 and 2024, we recorded no material income tax expenses. The income tax expenses during each of the three and six months ended June 30, 2025 and 2024 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss increased by $9.6 million, or 243.6%, from $3.9 million for the three months ended June 30, 2024, to $13.6 million for the three months ended June 30, 2025. The increase in net loss was primarily due to an increase in total operating expenses of $8.6 million, a decrease in other income of $0.6 million and a decrease of $0.5 million in revenue.
Net loss increased by $9.8 million, or 91.5%, from $10.7 million for the six months ended June 30, 2024, to $20.4 million for the six months ended June 30, 2025. The increase in net loss was primarily due to an increase in total operating expenses of $7.0 million, a decrease in other income of $2.4 million and a decrease of $0.3 million in revenue.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest for the three and six months ended June 30, 2025 was flat compared to net income attributable to non-controlling interest for the three and six months ended June 30, 2024.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Fermata Energy II LLC and Deep Impact entity. We own 51% of Fermata Energy II LLC and Deep Impact common units during the six months ended June 30, 2025. We had determined that Deep Impact only is a variable interest entity (“VIE”) in which we are the primary beneficiary. We consolidated Fermata Energy II LLC and Deep Impact, and recorded a non-controlling interest for the share of Fermata Energy II LLC and Deep Impact owned by other parties during the six months ended June 30, 2025.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $20.4 million as of the six months ended June 30, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. Our cash used in operations were $7.3 million as of the six months ended June 30, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of June 30, 2025, we had a cash balance, working capital, and total equity deficit of $1.8 million, $4.5 million and $2.8 million, respectively.
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
Shelf Registration Statement
On June 27, 2025, we filed a shelf registration statement on Form S-3 with the SEC which allows us, subject to limitations under the baby shelf rules discussed below, to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $300.0 million. The shelf registration statement was declared effective on July 7, 2025. Our ability to utilize the full capacity of our shelf registration, or any future shelf registration on Form S-3, is limited by our compliance with the baby shelf rules. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of securities that may be offered and sold by us under a Form S-3 registration statement, including pursuant to our shelf registration statement, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As a result, we will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.
July 2025 Registered Public Offering
On July 11, 2025, we entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which we issued and sold to Lucid 3,044,463 shares (the “Shares”) of Common Stock, par value $0.0001 per share (the “Common Stock”) and 1,984,940 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 754,411 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by us (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to us from the July 2025 Offering were approximately $5.50 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by us in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement we also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $1.05 per share of Common Sstock.
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

The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/31/2025	3/31/2026	$1,750,000	$1,266,474	2.16%	112.60%
Interest expense paid on the Term Loan for the three and six months ended June 30, 2025 was $432,793 and $768,332, respectively. There was no interest expense on the Term Loan for the three and six months ended June 30, 2024.
As of June 30, 2025, we have repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.
Below is the summary of debt obligations as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term loan	$1,266,474	$1,445,345
Promissory Notes - August 16, 2024 (3)	901,558	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Promissory Notes - February 2025 (3)	276,293	—
Senior Convertible Notes - October 2024 (2)	152,909	2,475,162
Senior Convertible Notes - December 2024	98,571	250,000
Senior Convertible Notes - May 2025 (2)	2,135,181	—
Promissory Notes - Fermata Energy II LLC	444,880	—
Total outstanding principal balance	5,275,867	5,572,001
Less: unamortized debt issuance costs and discounts	(55,903)	(84,170)
Total debt	5,219,964	5,487,831
Less: current portion of long-term debt	3,758,877	4,647,331
Long-term debt, net of current portion	1,461,087	840,500
__________________
(1) Principal balance and interest of was fully repaid as of in March 31, 2025.
(2) Amount represents the fair value of the convertible notes.
(3) Amount include accrued interest.
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

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,274,280)	$(8,736,566)
Investing activities	(394,373)	(53,103)
Financing activities	9,009,815	8,684,261
Effect of exchange rate on cash and restricted cash	54,747	2,162
Net increase (decrease) in cash and restricted cash	$1,395,909	$(103,246)
Net cash used in operating activities during the six months ended June 30, 2025 was $7.3 million as compared to net cash used of $8.7 million in the six months ended June 30, 2024. The $1.5 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the six months ended June 30, 2025 as compared to the same prior year period. Working capital during the six months ended June 30, 2025 was impacted by, among other items, increase in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the six months ended June 30, 2025, cash use for investing activities was $0.39 million as compared to net cash used for investing activities of $0.05 million during the six months ended June 30, 2024. Net cash used for investing activities during the six months ended June 30, 2025 was for the purchase of fixed assets and cash used for acquisitions.
Net cash provided by financing activities for the six months ended June 30, 2025 was $9.0 million, of which $0.6 million was the proceeds from public offering of common stock, partially offset by issuance cost, $2.1 million was from the exercise of common stock warrants, partially offset by issuance cost, $8.8 million was proceeds from debt obligations, and repayment debt obligations of $2.5 million. Net cash provided by financing activities for the six months ended June 30, 2024 was $8.7 million, which $8.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, and $0.2 million was from the exercise of common stock warrants, partially offset by issuance cost.

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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(A) of the Securities Act, and has elected to take advantage of the benefits of this extended transition period.
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements of Nuvve included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2025.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On April 7, 2025, we received written notice (the “Stockholders’ Equity Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). In our Annual Report on Form 10-K for the year ended December 31, 2024, we reported stockholders’ equity (deficit) of ($1,289,647), and, as a result, do not currently satisfy the Stockholders’ Equity Rule. The Stockholders’ Equity Notice indicated that, in accordance with Nasdaq rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit a plan to regain compliance with the Stockholders’ Equity Rule (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on May 20, 2025. We intend to regain compliance with the Stockholders’ Equity Rule within the applicable compliance period. However, there can be no assurances we will successfully regain compliance by such time. If we do not evidence compliance, we may be subject to delisting.

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

Risks Related to Our Digital Asset Treasury Strategy and Holdings

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

HYPE is a highly volatile asset, and fluctuations in the price of HYPE may influence our financial results and the market price of our listed securities.

HYPE and other digital assets are relatively novel and are subject to significant legal and regulatory uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is evolving and unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the operations or functionality of Hyperliquid, the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years:
•President Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group submitted a report with regulatory and legislative proposals on July 30, 2025;
•in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
•in May 2025, the SEC issued a statement providing its view that certain staking activities on blockchain networks that use protocol staking activities do not involve the offer or sale of securities under the Securities Act or the Exchange Act;
•in April and August 2024, Uniswap Labs and OpenSea, respectively, publicized that they had each received a Wells Notice from the SEC, notifying them that the SEC was planning to recommend legal action against them based on allegations that they operate as unregistered securities exchanges;
•in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission (“CFTC”), the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
•in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;
•in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;
•the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
•in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets”; and
•in China since 2021, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, the complaint against Binance was dismissed on May 29, 2025, and the investigations into OpenSea and Uniswap closed in February 2025, the SEC or other state, federal or foreign regulatory agencies may initiate similar actions in the future, which could materially impact the operations or functionality of Hyperliquid, the price of HYPE and our ability to own or transfer HYPE. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and HYPE specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of HYPE, as well as our ability to hold or transact in HYPE, and in turn adversely affect the market price of our listed securities.

HYPE and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

HYPE and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of HYPE or other digital assets.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or other digital assets or the ability of individuals or institutions such as us to own or transfer. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and HYPE specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of HYPE and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general may also impact the price of HYPE and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of HYPE may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to HYPE, institutional demand for HYPE as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for HYPE as a means of payment, and the availability and popularity of alternatives to HYPE. Even if growth in HYPE adoption occurs in the near or medium-term, there is no assurance that HYPE usage will continue to grow over the long-term.

Because HYPE has no physical existence beyond the record of transactions on the Hyperliquid blockchain, a variety of technical factors related to the Hyperliquid blockchain could also impact the price of HYPE. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of HYPE transactions and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Hyperliquid blockchain and negatively affect the price of HYPE. The liquidity of HYPE may also be reduced and damage to the public perception of HYPE may occur, if financial institutions were to deny or limit banking services to businesses that hold HYPE, provide HYPE-related services or accept HYPE as payment, which could also decrease the price of HYPE.

The liquidity of HYPE may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for HYPE and other digital assets.

HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our accounts with our custodian or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our HYPE or other digital assets, including the loss or destruction of private keys required to access our HYPE or other digital assets and cyberattacks or other data loss relating to our HYPE or other digital assets.

We expect to hold our HYPE with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our HYPE among our custodians, and our holdings may be concentrated with a single custodian from time to time, including immediately after this offering. In light of the significant amount of HYPE we anticipate that we will hold, we expect to continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our HYPE, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our HYPE or other digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we anticipate our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits may vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our HYPE holdings may cover only a small fraction of the value of the entirety of our HYPE holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our HYPE. Moreover, our use of custodians exposes us to the risk that the HYPE our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such HYPE. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our HYPE.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the L1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our HYPE. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the smart contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of HYPE or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Certain employees or vendors may also be vulnerable to physical or psychological coercion, commonly referred to as “wrench attacks,” as well as scams and social engineering tactics intended to obtain access to passwords or private cryptographic keys, in order to then effectuate the unauthorized transfer or theft of digital assets.

Classification of HYPE as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”) and could adversely affect the market price of HYPE and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE is a “security,” nor has any court addressed the status of HYPE under the U.S. federal securities laws or similar laws. A determination that HYPE is a “security” by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in HYPE exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If HYPE is determined to constitute a security for purposes of the federal securities laws, we would expect to take steps to reduce the percentage of HYPE that constitute investment assets under the 1940 Act. These steps may include, among others, selling HYPE that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our HYPE at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if HYPE is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of HYPE and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As HYPE and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of HYPE. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

Our cryptocurrency treasury strategy exposes us to risk of non-performance by counterparties.

Our HYPE treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of HYPE, a loss of the opportunity to generate funds, or other losses.

We expect our primary counterparty risk with respect to our HYPE will be custodian performance obligations under the various custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held HYPE will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our HYPE holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our HYPE, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If HYPE is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of HYPE and in turn adversely affect the market price of our common stock. See “Risk Factors—Classification of HYPE as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”) and could adversely affect the market price of HYPE and the market price of our common stock.” above. Moreover, the risks of us engaging in a digital asset treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The due diligence procedures conducted by us and our liquidity providers to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We will execute trades through U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in HYPE or other digital assets with bad actors that have used HYPE or such other digital assets to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in HYPE or other digital assets by us may be restricted or prohibited.

The concentration of our HYPE holdings could enhance the risks inherent in our HYPE treasury strategy.

The concentration of our HYPE holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our HYPE treasury strategy. Any future significant declines in the price of HYPE would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other blockchains and associated digital assets, including those with significant private or public sector backing, could have a negative impact on the price of HYPE and adversely affect our business.

As a result of our HYPE treasury strategy, our digital treasury assets are expected to be concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, that are researching and investing resources into private or permissioned blockchains that do not use proof-of-stake consensus mechanism like the Hyperliquid network, or use different technical innovations that build upon or improve the proof-of-stake consensus mechanism. If improved mechanisms for validating transactions on blockchains are perceived as superior to proof-of-stake, those digital assets could gain market share relative to HYPE.

Our HYPE holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our HYPE at favorable prices or at all. As a result, our HYPE holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the HYPE we expect to hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered HYPE or otherwise generate funds using our HYPE holdings, including in particular during times of market instability or when the price of HYPE has declined significantly. If we are unable to sell our HYPE, enter into additional capital raising transactions, including capital raising transactions using HYPE as collateral, or otherwise generate funds using our HYPE holdings, or if we are forced to sell our HYPE at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The market price of our common stock may be highly volatile and our stockholders could incur substantial losses.

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
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
•the timing and magnitude of our investments in the growth of our business;
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

In addition, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Additionally, we may use a portion of the proceeds from this offering to purchase cryptocurrency, which has been, and will likely continue to be, volatile. If, in the future, a material portion of our assets is represented by cryptocurrency, our stock price will likely fluctuate based on the price of cryptocurrency. See the risk factor below titled, “We may use the net proceeds or a portion thereof from any future offering by us to purchase additional cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.”

We may use the net proceeds or a portion thereof from any future offering by us to purchase additional cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

We may use the net proceeds from any future offering by us to purchase additional cryptocurrency. Cryptocurrency is a highly volatile asset. Cryptocurrency does not pay interest, but if management determines to stake the cryptocurrency tokens in treasury, rewards can be earned on cryptocurrency. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of cryptocurrency following our purchases of cryptocurrency with the net proceeds from any future offering by us. Future fluctuations in cryptocurrency’s trading prices may result in our converting cryptocurrency purchased with the net proceeds from any offering into cash with a value substantially below the net proceeds from such an offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of various cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock. Moreover, the risks of engaging in a HYPE treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation as amended	*
3.2	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Form of Additional Convertible Note, Dated April 28, 2025	8-K	4.1	4/30/2025
4.2	Form of Additional Warrant, dated April 28, 2025	8-K	4.2	4/30/2025
4.3	Form of Warrant, dated May 7, 2025	8-K	4.1	5/9/2025
4.4	Form of Warrant, dated May 18, 2025.	8-K	4.1	5/22/2025
4.5	Form of Additional Convertible Note, dated May 30, 2025	8-K	4.1	6/5/2025
4.6	Form of Additional Warrant, dated May 30, 2025	8-K	4.2	6/5/2025
4.7	Form of Pre-Funded Warrant, dated July 14, 2025	8-K	4.1	7/15/2025
4.8	Form of Representative’s Warrant, dated July 14, 2025	8-K	4.2	7/15/2025
10.1^	Asset Purchase Agreement, dated as of April 25, 2025, by and among Nuvve Holdings Corp., a Delaware corporation, Fermata Energy LLC and Fermata Energy II, LLC	10.Q	10.1	5/15/2025
10.2	Form of Consulting Agreement, dated May 7, 2025	8-K	10.1	5/9/2025
10.3	Consulting Services Agreement by and between Nuvve Holding Corp. and Bristol Capital, LLC, as amended on May 7, 2025	8-K	10.2	5/9/2025
10.4	Form of Consulting Agreement, dated May 18, 2025	8-K	10.1	5/22/2025
10.5	Employment Agreement, by and between Nuvve New Mexico, LLC and Ted Smith, dated June 27, 2025	8-K	10.1	7/3/2025
10.6
Agreement for the purchase and sale of future receipts, dated March 31, 2025, by and among Nuvve Holding Corp. as seller, Agile Lending, LLC, as Buyer, and Agile Capital Funding, LLC, as collateral agent.
		*
10.7	Form of Fermata Energy II, LLC Convertible Note, dated April 23, 2025	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
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
August 14, 2025

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)