Form 10-Q
period 2025-09-30
Nuvve Holding Corp.
filed 2025-11-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
☐ Yes   ☒ No
As of November 8, 2025, 33,566,009 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$939,415	$371,497
Restricted cash	320,000	320,000
Accounts receivable, net	1,109,255	2,148,198
Inventories	4,255,117	4,591,902
Prepaid expenses	838,876	494,986
Deferred costs - current	1,034,958	417,290
Other current assets	1,055,065	931,244
Total current assets	9,552,686	9,275,117

Property and equipment, net	666,590	613,958
Intangible assets, net	1,103,048	1,062,766
Goodwill	96,000	—
Investment in equity securities	670,951	670,951
Investment in leases	98,896	101,415
Right-of-use operating lease assets	3,907,809	4,493,360
Deferred costs - noncurrent	594,558	564,558
Security deposit, long-term	64,943	15,687
Total assets	$16,755,481	$16,797,812

Liabilities and Equity
Current liabilities
Accounts payable	$2,944,507	$1,882,357
Accrued expenses	5,662,373	3,393,205
Deferred revenue - current	1,152,815	506,496
Debt - term loan	549,778	1,609,928
Due to related party - promissory notes - current	583,957	562,241
Convertible notes - current	1,060,489	2,475,162
Operating lease liabilities - current	864,139	914,800
Other liabilities	124,565	6,969
Total current liabilities	12,942,623	11,351,158

Operating lease liabilities - noncurrent	3,698,514	4,254,173
Due to related party - promissory notes - noncurrent	840,500	840,500
Deferred revenue - noncurrent	574,570	771,747
Warrants/investment rights liability	409,454	699,087
Other long-term liabilities	208,297	170,794
Total liabilities	18,673,958	18,087,459

Commitments and Contingencies
Stockholders’ equity
Preferred Class A units, zero par value, 4,900,000 shares authorized; 4,900,000 units issued and outstanding at September 30, 2025, and zero units issued and outstanding at December 31, 2024, respectively	166,698	—
Class B units, zero par value, 2,500,000 units authorized; 150,000 units issued and outstanding at September 30, 2025, and zero units issued and outstanding at December 31, 2024, respectively	150,000	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 22,482,750 and 904,949 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	8,565	6,408
Treasury stock, at cost, 1,680 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	188,584,935	164,285,336
Accumulated other comprehensive income	40,488	46,494
Accumulated deficit	(190,358,139)	(165,599,076)
Nuvve Holding Corp. stockholders’ deficit	(1,407,453)	(1,260,838)
Non-controlling interests	(511,024)	(28,809)
Total stockholders’ deficit	(1,918,477)	(1,289,647)
Total deficit	(1,918,477)	(1,289,647)
Total Liabilities and Equity	$16,755,481	$16,797,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Products	$947,561	$543,834	$1,655,017	$1,389,495
Services	380,876	1,265,499	839,264	1,786,937
Grants	270,190	108,885	349,800	323,722
Total revenue	1,598,627	1,918,218	2,844,081	3,500,154
Operating expenses
Cost of products	735,730	409,390	1,277,069	1,002,964
Cost of services	31,246	508,697	182,216	1,027,282
Selling, general, and administrative	4,763,634	2,126,681	23,723,683	12,544,563
Research and development	1,179,288	710,291	3,156,223	3,773,435
Total operating expenses	6,709,898	3,755,059	28,339,191	18,348,244

Operating loss	(5,111,271)	(1,836,841)	(25,495,110)	(14,848,090)
Other income (expense)
Interest (expense) income, net	(477,482)	(242,468)	(1,720,316)	(222,720)
Change in fair value of convertible notes	(112,367)	—	(60,663)	—
Change in fair value of warrants/investment rights liability	232,717	329,990	673,899	2,642,424
Change in fair value of derivative liability	—	—	—	(3,626)
Other, net	674,188	99,476	1,360,912	104,417
Total other income (expense), net	317,056	186,998	253,832	2,520,495
Loss before taxes	(4,794,215)	(1,649,843)	(25,241,278)	(12,327,595)
Income tax expense	—	—	—	—
Net loss	$(4,794,215)	$(1,649,843)	$(25,241,278)	$(12,327,595)
Less: Net loss attributable to non-controlling interests	(286,955)	—	(482,215)	—
Net loss attributable to Nuvve Holding Corp.	$(4,507,260)	$(1,649,843)	$(24,759,063)	$(12,327,595)
Less: Preferred dividends on redeemable non-controlling interests	—	—	—	—
Less: Accretion on redeemable non-controlling interests preferred shares	—	—	—	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,507,260)	$(1,649,843)	$(24,759,063)	$(12,327,595)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(0.24)	$(2.47)	$(2.76)	$(21.72)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	18,557,638	666,894	8,954,465	567,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(4,794,215)	$(1,649,843)	$(25,241,278)	$(12,327,595)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(13,393)	2,214	(6,006)	(19,530)
Total comprehensive loss	$(4,807,608)	$(1,647,629)	$(25,247,284)	$(12,347,125)
Less: Comprehensive loss attributable to non-controlling interests	(286,955)	—	(482,215)	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(4,520,653)	$(1,647,629)	$(24,765,069)	$(12,347,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Preferred Class A Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2024	—	$—	—	—	903,269	$6,408	1,680	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	—	—	—	—	554,659	—	—	—	554,659
Proceeds from direct offering, net of offering costs	—	—	—	—	213,428	21	—	—	564,847	—	—	—	564,868
Exercise of warrants/warrants issuance	—	—	—	—	431,652	43	—	—	854,053	—	—	—	854,096
Conversion of convertible notes, net of offering costs	—	—	—	—	1,568,019	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	—	—	—	—	236	—	—	236
Net loss	—	—	—		—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	—	—	—	—	3,116,368	6,629	1,680	—	169,211,321	46,730	(172,472,079)	(34,407)	(3,241,806)
Stock-based compensation	—	—	—	—	—	—	—	—	14,022	—	—	—	14,022
Exercise of warrants	—	—	—	—	1,651,643	165	—	—	1,221,084	—	—	—	1,221,249
Warrants issuance	—	—	—	—	—	—	—	—	8,194,000	—	—	—	8,194,000
Conversion of convertible notes, net of offering costs	—	—	—	—	6,153,330	609	—	—	3,670,020	—	—	—	3,670,630
Preferred Class A units issuance	4,900,000	774,976	—	—	—	—	—	—	—	—	—	—	774,976
Class B units issuance	—	—	100,000	100,000	—	—	—	—	—	—	—	—	100,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	7,151	—	—	7,151
Net loss	—	—	—	—	—	—	—	—	—	—	(13,378,800)	(189,662)	(13,568,462)
Balances June 30, 2025	4,900,000	774,976	100,000	100,000	10,921,341	7,404	1,680	—	182,310,448	53,881	(185,850,879)	(224,069)	(2,828,239)
Stock-based compensation	—	—	—	—	—	—	—	—	245,624	—	—	—	245,624
Proceeds from common stock offering, net of offering costs	—	—	—	—	3,798,874	380	—	—	3,058,782	—	—	—	3,059,162
Conversion of convertible notes, net of offering costs	—	—	—	—	6,204,740	625	—	—	1,075,838	—	—	—	1,076,463
Issuance of Pre-funded Warrants	—	—	—	—	1,507,795	151	—	—	1,885,693	—	—	—	1,885,844
Exercise of Warrants	—	—	—	—	50,000	5	—	—	8,550	—	—	—	8,555
Preferred Class A units issuance - adjustment	—	(608,278)	—	—	—	—	—	—	—	—	—	—	(608,278)
Class B units issuance	—	—	50,000	50,000	—	—	—	—	—	—	—	—	50,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,393)	—	—	(13,393)
Net loss					—	—	—	—	—	—	(4,507,260)	(286,955)	(4,794,215)
Balances September 30, 2025	4,900,000	$166,698	150,000	$150,000	22,482,750	$8,565	1,680	$—	$188,584,935	$40,488	$(190,358,139)	$(511,024)	$(1,918,477)

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(25,241,278)	$(12,327,595)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	245,796	254,275
Stock-based compensation	814,305	1,991,884
Amortization of discount on debt and promissory notes	166,611	24,167
Change in fair value of warrants/investment rights liability	(673,899)	(2,642,424)
Change in fair value of convertible notes	60,663	—
Change in fair value of derivative liability	—	3,626
Fair value of warrants issued for cryptocurrency strategy consulting services	8,194,000	—
Loss on warrants issuance	—	305,065
Provision for credit losses	990,105	—
Noncash lease expense	592,386	223,892
Change in operating assets and liabilities
Accounts receivable	48,838	56,361
Inventory	336,785	230,712
Prepaid expenses and other assets	(1,542,242)	728,999
Accounts payable	1,062,150	490,130
Accrued expenses and other liabilities	2,146,135	(1,524,707)
Deferred revenue	451,661	(57,207)
Net cash used in operating activities	(12,347,984)	(12,242,822)
Investing activities
Acquisition	(340,200)	—
Purchase of property and equipment	(57,099)	(54,630)
Net cash used in investing activities	(397,299)	(54,630)
Financing activities
Proceeds from exercise of warrants	2,083,900	173,027
Proceeds from debt and promissory notes obligations	8,972,199	2,565,500
Repayment of debt and promissory notes obligations	(3,401,943)	(161,929)
Proceeds from common stock offering, including pre-funded warrants, net of issuance costs	5,509,874	8,516,741
Payment of finance lease obligations	(6,835)	(7,816)
Proceeds from issuance of Class B units	150,000	—
Net cash provided in financing activities	13,307,195	11,085,523
Effect of exchange rate on cash	6,006	2,514
Net increase (decrease) in cash and restricted cash	567,918	(1,209,415)
Cash and restricted cash at beginning of year	691,497	2,014,660
Cash and restricted cash at end of period	$1,259,415	$805,245

Supplemental Disclosure of cash information:
Cash paid for interest	$1,096,650	$193,322

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of Notes and accrued interest to common shares	$10,132,855	$—
Payment of Promissory with Contingent Receivable	$283,578	$—
Issuance of preferred class A units for acquisition	$166,698	$—

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

In connection with the formation of Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to the Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest. Please see Note 2 for the principles of consolidation. Deep Impact had limited business operations during the three and nine months ended September 30, 2025 and year ended December 31, 2024.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fermata Energy II LLC

On April 25, 2025, the Company, Fermata Energy LLC (“Seller”), and the former noteholders of the Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, the Company holds a 51% equity interest in Fermata as the sole common units member, and the Preferred Members collectively hold the remaining 49% equity interest in the form of class A preferred units. The class A preferred unit holders are entitled to a compounded 10.0% annual preferred return. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 for details of the acquisition.

Nuvve New Mexico LLC

In April 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors holds the Class B units, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of September 30, 2025, two members have been admitted as a Class B unit members with an aggregate subscription of 150,000 Class B units at $1.00 per unit.

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
During the nine months ended September 30, 2025, there were no significant updates made to the Company’s significant accounting policies.
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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $190.4 million and $165.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company incurred operating losses of approximately $25.5 million as of the nine months ended September 30, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. The Company's cash used in operations was $12.3 million for the nine months ended September 30, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of September 30, 2025, the Company had a cash balance, negative working capital, and total deficit of $0.9 million, $3.4 million and $1.9 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $2.2 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets
Cash	$2,937	$10,404
Inventories	183,219	$—
Intercompany loan receivable	—	$930,019
Prepaid expenses and other current assets	117,279	52,190
Total Current Assets	303,435	992,613
Property and equipment, net	79,000	—
Intangible assets, net	149,000	—
Goodwill	96,000	—
Intercompany receivable	2,482,005	—
Security deposit, long-term	18,489	—
Total Assets	$3,127,929	$992,613

Liabilities
Accounts payable	$37,397	$166,681
Accrued expenses and dividend payable	33,594	—
Promissory notes	1,754,391	884,676
Intercompany payable	1,519,492	—
Total Liabilities	$3,344,874	$1,051,357

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of September 30, 2025 and December 31, 2024 was $320,000.
Concentrations of Credit Risk
At September 30, 2025 and December 31, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and nine months ended September 30, 2025, two customers accounted for 35.2% and 27.8% of revenue, respectively. For the three and nine months ended September 30, 2024, three customers accounted for 60.5% and 35.7% of revenue, respectively.

During the three and nine months ended September 30, 2025, the Company's top five customers accounted for approximately 72.4% and 49.8% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2024, the Company's top five customers accounted for approximately 72.3% and 49.2% of the Company’s total revenue.

At September 30, 2025, three customers accounted for 53.4% of accounts receivable. At December 31, 2024, three customers accounted for 71.6% of accounts receivable.

Approximately 68.4% and 81.3% of the Company’s trade accounts receivable balance was with five customers at September 30, 2025 and December 31, 2024, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized over time:
Services - engineering and others (1)	$372,749	$1,111,863	$747,843	$1,478,363
Grid services	8,127	153,636	91,421	308,574
Grants	270,190	108,885	349,800	323,722
Revenue recognized at point in time:
Products	947,561	543,834	1,655,017	1,389,495
Total revenue	$1,598,627	$1,918,218	$2,844,081	$3,500,154
__________________
(1) The nine months ended September 30, 2025 amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of September 30, 2025 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2025 (remaining three months)	$622,775
2026	569,441
2027	208,073
2028	173,071
Thereafter	154,025
Total (1)	$1,727,385
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$1,578,043	$1,814,904	$2,676,995	$3,316,968
Denmark	20,584	103,314	167,086	183,186
	$1,598,627	$1,918,218	$2,844,081	$3,500,154

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2025 and December 31, 2024 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2025	Total Gains (Losses) For The Three Months Ended September 30, 2025	Total Gains (Losses) For The Nine Months Ended September 30, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$620	$620	$91,092	$290,946
2024 October Institutional/Accredited Investor Warrants	$—	$—	$13,989	$13,989	$(7,015)	$278,245
Senior Convertible Notes - October 2024	$—	$—	$33,623	$33,623	$(4,623)	$(123,384)
Additional Investment Rights - October 2024	$—	$—	$111,107	$111,107	$(100,774)	$(105,157)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$81	$81	$48,627	$109,256
2025 March Institutional/Accredited Investor Warrants	$—	$—	$53,587	$53,587	$(17,330)	$52,957
2025 April Institutional/Accredited Investor Warrants	$—	$—	$40,638	$40,638	$(8,955)	$(8,955)
2025 May Institutional/Accredited Investor Warrants	$—	$—	$188,467	$188,467	$(48,550)	$(48,550)
Senior Convertible Notes - May 2025	$—	$—	$895,497	$895,497	$167,878	$167,878
2025 September Institutional/Accredited Investor Warrants	$—	$—	$965	$965	$—	$—
Senior Convertible Notes - September 2025	$—	$—	$100,926	$100,926	$—	$—
Total recurring fair value measurements	$—	$—	$1,439,500	$1,439,500	$120,350	$613,236

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024	Total Gains (Losses) For The Three Months Ended September 30, 2024	Total Gains (Losses) For The Nine Months Ended September 30, 2024
Recurring fair value measurements
2022 July Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	4,621
Private warrants - July 2024	$—	$—	$—	$—	$80,673	$80,673
2024 February Institutional/Accredited Investor warrants	$—	$—	$291,566	$291,566	$728,663	3,036,476
2024 October Institutional/Accredited Investor Warrants	$—	$—	$292,234	$292,234	$—	$—
Senior Convertible Notes - October 2024	$—	$—	$2,475,162	$2,475,162	$—	—
Additional Investment Rights - October 2024	$—	$—	$5,950	$5,950	$—	$—
2024 December Institutional/Accredited Investor Warrants	$—	$—	$109,337	$109,337	$—	—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$—	$(3,626)
Total recurring fair value measurements	$—	$—	$3,174,249	$3,174,249	$809,336	$3,118,144
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) and derivative liability - non-controlling redeemable preferred shares measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2024 February Institutional/Accredited Investor warrants	2024 October Institutional/Accredited Investor Warrants	Senior Convertible Notes - October 2024	Additional Investment Rights - October 2024	2024 December Institutional/Accredited Investor Warrants	2025 March Institutional/Accredited Investor Warrants	Senior Convertible Notes - March 2025	2025 April Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	Senior Convertible Notes - May 2025	2025 September Institutional/Accredited Investor Warrants	Senior Convertible Notes - September 2025
Balance at December 31, 2024	$291,566	$292,234	$2,475,162	$5,950	$109,337	$—	$—	$—	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	106,544	1,393,456	—	—	—	—	—
Conversion of Convertible Notes	—	—	(3,058,031)	—	—	—	—	—	—	—	—	—
Total (gains) losses for period included in earnings	(217,896)	(265,178)	1,091,006	676,717	(69,025)	—	—	—	—	—	—	—
Balance at March 31, 2025	73,670	27,056	508,137	682,667	40,312	106,544	1,393,456	—	—	—	—	—
Initial fair value	—							31,683	139,917	2,135,181	—	—
Conversion of Convertible Notes	—	—	617,017	—	—	—	(1,393,456)	—	—	—	—	—
Total (gains) losses for period included in earnings	18,042	(20,082)	(972,245)	(672,334)	8,396	(70,287)	—	—	—	—	—	—
Balance at June 30, 2025	91,712	6,974	152,909	10,333	48,708	36,257	—	31,683	139,917	2,135,181	—	—
Initial fair value	—	—	—	—	—	—	—	—	—	—	965	100,926
Exercise warrants	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	(123,909)	—	—	—	—	—	—	(1,071,806)	—	—
Total (gains) losses for period included in earnings	(91,092)	7,015	4,623	100,774	(48,627)	17,330	—	8,955	48,550	(167,878)	—	—
Balance at September 30, 2025	$620	$13,989	$33,623	$111,107	$81	$53,587	$—	$40,638	$188,467	$895,497	$965	$100,926

The fair value of the level 3 2022 July Institutional/Accredited Investor warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.00 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $3.12, and strike price of $1,500.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at September 30, 2025 using the Black-Scholes model which used the following inputs: term of 3.35 years, risk free rate of 3.63%, no dividends, volatility of 81.0%, common stock price of $0.24, and strike price of $20.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 4.09 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $20.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.08 years, risk free rate of 3.80%, no dividends, volatility of 45.4%, common stock price of $0.24, and strike price of $3.78.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 4.80 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.78.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.58 years, risk free rate of 3.80%, no dividends, volatility of 45.4%, common stock price of $0.24, and strike price of $3.78.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.58 years, risk free rate of 3.80%, no dividends, volatility of 45.4%, common stock price of $0.24, and strike price of $3.78.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $3.12, and strike price of $3.40.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Black-Scholes model which used the following inputs: term of 4.30 years, risk free rate of 3.80%, no dividends, volatility of 45.4%, common stock price of $0.24, and strike price of $3.26.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $3.12, and strike price of $3.26.

The fair value of the level 3 2025 March Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.43 years, risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $0.24, and strike price of $0.74.

The fair value of the level 3 2025 April Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.58 years, risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $0.24, and strike price of $0.74.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.67 years, risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $0.24, and strike price of $0.74.

The fair value of the level 3 Senior Convertible Notes - May 2025 was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.18 years risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $0.24, and strike price of $0.74.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.94 years, risk free rate of 3.60%, no dividends, volatility of 46.2%, common stock price of $0.24, and strike price of $0.17.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at September 30, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.46 years risk free rate of 3.60%, no dividends, volatility of 46.2%, common stock price of $0.24, and strike price of $0.17.

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

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$627,727	$627,727	$1,445,345	$1,445,345
Promissory Notes - August 16, 2024	$853,841	$853,841	$884,676	$884,676
Promissory Notes - August 27, 2024	$—	$—	$516,818	$516,818
Senior Convertible Notes - December 2024(1)	$30,443	30,443	$250,000	$250,000
Promissory Notes - Fermata Energy II LLC	$570,616	$570,616	$—	$—
__________________
(1) Amount is net of conversions.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Investments
The Company accounts for its 4.65% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the three and nine months ended September 30, 2025 and September 30, 2024. The consulting services are being provided to Dreev at the Company’s cost and is recognized as other income, net in the condensed consolidated statements of operations.
On October 8, 2025, the Company entered into a Share Purchase Agreement with EDF and Dreev, pursuant to which the Company agreed to sell to EDF all of the equity interests of Dreev held by the Company, representing approximately 4.65% of the total interests of Dreev. In exchange, EDF agreed to pay the Company a lump sum payment of 800,000 Euros.

Note 6 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		September 30, 2025	December 31, 2024
Trade receivables		$2,415,882	$2,463,821
Less: allowance for credit losses		(1,306,627)	(315,623)
	Accounts receivable, net	$1,109,255	$2,148,198

Allowance for credit losses:

	Balance December 31, 2024	$(315,623)
	Provision (1)	(991,004)
	Write-off	—
	Recoveries	—
	Balance at September 30, 2025	$(1,306,627)
__________________
(1) $990,105 of the total amount is related to prior recognized management fees earned in the Fresno EV infrastructure project management.

Note 7 – Inventories
The following table summarizes the Company’s inventories balance by category:

	September 30, 2025	December 31, 2024
DC Chargers	$3,700,167	$3,966,115
AC Chargers	334,100	474,154
Component parts and Carbon Credit	220,850	151,633
Total	$4,255,117	$4,591,902

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			September 30, 2025	December 31, 2024
Computers & Servers	1 year	to	3 years	$176,716	$171,977
Vehicles	5 years	to	7 years	65,754	65,414
Office furniture and equipment	3 years	to	5 years	445,323	366,323
Test units and loaned chargers (1)	5 years	to	7 years	744,222	621,707
Total				1,432,015	1,225,421
Less: Accumulated Depreciation				(765,425)	(611,463)
Property, plant and equipment, net				$666,590	$613,958

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$46,374	$48,963	$137,079	$151,847
__________________
(1) Represents DC Chargers temporarily loaned out to customers while their DC Chargers are being repaired.

Note 9 – Intangible Assets and Goodwill

Intangible Assets
At both September 30, 2025 and December 31, 2024, the Company had recorded a gross intangible asset balance of $2,240,594, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $34,860 for each of the three months ended September 30, 2025 and 2024. Amortization expense of intangible assets was $108,718 and $104,578 for the nine months ended September 30, 2025 and 2024, respectively. Accumulated amortization totaled $1,137,508 and $1,028,790 at September 30, 2025 and December 31, 2024, respectively.

The net amount of intangible assets of $1,103,048 at September 30, 2025, will be amortized over the weighted average remaining life of 9.15 years.
Total estimated future amortization expense is as follows:

2025 (remaining three months)	$37,343
2026	147,706
2027	142,706
2028	142,706
2029	142,706
Thereafter	489,881
$1,103,048

Goodwill
The following table summarizes the Company’s goodwill balance:

	September 30, 2025	December 31, 2024
Beginning Balance	$—	$—
Additions - Fermata acquisition	703,957	—
Fermata acquisition - final purchase price adjustments	(607,957)	—
Total	$96,000	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Debt
The following is a summary of debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term loan	$627,727	$1,445,345
Promissory Notes - August 16, 2024 (3)	853,841	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Senior Convertible Notes - October 2024 (2)	33,623	2,475,162
Senior Convertible Notes - December 2024	30,443	250,000
Senior Convertible Notes - May 2025 (2)	895,497	—
Senior Convertible Notes - September 2025 (2)	100,926	—
Promissory Notes - Fermata Energy II LLC	570,616	—
Total outstanding principal balance	3,112,673	5,572,001
Less: unamortized debt issuance costs and discounts	(77,949)	(84,170)
Total debt	3,034,724	5,487,831
Less: current portion of long-term debt	2,194,224	4,647,331
Long-term debt, net of current portion	$840,500	$840,500
__________________
(1) Principal balance and interest was fully repaid as of March 31, 2025.
(2) Amount represents the fair value of the convertible notes.
(3) Amount includes accrued interest.
As of September 30, 2025, the total future maturities of the principal amounts of the debt obligations are as follows:

2025 (remaining three months)	$1,623,608
2026	570,616
2027	840,500
3,034,724
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
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict the Company's ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. The Company is in compliance with the Term Loan covenants as of September 30, 2025.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/31/2025	3/31/2026	$1,750,000	$627,727	2.16%	112.60%

Interest expense paid on the Term Loan for the three and nine months ended September 30, 2025 was $277,573 and $1,073,408, respectively. Interest expense paid on the Term Loan for the three and nine months ended September 30, 2024 was $219,159.
As of September 30, 2025, the Company has repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of September 30, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense on the SPV Promissory Notes for the three and nine months ended September 30, 2025 was $38,189 and $113,375, respectively. Interest expense on the SPV Promissory Notes for the three and nine months ended September 30, 2024 was $6,946.
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
Interest expense on the February Promissory Notes for the three and nine months ended September 30, 2025 was $7,285 and $17,578, respectively.
On September 24, 2025, the Company repaid the principal balance and interest of the February Promissory Notes for a total amount repaid of $283,578 pursuant to which the Company transferred and assigned the Company’s right to certain receivable from Switch EV Ltd, a company which Nuvve used to have an investment.
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
Interest expense on the Nuvve Promissory Notes for the three and nine months ended September 30, 2025 was $4,333. Interest expense paid on the Nuvve Promissory Notes for the three and nine months ended September 30, 2024 was $16,875.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company's the Chief Executive Officer, Mr. Poilasne, participated as an investor and was issued an October 2024 Note in the principal amount of $250,000. The principal amount of the October 2024 Notes issued to Mr. Poilasne included an original issue discount of $25,000, or 10.00% with a net cash proceed to the Company of $225,000, which was funded on September 30, 2024.
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
Interest expense on the October 2024 Notes for the three and nine months ended September 30, 2025 were $4,710 and $63,602, respectively. There was no interest expense paid on the October 2024 Notes for the three and nine months ended September 30, 2024.
As of September 30, 2025, the accredited investors have converted $3,763,614 of the October 2024 Notes into 2,494,678 of the Company's shares of common stock for an average conversion price of $1.638 per share pursuant to the securities purchase agreement.
As of September 30, 2025, the accredited investors have exercised 2,030,554 of the warrants related to the October 2024 Notes into 2,030,554 of the Company's shares of common stock for an average exercise price of $1.025 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $1,230,752.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On December 31, 2024, the Company closed the December Private Placement and issued the December Note and the December Warrant (the “Closing”).

The December Note has a term of 12 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of December 31, 2025. The December Note is convertible at the option of the December Investor, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $2.931 per share. In conjunction with the December Note, the Company issued to the December Investor the December Warrants to purchase an aggregate of 85,287 shares of Common Stock, at an exercise price of $3.26 per share. Each of the conversion price of the December 2024 Note and exercise price of the December Warrant is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price or exercise price, as applicable, then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
Interest expense on the December Note for three and nine months ended September 30, 2025 was $5,508 and $16,878, respectively. There was no interest expense paid on the October 2024 Notes for the three and nine months ended September 30, 2024.
As of September 30, 2025, the accredited investors have converted $171,568 of the December 2024 Note into 171,568 of the Company's shares of common stock for an average conversion price of $1.00 per share pursuant to the securities purchase agreement.
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
Interest expense on the March 2025 Convertible Notes for three and nine months ended September 30, 2025 was zero and $19,316, respectively. There was no interest expense paid on the March 2025 Convertible Notes for the three and nine months ended September 30, 2024.
As of September 30, 2025, the accredited investors have converted all of the $1,675,392 of the March 2025 Convertible Notes into 2,227,379 of the Company's shares of common stock for an average conversion price of $0.744 per share pursuant to the securities purchase agreement.
As of September 30, 2025, the accredited investors have exercised 285,028 of the warrants related to the March 2025 Convertible Notes into 285,028 of the Company's shares of common stock for an average exercise price of $0.7394 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $210,750.
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
Interest expense on the April 2025 Convertible Notes for three and nine months ended September 30, 2025 was zero and $9,192, respectively. There was no interest expense paid on the April 2025 Convertible Notes for the three and nine months ended September 30, 2024.
As of September 30, 2025, the accredited investors have converted all of the $1,450,302.68 of the April 2025 Convertible Notes into 1,953,223.00 of the Company's shares of common stock for an average conversion price of $0.7420 per share pursuant to the securities purchase agreement.
As of September 30, 2025, the accredited investors have exercised 769,546 of the warrants related to the April 2025 Convertible Notes into 769,546 of the Company's shares of common stock for an average exercise price of $0.7394 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $568,642.
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
Interest expense on the May 2025 Convertible Notes for three and nine months ended September 30, 2025 was $20,881 and $47,403, respectively. There was no interest expense paid on the May 2025 Convertible Notes for the three and nine months ended September 30, 2024.
As of September 30, 2025, the accredited investors have converted $3,072,978 of the May 2025 Convertible Notes into 6,077,289 of the Company's shares of common stock for an average conversion price of $0.616 per share pursuant to the securities purchase agreement.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2025, the accredited investors have exercised 50,000 of the warrants related to the May 2025 Convertible Notes into 50,000 of the Company's shares of common stock for an average exercise price of $0.1711 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $8,555.
Senior Convertible Notes - September 2025
On September 10, 2025, the Company issued to certain investors (i) an aggregate of $111,111.00 principal amount senior convertible promissory notes ("September 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("September 2025 Warrants") to purchase shares of Common Stock.
The September 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The September 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $0.1711 per share. The conversion price of the September 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The September 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each September 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $0.1711 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the September 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The September 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the September 2025 Convertible Notes for three and nine months ended September 30, 2025 was zero. There was no interest expense paid on the September 2025 Convertible Notes for the three and nine months ended September 30, 2024.
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
Interest expense on the Fermata Promissory Notes for the three and nine months ended September 30, 2025 was $13,676 and $23,858, respectively. There was no interest expense on the Fermata Promissory Notes for the three and nine months ended September 30, 2024.

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
Authorized Shares
As of September 30, 2025, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 201,000,000, of which 200,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K for a detailed discussion of the Company’s stockholders' equity.

On February 21, 2025, the shareholders of the Company, in a special election approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 100,000,000 shares to 200,000,000 shares.
July 2025 Registered Public Offering
On July 11, 2025, the Company, entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which the Company issued and sold to Lucid 3,044,463 shares (the “Shares”) of Common Stock and 1,984,940 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 754,411 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by the Company (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to the Company from the July 2025 Offering were approximately $5.5 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by the Company in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement the Company also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $1.05 per share of Common Stock.
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
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. The Private Warrants are reflected as a liability in the condensed consolidated balance sheet as of September 30, 2025 and the change in the fair value of the Private Warrants is reflected in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the condensed consolidated statement of operations.
In May 2025, the Company granted warrants to purchase an aggregate of 11,000,004 shares of warrants to certain consultants of the Company as compensation for cryptocurrency strategy related consulting services rendered (the "May 2025 Consulting Warrants"). The fair value of the May 2025 Consulting Warrants of $8.19 million is equity classified in the condensed consolidated balance sheet as of September 30, 2025, and reflected as operating expenses in the condensed consolidated statement of operations.
In conjunction with the issuance of September 2025 Convertible Notes, May 2025 Convertible Notes, April 2025 Convertible Notes, March 2025 Convertible Notes, December 2024 Convertible Notes and October 2024 Convertible Notes (see Note 10),

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the Company issued to the investors warrants to purchase an aggregate of 649,393, 5,341,879, 1,953,537, 1,777,750, 277,780 and 2,076,036 shares of Common Stock, respectively, at an exercise price of $0.17, $0.78, $0.74, $0.74, $1.00 and $0.74 per share, respectively. Such warrants are reflected as a liabilities in the condensed consolidated balance sheet as of September 30, 2025, and the change in the fair value of the private warrants for the three months ended September 30, 2025 in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of the private warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2025, including adjusted exercise price for full ratchet antidilution protection for some warrants as disclosed in Note 10:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Adjusted Exercise Price	Adjusted Number of Warrants Exercisable	Expiration Date
Public Warrants	7,188	—	—	7,188	$4,600.00	$4,600.00	7,188	March 19, 2026
Private Warrants - February 2020	341	—	—	341	$4,600.00	$4,600.00	341	March 19, 2026
PIPE Warrants	3,384	—	—	3,384	$4,600.00	$4,600.00	3,384	March 19, 2026
2022 July Institutional/Accredited Investor Warrants	10,000	—	—	10,000	$1,500.00	$1,500.00	10,000	January 29, 2028
Underwriter Warrants - February 2024 offering	48,000	—	22,500	25,500	$20.00	$20.00	25,500	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	480,000	—	—	480,000	$20.00	$20.00	480,000	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	480,000	—	450,000	30,000	$20.00	$20.00	30,000	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	2,076,036	1,700,351	—	375,685	$0.74	$0.1711	1,623,501	October 31, 2029
2024 December Institutional/Accredited Investor Warrants	277,780	—	—	277,780	$1.00	$1.00	277,780	December 31, 2029
2025 March Institutional/Accredited Investor Warrants	1,777,750	285,028	—	1,492,722	$0.74	$0.1711	6,483,939	March 5, 2030
2025 April Institutional/Accredited Investor Warrants	1,953,537	769,546	—	1,183,991	$0.74	$0.1711	4,980,253	April 28, 2030
2025 May Institutional/Accredited Investor Warrants	5,341,879	50,000	—	5,291,879	$0.78	$0.1711	24,102,223	May 30, 2030
2025 July Institutional/Accredited Investor Pre-funded Warrants	1,984,940	1,507,795	—	477,145	$0.0001	$0.0001	477,145	Until Exercised in Full
2025 September Institutional/Accredited Investor Warrants	649,393	—	—	649,393	$0.1711	$0.1711	649,393	September 10, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.05	$1.05	3,000,000	May 7, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.25	$1.25	3,000,000	May 7, 2030
May 2025 Consulting Warrants	3,000,000	—	—	3,000,000	$1.50	$1.50	3,000,000	May 7, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.00	$1.00	666,668	May 18, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.25	$1.25	666,668	May 18, 2030
May 2025 Consulting Warrants	666,668	—	—	666,668	$1.50	$1.50	666,668	May 18, 2030
	26,090,232	4,312,720	472,500	21,305,012			50,150,651
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
The share repurchase activity pursuant to this authorization is as follows:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2025	December 31, 2024
Beginning balance	1,680	—
Shares repurchased	—	1,680
Average purchase price per share	$—	$0.0001
Amount spent on repurchased shares	$—	$0.17
Aggregate Board of Directors repurchase authorizations during the period	—	$1,680
Ending balance	1,680	1,680
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Preferred Class A Units - Fermata Energy II LLC
In connection with the acquisition of Fermata in April 2025, 4,900,000 units of preferred class A units, which is also the total number of authorized preferred class A units, were issued to the former debt holders of the Seller. See Note 20 for details. The preferred class A units are nonconvertible and nonredeemable, and does not pay dividends. The preferred class A unit holders are entitled to an accrued compounded 10.0% annual preferred return, and certain distributions in the event of profit until they are fully paid back their initial capital contributions which will be the final distribution and termination of their preferred class A unit holdings.
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in April 2025, class B units of up to 2,500,000 were authorized to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend. The class B unit holders are entitled to an accrued cumulative 18.0% annual preferred return on unreturned capital contributions. As of September 30, 2025, two members have been admitted as a Class B unit members with an aggregate subscription of 150,000 Class B units at $1.00 per unit.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Board extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 14,944,592 shares. As of September 30, 2025, there is an aggregate of 15,000,000 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 14,494,098 shares of common stock remained available for future issuance under the 2020 Plan as of November 8, 2025. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	$8,124	$598,588	$576,805	$1,638,820
Restricted stock	237,500	2,487	237,500	290,443
Stock options - modified options	—	—	—	169
Profit interest units(1)	—	—	—	62,452
Total	$245,624	$601,075	$814,305	$1,991,884
__________________
(1) Profit interest is related to Levo which has been dissolved as an entity. See Note 18.
The following is a summary of the stock option activity under the 2010 Plan for the nine months ended September 30, 2025:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	1,916	1,033.97	2.54	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(747)	508.47	—	—
Outstanding - September 30, 2025	1,169	1,369.78	2.94	—
Options Exercisable at September 30, 2025	1,169	1,369.78	2.94	—
Options Vested at September 30, 2025	1,169	1,369.78	2.94	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2025:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	4,743	3,874.89	6.68	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(10)	2,708.00	—	—
Outstanding - September 30, 2025	4,733	3,877.35	5.95	—
Options Exercisable at September 30, 2025	3,746	4,879.38	5.72	—
Options Vested at September 30, 2025	3,746	4,879.38	5.72	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 was zero.
During the year ended December 31, 2021, 4,100 options were modified to lower the exercise price by $240.00 per share, which resulted in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the three and nine months ended September 30, 2024, was $169.
Other Information:

	Nine Months Ended September 30,
	2025	2024
Amount received from option exercised	$—	$—

	September 30, 2025		Weighted average remaining recognition period
Total unrecognized options compensation costs	$16,358		1.58
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.
The Company did not have any nonvested restricted stock units as of the nine months ended September 30, 2025.

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2024	—	—
Granted	500,000	0.48
Vested/Release	(500,000)	—
Cancelled/Forfeited	—	—
Nonvested and Outstanding at September 30, 2025	—	—
As of September 30, 2025, there was zero of total unrecognized compensation cost related to nonvested restricted stock.

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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2025, there was no material change from the year ended December 31, 2024 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,507,260)	$(1,649,843)	$(24,759,063)	$(12,327,595)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	18,557,638	666,894	8,954,465	567,486
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(0.24)	$(2.47)	$(2.76)	$(21.72)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options issued and outstanding	5,902	6,834	5,902	6,834
Nonvested restricted stock issued and outstanding	—	—	—	—
Public warrants	7,188	7,188	7,188	7,188
Private warrants - February 2020	341	341	341	341
Private pre-funded warrants - July 2024	—	30,000	—	30,000
PIPE warrants	3,384	3,384	3,384	3,384
2022 July Institutional/Accredited Investor Warrants	10,000	10,000	10,000	10,000
Underwriter Warrant - February 2024 offering	25,500	48,000	25,500	48,000
2024 February Institutional/Accredited Investor Warrants - series A	480,000	480,000	480,000	480,000
2024 February Institutional/Accredited Investor Warrants - series B	—	450,000	—	450,000
2024 February Institutional/Accredited Investor Warrants - series C	30,000	480,000	30,000	480,000
2024 October Institutional/Accredited Investor Warrants	1,623,501	—	1,623,501	—
2024 December Institutional/Accredited Investor Warrants	277,780	—	277,780	—
2025 March Institutional/Accredited Investor Warrants	6,483,939	—	6,483,939	—
2025 April Institutional/Accredited Investor Warrants	4,980,253	—	4,980,253	—
2025 May Institutional/Accredited Investor Warrants	24,102,223	—	24,102,223	—
2025 July Institutional/Accredited Investor Pre-funded Warrants	477,145	—	477,145	—
2025 September Institutional/Accredited Investor Warrants	649,393	—	649,393	—
May 2025 Consulting Warrants	9,000,000	—	9,000,000	—
May 2025 Consulting Warrants	2,000,004	—	2,000,004	—
Total	50,156,553	1,515,747	50,156,553	1,515,747

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Related Parties
As described in Note 5, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests.
Included in the accrued expenses of $5.66 million in the condensed consolidated balance sheet at September 30, 2025, is $0.16 million owed to the Company's current and former Board members for their past quarterly services.
During the three and nine months ended September 30, 2025 the Company recognized revenue of zero and $18,482, respectively, from an entity that is an investor in the Company. During the three and nine months ended September 30, 2024 the Company recognized revenue of zero and $139,176, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at September 30, 2025 and December 31, 2024 from the same entity that is an investor in the Company.
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
As described in Note 10, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of September 30, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
As described in Note 10, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 375,684 shares of Common Stock. As of September 30, 2025, the Chief Executive Officer have converted the principal amount of $250,000 to into 526,094 of the Company's shares of common stock for an average conversion price of $0.475 per share pursuant to the securities purchase agreement.
As described in Note 10, in February 2025, under the existing SPV Promissory Note agreement, the Company issued promissory notes to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $266,000 (the "February Promissory Note"). Each February Promissory Note was issued with an original Principal Amount of $133,000 in exchange in cash to the Company, for aggregate gross proceeds of $266,000. On September 24, 2025, the Company repaid the principal balance and interest of the February Promissory Notes for a total amount repaid of $283,578.
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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2025	December 31, 2024

Operating lease assets	Right-of-use operating lease assets	$3,907,809	4,493,360
Finance lease assets	Property, plant and equipment, net	3,008	6,890
Total lease assets		$3,910,817	$4,500,250

Operating lease liabilities - current	Operating lease liabilities - current	$864,139	914,800
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,698,514	4,254,173
Finance lease liabilities - current	Other liabilities - current	4,212	6,969
Finance lease liabilities - noncurrent	Other long-term liabilities	—	1,519
Total lease liabilities		$4,566,865	$5,177,461

The components of lease expense are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2025	2024	2025	2024

Operating lease expense	Selling, general and administrative	$198,319	$232,255	$666,291	$689,503
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	1,322	1,370	4,400	3,917
Interest on finance lease liabilities	Interest (expense) income, net	116	314	518	992
Total lease expense		$199,757	$233,939	$671,209	$694,412

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2025	September 30, 2025
2025	$221,515	$2,789
2026	907,467	1,964
2027	913,705	—
2028	898,606	—
2029	925,564	—
Thereafter	1,935,803	—
Total lease payments	5,802,660	4,753
Less: interest	(1,240,007)	(541)
Total lease obligations	$4,562,653	$4,212

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease terms (in years):
Operating lease	6.15	6.7
Finance lease	0.50	1.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$592,386	$223,892
Operating cash flows - finance leases	$—	$5,459
Financing cash flows - finance leases	$6,835	$7,816

Leased assets obtained in exchange for new finance lease liabilities	$3,008	$8,636
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $16,058 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2025	2024	2025	2024

Sublease lease income	Other, net	$153,914	$86,675	$394,598	$300,054
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $98,896 and $101,415 at September 30, 2025 and December 31, 2024, respectively.
Lease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Lease income	Products and services	$852	$1,138	$2,519	$3,415
Interest income	Products and services	4,606	4,823	13,157	13,802
Total lease income		$5,458	$5,961	$15,676	$17,217

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2025 and 2024, $122,928 and $104,714, respectively, were paid under the research agreement. At September 30, 2025, $94,785 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2025 and December 31, 2024, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2025, no royalty expenses had been incurred under this agreement.
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

As of September 30, 2025, Fermata Energy II LLC and Deep Impact are included as the non-controlling interest entities.

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

The following table summarizes non-controlling interests presented as a separate component of stockholders’ deficit on the Company’s condensed consolidated balance sheet at September 30, 2025:

	September 30, 2025	December 31, 2024
Beginning Balance	$(28,809)	(4,894,101)
Net loss attributable to non-controlling interests	$(482,215)	(53,376)
Less: dividends paid to non-controlling interests	—	151,508
Less: Preferred share accretion adjustment	—	322,932
Cancellation of non-controlling interests	—	5,393,108
Non-controlling interests	$(511,024)	$(28,809)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to non-controlling interests	$(286,955)	$—	$(482,215)	$—

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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,598,627	$1,918,218	$2,844,081	$3,500,154
(Add)/deduct:
Cost of sales	766,976	918,087	1,459,285	2,030,246
Selling, general, and administrative expense:
Employee compensation and benefits	2,013,308	350,302	6,427,668	6,691,483
Consultants	22,887	341	82,757	15,668
Marketing	152,009	102,831	965,841	229,248
Rent	229,581	253,350	762,808	744,727
Professional fees	307,532	385,604	864,914	670,890
Legal	394,682	132,689	1,759,787	611,125
Insurance (excluding health & D&O)	112,401	157,792	364,724	485,466
IT Expense	232,664	492,642	748,481	1,144,741
Travel	68,915	19,345	154,444	175,774
Office Meal and Employee Reimbursement	8,346	15,146	25,517	61,515
Dues & Subscriptions	61,609	79,729	176,218	278,394
Repairs and Maintenance	129	—	129	(10,708)
Office Supplies	312	752	2,721	4,891
Telephone	1,859	1,366	6,177	5,207
Utilities	15,176	14,553	36,825	37,237
Depreciation & Amortization	85,373	83,823	245,796	256,425
Bank charges	49,770	8,631	101,143	26,173
Fair value of warrants issued for cryptocurrency strategy consulting services	—	—	8,194,000	—
Public Co Fees	917,039	360,734	1,692,373	1,372,584
Provision for credit losses	—	—	991,255	—
Other	90,042	(332,949)	120,105	(256,277)
Total selling, general, and administrative expense	4,763,634	2,126,681	23,723,683	12,544,563
Research and development expense:
Employee compensation and benefits	815,010	9,462	2,009,418	1,343,925
Consultants	108,861	439,821	326,745	1,451,261
Rent	1,431	—	1,431	—
License fees	31,508	14,180	136,381	44,485
Legal	127,399	8,523	348,362	114,856
IT Expense	73,176	217,699	282,011	747,527
Travel	18,875	5,057	33,741	37,771
Office Meal and Employee Reimbursement	796	2,494	4,006	11,343
Repairs and Maintenance	(455)	12,239	3,972	17,381
Other	2,687	816	10,156	4,886
Total research and development expense	1,179,288	710,291	3,156,223	3,773,435

Total other income (expense), net	317,056	186,998	$253,832	$2,520,495
Income tax expense	—	—	$—	$—
Net loss	$(4,794,215)	$(1,649,843)	$(25,241,278)	$(12,327,595)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	September 30, 2025	December 31, 2024
United States	$1,623,898	$1,508,977
United Kingdom	379	1,425
Denmark	145,361	166,322
	$1,769,638	$1,676,724

Note 20 - Acquisition

Fermata Acquisition

On April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Fermata Energy LLC, a Delaware limited liability company (“Seller”) and Fermata Energy II, LLC, a Delaware limited liability company and newly formed subsidiary of the Company (“Fermata"), pursuant to which the Company agreed to acquire, through Fermata, substantially all of the assets and certain specified liabilities of the Seller in exchange for a total purchase price of approximately $506,898, consisting of approximately $340,200 in cash, and the fair value of the preferred units issued to the former debt holders of the Seller. The former debt holders of the Seller were issued 4,900,000 of preferred units in connection with the acquisition. The Fermata acquisition closed on April 25, 2025.

The Agreement contains customary representations and warranties and agreements by the Company and customary indemnification obligations of the Company.
The following table summarizes the final fair value of the assets acquired and liabilities assumed at the acquisition date reflecting all measurement period adjustments:

Consideration transferred:
Cash	$340,200
Fair value of Class A Preferred units issued	$166,698
Total	$506,898

Recognized amounts of identifiable assets acquired:
Inventory	$423,138
Furniture Fixtures and Equipment	79,000
Other Assets	10,081
Intangible Property	149,000
Accounts payable	(250,321)
Total identifiable net assets	410,898
Goodwill	96,000
Total	$506,898

The financial effect of the acquisition was not material to the Company’s condensed consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's condensed consolidated results of operations.

As a result of the final fair value of the acquisition and purchase price allocation, the Class A Preferred value amount decreased by $608,278 to $166,698, and the Goodwill amount decreased by $607,957 to $96,000, from the preliminary purchase price allocations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 - Subsequent Events
At the Company’s Special Meeting of Stockholders held on October 6, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40, with the exact ratio of the reverse stock split to be determined by the Board of Directors in its discretion. As of November 13, 2025, the Board of Directors have not approved or determined the exact reverse split ratio.
On October 8, 2025, the Company entered into a Share Purchase Agreement with EDF and Dreev, pursuant to which the Company agreed to sell to EDF all of the equity interests of Dreev held by the Company, representing approximately 4.65% of the total interests of Dreev. In exchange, EDF agreed to pay the Company a lump sum payment of 800,000 Euros.
In October and November 2025, the accredited investors have converted $608,443 of the May 2025 Convertible Notes into 3,623,183 of the Company's shares of common stock for an average conversion price of $0.1711 per share pursuant to the securities purchase agreement.
In October and November 2025, the accredited investors have exercised 12,170,228 of the warrants related to the April and May 2025 Convertible Notes into 12,170,228 of the Company's shares of common stock for an average exercise price of $0.1711 per share pursuant to the securities purchase agreement for total gross proceeds to the Company of $1,176,945.
On November 12, 2024, the Company announced that its subsidiary, Nuvve Japan, reached an agreement to deploy a stationary battery project for a customer in Tainai City, Niigata Prefecture, aiming for operation commencement in the first half of 2026. NUVVE Japan, acting as the aggregator, will be responsible for market operation and control, mainly participating in the supply-demand adjustment market and the wholesale electricity market to generate revenue for the client while contributing to regional power stabilization.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the three months ended September 30, 2025 and year ended December 31, 2024.

Fermata Energy II LLC

On April 25, 2025, we, Fermata Energy LLC (“Seller”), and the former noteholders of the Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, we hold a 51% equity interest in Fermata as the sole common units member, and the Preferred Members collectively hold the remaining 49% equity interest in the form of class A preferred units. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details of the acquisition.

Nuvve New Mexico LLC

In April 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors holds the Class B units. As of September 30, 2025, two members have been admitted as a Class B unit members with an aggregate subscription of 150,000 Class B units at $1.00 per unit..

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
Our estimated backlog as of September 30, 2025, was $19.0 million, which we expect to earn in future periods. We anticipate recognizing revenue from this backlog from 2025 through 2027. Backlog related to the Fresno EV infrastructure project management represents approximately $14.7 million of the total backlog. As of September 30, 2025, Fresno EV infrastructure management have not secured the financing necessary to fund the EV infrastructure project. Therefore, the backlog of $14.7 million could be at risk.

Recent Developments

Our Digital Asset Treasury Strategy

In July 2025, we announced that our Board had expanded our previously announced digital treasury strategy to provide for the allocation of up to 100% of our then-anticipated cryptocurrency portfolio to one or more other digital assets, including HYPE, the native token of Hyperliquid. As previously disclosed, on July 20, 2025, we entered into an asset management agreement with DeFi Technologies, Inc. (the “Asset Manager”), pursuant to which the Asset Manager agreed to provide asset management services in connection with the implementation of our digital treasury strategy.

In November 2025, following our extensive efforts to pursue potential transactions and strategic partnerships in furtherance of implementing such digital treasury strategy, our Board and management determined to no longer pursue a HYPE-based digital asset strategy. While we may seek additional opportunities to other potential digital treasury strategies in the future, there can be no assurances that we will ultimately implement any such strategy.

As of September 30, 2025, we had not yet implemented any measures relating to the previously announced digital asset strategy actions. As a result, we did not hold any cryptocurrency assets as of September 30, 2025 or as of the date of this Quarterly Report.

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared with Three and Nine Months Ended September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Revenue
Products	$947,561	$543,834	$403,727	74%	$1,655,017	$1,389,495	$265,522	19%
Services	$380,876	$1,265,499	$(884,623)	(70)%	$839,264	$1,786,937	$(947,673)	(53)%
Grants	270,190	108,885	161,305	148%	349,800	323,722	26,078	8%
Total revenue	1,598,627	1,918,218	(319,591)	(17)%	2,844,081	3,500,154	(656,073)	(19)%
Operating expenses
Cost of product	735,730	409,390	326,340	80%	1,277,069	1,002,964	274,105	27%
Cost of service	31,246	508,697	(477,451)	(94)%	182,216	1,027,282	(845,066)	(82)%
Selling, general and administrative expenses	4,763,634	2,126,681	2,636,953	124%	23,723,683	12,544,563	11,179,120	89%
Research and development expense	1,179,288	710,291	468,997	66%	3,156,223	3,773,435	(617,212)	(16)%
Total operating expenses	6,709,898	3,755,059	2,954,839	79%	28,339,191	18,348,244	9,990,947	54%
Operating loss	(5,111,271)	(1,836,841)	(3,274,430)	178%	(25,495,110)	(14,848,090)	(10,647,020)	72%
Other income (expense)
Interest (expense) income, net	(477,482)	(242,468)	(235,014)	97%	(1,720,316)	(222,720)	(1,497,596)	NM
Change in fair value of convertible notes	(112,367)	—	(112,367)	100%	(60,663)	—	(60,663)	100%
Change in fair value of warrants/investment rights liability	232,717	329,990	(97,273)	(29)%	673,899	2,642,424	(1,968,525)	(74)%
Change in fair value of derivative liability	—	—	—	—%	—	(3,626)	3,626	(100)%
Other, net	674,188	99,476	574,712	578%	1,360,912	104,417	1,256,495	NM
Total other income (expense), net	317,056	186,998	130,058	70%	253,832	2,520,495	(2,266,663)	(90)%
Loss before taxes	(4,794,215)	(1,649,843)	(3,144,372)	191%	(25,241,278)	(12,327,595)	(12,913,683)	105%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(4,794,215)	$(1,649,843)	$(3,144,372)	191%	$(25,241,278)	$(12,327,595)	$(12,913,683)	105%
Less: Net loss attributable to non-controlling interests	(286,955)	—	(286,955)	NM	(482,215)	—	(482,215)	NM
Net loss attributable to Nuvve Holding Corp.	$(4,507,260)	$(1,649,843)	$(2,857,417)	173%	$(24,759,063)	$(12,327,595)	$(12,431,468)	101%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.60 million for the three months ended September 30, 2025, compared to $1.92 million for the three months ended September 30, 2024, a decrease of $0.32 million, or 16.7%. The decrease was primarily attributable to a $0.88 million decrease in services revenue, partially offset by a $0.40 million increase in products revenue due to higher customers sales orders and shipments, and a $0.16 million increase in grants. Products and services revenue for the three months ended September 30, 2025, consisted of DC Chargers and AC Chargers of $0.95 million, grid services revenue of $0.01 million, and engineering services of $0.37 million. The decrease in service revenue is due to the absence of management fees earned related to the Fresno EV infrastructure project. We stopped accruing management fees earned for the Fresno EV infrastructure project during the second quarter of 2025.

Total revenue was $2.84 million for the nine months ended September 30, 2025, compared to $3.50 million for the nine months ended September 30, 2024, a decrease of $0.66 million, or 18.7%. The decrease was primarily attributable to a $0.95 million decrease in services revenue, partially offset by a $0.27 million increase in products revenue due to higher customers sales orders and shipments, and a $0.03 million increase in grants. Products and services revenue for the nine months ended September 30, 2025, consisted of DC Chargers and AC Chargers of $1.66 million, grid services revenue of $0.09 million, and engineering services of $0.75 million. The decrease in service revenue is due to the absence of management fees earned related to the Fresno EV infrastructure project. We stopped accruing management fees earned for the Fresno EV infrastructure project during the second quarter of 2025.
Cost of Products and Services Revenue
Cost of products and services revenue was $0.8 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024, a decrease of $0.15 million, or 16.5%. The decrease was primarily due to lower costs of service revenue. Products and services margin decreased by 7.0% to 42.3% for the three months ended September 30, 2025, compared to 49.3% in the same prior year period. Margin was negatively impacted by higher mix of hardware charging stations’ sales and a lower mix of engineering services in the third quarter of 2025 compared with the third quarter of 2024.
Cost of products and services revenue was $1.46 million for the nine months ended September 30, 2025, compared to $2.03 million for the nine months ended September 30, 2024, a decrease of $0.57 million, or 28.1%. The decrease was due to lower costs of service revenue. Products and services margin increased by 5.4% to 41.5% for the nine months ended September 30, 2025, compared to 36.1% in the same prior year period. Margin benefited from a lower mix of hardware charging stations’ sales and a higher mix of engineering services in the nine months ended September 30, 2025 compared with the same period in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $4.8 million for the three months ended September 30, 2025, compared to $2.1 million for the three months ended September 30, 2024, an increase of $2.6 million, or 124.0%.
The increase during the three months ended September 30, 2025 was primarily attributable to increases in in compensation expenses of $1.7 million, including share-based compensation, increases in public company related costs of $0.6 million, increases in legal fees expenses of $0.3 million, increases in office related expenses of $0.4 million, and increases in travel and marketing/promotions related expenses of $0.1 million, partially offset by decrease in software subscriptions expenses of $0.3 million, and decrease in professional fees of $0.1 million.
Selling, general and administrative expenses were $23.7 million for the nine months ended September 30, 2025, compared to $12.5 million for the nine months ended September 30, 2024, an increase of $11.2 million, or 89.1%.
The increase during the nine months ended September 30, 2025 was primarily attributable to increases in the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.2 million, increases in legal fees expenses of $1.1 million, increases in bad debt expenses of $1.1 million primarily related to management fees earned in the Fresno EV infrastructure project, increases in travel and marketing/promotions related expenses of $0.7 million, increases in office related expenses of $0.3 million, increases in public company related costs of $0.3 million, and increases in professional fees of $0.2 million, partially offset by decreases in compensation expenses of $0.3 million, including share-based compensation, decrease in software subscriptions expenses of $0.4 million, and insurance related expenses of $0.1 million.

Research and Development Expenses
Research and development expenses were $1.2 million for the three months ended September 30, 2025, compared to $0.7 million for the three months ended September 30, 2024, an increase of $0.5 million, or 66.0%. The increase during the three months ended September 30, 2025 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Research and development expenses were $3.2 million for the nine months ended September 30, 2025, compared to $3.8 million for the nine months ended September 30, 2024, a decrease of $0.6 million, or 16.4%. The decrease during the nine months ended September 30, 2025 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, and other income (expense).
Other income, net was $0.32 million in other expenses for the three months ended September 30, 2025, compared to $0.19 million of other income for the three months ended September 30, 2024, an increase of $0.13 million. The increase during the three months ended September 30, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 16 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), partially offset by increase in interest expense on debt obligations.
Other income, net was $0.25 million in other expenses for the nine months ended September 30, 2025, compared to $2.52 million of other income for the nine months ended September 30, 2024, a decrease of $2.27 million. The decrease during the nine months ended September 30, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, partially offset by increases in sublease income related to the subleasing of part of our main office space (See Note 16 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and interest expense on debt obligations.
Income Taxes
In each of the three and nine months ended September 30, 2025 and 2024, we recorded no material income tax expenses. The income tax expenses during each of the three and nine months ended September 30, 2025 and 2024 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss was $4.8 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024, an increase of $3.1 million, or 190.6%. The increase in net loss was primarily due to an increase in total operating expenses of $3.0 million, an increase in other income of $0.1 million and a decrease of $0.3 million in revenue.
Net loss was $25.2 million for the nine months ended September 30, 2025, compared to $12.3 million for the nine months ended September 30, 2024, an increased of $12.9 million, or 104.8%. The increase in net loss was primarily due to an increase in total operating expenses of $10.0 million, a decrease in other income of $2.3 million and a decrease of $0.7 million in revenue.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest for the three and nine months ended September 30, 2025 was $0.3 million and $0.5 million, respectively, compared to zero net income attributable to non-controlling interest for the three and nine months ended September 30, 2024, respectively.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in Fermata Energy II LLC and Deep Impact entity. We own 51% of Fermata Energy II LLC and Deep Impact common units during the nine months ended September 30, 2025. We had determined that Deep Impact only is a variable interest entity (“VIE”) in which we are the primary beneficiary. We consolidated Fermata Energy II LLC and Deep Impact, and recorded a non-controlling interest for the share of Fermata Energy II LLC and Deep Impact owned by other parties during the nine months ended September 30, 2025.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $25.5 million as of the nine months ended September 30, 2025, and $20.5 million and $32.1 million for the years ended December 31, 2024, and 2023, respectively. Our cash used in operations were $12.3 million as of the nine months ended September 30, 2025, and $15.7 million and $21.3 million for the years ended December 31, 2024, and 2023, respectively. As of September 30, 2025, we had a cash balance, working capital, and total equity deficit of $0.9 million, $3.4 million and $1.9 million, respectively.
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
July 2025 Registered Public Offering
On July 11, 2025, we entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which we issued and sold to Lucid 3,044,463 shares (the “Shares”) of Common Stock and 1,984,940 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 754,411 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by us (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to us from the July 2025 Offering were approximately $5.5 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by us in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement we also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $1.05 per share of Common Stock.
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
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restricts our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. We are in compliance with the Term Loan covenants as of September 30, 2025.

The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term loan	3/31/2025	3/31/2026	$1,750,000	$627,727	2.16%	112.60%
Interest expense paid on the Term Loan for the three and nine months ended September 30, 2025 was $0.3 million and $1.1 million, respectively. Interest expense paid on the Term Loan for the three and nine months ended September 30, 2024 was $0.2 million.
As of September 30, 2025, we have repaid fully the principal balance and interest of the August 9, 2024 and November 27, 2024 Term Loans.
Below is the summary of debt obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term loan	$627,727	$1,445,345
Promissory Notes - August 16, 2024 (3)	853,841	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Senior Convertible Notes - October 2024 (2)	33,623	2,475,162
Senior Convertible Notes - December 2024	30,443	250,000
Senior Convertible Notes - May 2025 (2)	895,497	—
Senior Convertible Notes - September 2025 (2)	100,926	—
Promissory Notes - Fermata Energy II LLC	570,616	—
Total outstanding principal balance	3,112,673	5,572,001
Less: unamortized debt issuance costs and discounts	(77,949)	(84,170)
Total debt	3,034,724	5,487,831
Less: current portion of long-term debt	2,194,224	4,647,331
Long-term debt, net of current portion	840,500	840,500
__________________
(1) Principal balance and interest was fully repaid as of March 31, 2025.
(2) Amount represents the fair value of the convertible notes.
(3) Amount includes accrued interest.
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

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(12,347,984)	$(12,242,822)
Investing activities	(397,299)	(54,630)
Financing activities	13,307,195	11,085,523
Effect of exchange rate on cash and restricted cash	6,006	2,514
Net increase (decrease) in cash and restricted cash	$567,918	$(1,209,415)
Net cash used in operating activities during the nine months ended September 30, 2025 was $12.3 million as compared to net cash used of $12.2 million in the nine months ended September 30, 2024. The $0.1 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the nine months ended September 30, 2025 as compared to the same prior year period. Working capital during the nine months ended September 30, 2025 was impacted by, among other items, increase in operating expenses and lower revenue. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the nine months ended September 30, 2025, cash use for investing activities was $0.40 million as compared to net cash used for investing activities of $0.05 million during the nine months ended September 30, 2024. Net cash used for investing activities during the nine months ended September 30, 2025 was for the purchase of fixed assets and cash used for acquisitions.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $13.3 million, of which $5.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $2.1 million was from the exercise of common stock warrants, partially offset by issuance cost, $9.0 million was proceeds from debt obligations, and repayment debt obligations of $3.4 million. Net cash provided by financing activities for the nine months ended September 30, 2024 was $11.1 million, which $8.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $0.2 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $2.6 million, and repayment debt obligations of $0.2 million.

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
The Company expects to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date the Company (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2025.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On April 7, 2025, we received written notice (the “Stockholders’ Equity Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). In our Annual Report on Form 10-K for the year ended December 31, 2024, we reported stockholders’ equity (deficit) of ($1,289,647), and, as a result, do not currently satisfy the Stockholders’ Equity Rule. The Stockholders’ Equity Notice indicated that, in accordance with Nasdaq rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit a plan to regain compliance with the Stockholders’ Equity Rule (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on May 20, 2025. On August 27, 2025, received written notice (the “August Notice”) from Nasdaq notifying us that, because the closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we were no longer in compliance with the requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). Further, the August Notice stated that, pursuant to Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that we gave effected a reverse stock split over the prior one-year period and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The August Notice also stated that since we remain noncompliant with the $2,500,000 minimum Stockholders’ Equity Rule, such noncompliance with the Stockholders’ Equity Rule serves as an additional and separate basis for delisting. On September 3, 2025, we timely requested a hearing with the Nasdaq’s Hearings Panel (the “Panel”), which request stayed any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process. On October 28, 2025, the Panel informed us that it had granted our requested extension to regain compliance by December 31, 2025, subject to certain conditions and requirements as a result of the hearing with the Panel. While we intend to pursue our plan to regain compliance as presented to the Panel, there can be no assurance that we will be able to regain compliance and thereafter maintain our listing on The Nasdaq Capital Market.

We intend to regain compliance with each of the Stockholders’ Equity Rule and the Bid Price Rule within the applicable compliance period provided by the Panel. However, there can be no assurances we will successfully regain compliance by such time. If we do not evidence compliance, we may be subject to delisting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation as amended	10-Q	3.1	8/14/2025
3.2	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Form of Pre-Funded Warrant, dated July 14, 2025	8-K	4.1	7/15/2025
4.2	Form of Representative’s Warrant, dated July 14, 2025	8-K	4.2	7/15/2025
4.3	Form of Additional Convertible Note, Dated September 10, 2025	8-K	4.1	9/16/2025
4.4	Form of Additional Warrant, dated September 10, 2025	8-K	4.2	9/16/2025
10.1	Underwriting Agreement between Nuvve Holding Corp. and Lucid Capital Markets, LLC dated July 11, 2025	8-K	1.1	7/15/2025
10.2	Asset Management Agreement between Nuvve Holding Corp. and DeFi Technologies, Inc., dated July 20, 2025	8-K	10.1	7/23/2025
10.3	Amended and Restated Nuvve Holding Corp. 2020 Incentive Plan, as amended	8-K	10.1	8/25/2025
10.4	Receivable Assignment Agreement, dated September 24, 2025, by and among Nuvve Holding Corp., Gregory Poilasne and David Robson.	8-K	10.1	9/30/2025
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 13, 2025

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)