Form 10-K
period 2025-12-31
Nuvve Holding Corp.
filed 2026-03-31
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $37.92 on the Nasdaq Stock Market, was approximately $10,143,280.
As of March 23, 2026, 5,311,904 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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

Unless the context indicates otherwise, all shares of our common stock are presented after giving effect to the 1:40 reverse stock split of the outstanding common stock, which became effective as of 12:01 a.m. Eastern Time on December 15, 2025. Please see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the reverse stock split.

Risk Factor Summary

Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in Item 1A. Risk Factors and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC.

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
•future sales of a substantial number of shares of our Common Stock or our other securities in the public market;
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
We are a grid modernization and advanced energy storage and management company that has developed a proprietary vehicle-to-grid ("V2G") technology, including our Grid Integrated Vehicle ("GIVe") cloud-based software platform, powered by advanced artificial intelligence ("AI"). Our AI-driven platform enables us to link multiple electric vehicle ("EV") batteries, as well as stationary batteries, into a virtual power plant to provide bi-directional energy to the electrical grid in a qualified and secure manner.

At the core of our technology is a comprehensive AI architecture that spans the entire business. Our platform leverages machine learning and predictive analytics for real-time energy forecasting, intelligently anticipating grid demand, energy pricing fluctuations, and optimal charge-discharge cycles to maximize value for all participants. This AI-first approach extends beyond energy management — it is embedded in our full product development lifecycle, accelerating innovation from concept through deployment, and drives our sales management processes, enabling smarter customer engagement, pipeline optimization, and data-driven go-to-market strategies.

Combining our innovative, AI-powered V2G technology and an ecosystem of electrification partners, we dynamically manage power among EV batteries, stationary batteries, Distributed Energy Resources ("DER"), and the grid to deliver new value to EV owners, accelerate the adoption of EVs, provide an alternative solution for grid modernization, and support the world's transition to clean energy.

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

Batteries Optimization Experience

NAS

Demand Response, Frequency regulation
in California, Delaware, Japan

NAS
NGK

NUVVE

Nuvve Stationary Battery Storage Program

- Making the most of batteries requires optimizing across multiple parameters and constraints to always stack the best service at all times
- Grid service revenues must be stacked with arbitrage while managing degradation to be profitable

- Our software platform analyzes data, predicts what will be the best services and dispatches the battery within constraints, arbitrating for maximum profitability across services
- A local edge device controls the battery, schedules and manages energy flows

- Constraints such as grid limits, ramps and depth of discharge are always met
- Dispatch can be made on forecasted prices and condition of the battery
- It is used as a tool to optimize sourcing, hedge risk and manage imbalances

- The battery is never left idle
- Its degradation is managed and limited only to profitable services
- The battery is always operated within its warranty limits

Overview of Our Technology

Our platform dynamically manages power to and from stationary batteries, EVs batteries, and the grid at scale. Our intelligent vehicle-to-grid technology allows EV owners to efficiently and timely meet the energy demands of individual vehicles and entire fleets, as well as aggregate and develop a pipeline of stationary battery projects. With our V2G technology, the grid becomes more resilient through the benefits of greater networked battery capacity.

Our GIVe software platform enables us to aggregate multiple stationary batteries and EV batteries into a virtual power plant (“VPP”) to provide bidirectional services to the electrical grid in a qualified and secure manner. VPPs can generate revenue by selling excess power to utility companies, utilizing the stored power to perform grid services, or reduce building energy peak consumption. With our technology, we are capable of providing many levels of vehicle-grid integration (“VGI”), distributed energy storage, and V2G services such as time of use optimization (“TOU”), demand response, demand charge management and wholesale energy market participation, thereby providing revenues from grid services as well as utility bill savings behind the meter.

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
V2G
Interconnected energy storage that can respond to fast grid signals and participate in the energy market

Our longest running commercial operation is in Denmark, where we have provided V2G services for more than nine years with daily bidding on energy markets. Specifically, this operation aggregates a coalition of EV batteries to provide a primary frequency containment reserve (“FCR”) service to the local transmission system operator. The frequency of the current transmitted on an electrical grid is affected by the demand placed on the grid. By acting as a reserve to store or release energy into the grid in order to offset variations in demand, the FCR service provided by our GIVe platform assists the local system operator in the critical task of frequency regulation.

Battery Experience in Denmark

GRID CONNECTED BATTERY SYSTEMS

- 1MW/1MWh demonstration
  on the island of Bornholm in 2021
  - Biggest battery at the time in Denmark

- Developed knowledge on
  - Regulatory framework
  - Interconnection
  - Stacking of services
  - Energy resilience
  - Data collection
- EUDP funded project

Bornholms elsystem

THE BIRTHPLACE OF COMMERCIAL V2G
Saved to this PC

Denmark

- 8+ years of continuous V2G operations in Denmark
- Total of 45 + light-duty vehicles located around the country
- Commercial fleets, municipalities, and utilities
- Grid services: frequency regulation
- Supporting Danish offshore wind renewable integration to the grid

Over the eight-plus years of this deployment, we have accumulated many hours of valuable learning on fleet operation and energy market behavior. This Denmark-based fleet is driven primarily during the day and is parked at night and on weekends, allowing it on average about 17 hours of available market participation per day. While FCR values in Denmark fluctuate year over year, we have been able to generate approximately US$2,600 per car per year in market revenue on average.

Average Revenue Per EV

- Average of $2,600 in revenue earned per EV per year
- Variation affected by daily energy market prices and vehicles being aggregated

Year	Revenues per bid EV
2018	$3,113 USD
2019	$2,316 USD
2020	$1,263 USD
2021	$3,489 USD
2022	$5,455 USD
2023	$3,024 USD
2024	$1,150 USD
2025	$1,220 USD

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

NUVVE PLATFORM: HOW IT WORKS

Forecast →
- **BESS/Vehicle-based**
  - Availability
  - Power capacity
  - Historical usage

Bid →
- **Market-based**
  - Historical trends
  - Projected value
  - Volatility

Dispatch →
- Compatible w/ all standards
- Control infrastructure directly or via APIs

Report
- Performance and financial results to stakeholders (utilities, fleet owners, drivers)

AI integration

NUVVE

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

Further, our GIVeTM software platform provides the ability to manage and optimize site-level EV charging and behind the meter solar and battery storage, and to aggregate energy across multiple sites to participate in ancillary / grid services markets. We offer fleet operators the potential to save money, transition to EV fleets faster and optimize capital asset life.

Nuvve Grid Modernization Platform

Power Generators
Transmission Systems
Distribution Systems
End Customers
✓ Bi-Directional
✓ Stabilization of renewables
✓ Access to energy markets
NUVVE
✓ Demand/Supply matching
✓ Virtualization of assets
✓ Smart battery management
V2G

We believe that we have the disruptive technology to integrate EVs into the electric system while leveraging the batteries inside the vehicles to solve the issues associated with energy intermittency and resiliency.

Supplier & EPC : Capture Energy

Capture Energy

BESS PowerBox

- 1.2 MW/2 MWh, 690 VAC
- 1.6 MW/3 MWh, 690 VAC Liquid Cooled

Weight: 26.5 – 31 tonnes

Dimensions: 6058x2438x2591 mm,
20 ft container

AC connection: 690 VAC, 3P3W+PE

Power: 200 kW inverters (PCS)

Energy: 2-3 MWh
6-9 strings with 344 kWh each

Cells: LFP

Capture Controller used to monitor and control BESS

PCS
AC Combiner
Incoming Cabinet
FSS
Air Duct
Air Conditioner
Battery String

NUVVE

Market Opportunity and Our Solution

The EV industry has grown rapidly since we were founded in 2010. According to the Bloomberg New Energy Finance ("BloombergNEF") Electric Vehicle Outlook 2024, an estimated 720 million EVs will be on the road by 2040. Global EV sales continue to grow and BloombergNEF estimates that almost 22 million passenger EVs were sold in 2025, up 25% from 2024. In addition, countries around the world are expected to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles, which account for approximately 17.9% of global CO2 emissions (source: ourworldindata.org).

Figure 8: Global long-term passenger EV sales by market – Economic Transition Scenario

Million
80
70
60
50
40
30
20
10
0
2020
2025
2030
2035
2040
Rest of World
Brazil
Southeast Asia
Australia
South Korea
India
Japan
Canada
US
Europe
China

Source: BloombergNEF

Figure 9: Global long-term EV share of passenger vehicle fleet by market – Economic Transition Scenario

80%
70%
60%
50%
40%
30%
20%
10%
0%
2020
2025
2030
2035
2040
Nordics
China
UK
Canada
South Korea
Germany
Australia
France
Global
US
Rest of Europe
India
Southeast Asia
Brazil
Italy
Japan
Rest of World

Source: BloombergNEF

As EV adoption grows, the associated charging infrastructure needed to support EVs has also seen a growth trend over the last few years. According to a May 2023 report from Schroders, more than 13 million public chargers will need to be deployed globally by 2030 to meet forecasted EV growth worldwide. According to the International Energy Agency ("IEA") Global EV Outlook 2025 report, as of 2024 there were around 5 million public charging points, a majority of which were located in China. The capital investments required for meeting such charging infrastructure demands by 2030 is estimated to be between $150-200 billion, based on current average costs of EV chargers.

Global stock of public charging points by region, 2018-2024

million
6
5
4
3
2
1
0
2018
2019
2020
2021
2022
2023
2024
IEA. Licence: CC BY 4.0
China
Europe
United States
Rest of world

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

MW Under Management
40
30
20
10
0
4.8
5.6
6.9
14.7
21.2
Q4 20
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
Q3 22
Q4 22
Q1 23
Q2 23
Q3 23
Q4 23
Q1 24
Q2 24
Q3 24
Q4 24
Q1 25
Q2 25
Q3 25
Q4 25

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

Our Strategy
Our strategy and focus on grid modernization incorporates a diversified set of segments, geographies and partners, including the North America school bus market, stationary storage, and enhancing our offering with artificial intelligence (AI). We operate our platform across light duty fleets, heavy duty fleets, automotive original equipment manufacturers (“OEMs”), charge point operators, and strategic partnerships located in Europe, Asia (including Japan) and North America.
•Capturing opportunities in the North America school bus market. There are approximately 600,000 school buses in North America being replaced at an average pace of 40,000 to 50,000 buses per year. School buses are not only parked most of the time (97% of the time on average), but they represent a use case for V2G that is easy for everyone to understand. Electrifying school buses remains a top priority. Through initiatives such as our partnership with various third parties, we are well-positioned to capitalize on the push toward electrification. Nuvve’s K-12 sales channel, our sales channel focused on school buses, is continuously accelerating, and we expect will provide significant part of our future revenue, and yield up to 500 school buses connected to our platform in the near future. With third-party forecasts calling for the further acceleration of electric school bus deployments compared with prior years, and assuming we maintain our existing market share of charging station sales, we see a path forward to potentially tripling our charging station unit sales and doubling future hardware revenues. Our value proposition is now rooted on vehicle readiness, energy management, and battery life extension. We are fortifying our position as a leading service provider in the space. We have demonstrated that we know how to support our customers in this segment and, as we launch new services in multiple states in the United States with large school bus fleets, we are confident that we will maintain our leadership position.
•Applying our technology to the stationary storage sector. Our core technology transforms EVs (which are inherently difficult grid assets to manage because they can be plugged or unplugged at any time) into reliable, dispatchable, and monetizable assets that can perform complex and demanding grid services. These capabilities also allow us to manage stationary storage. With our advanced platform, we believe that we can extract more value from these stationary batteries than any other player in the space. Such batteries are included in our deployments with the University of California, San Diego, the University of Delaware, and will be included in our V2G Hub projects. More and more, developers and battery manufacturers are coming to us to manage battery deployments already underway. This allows us to accelerate the growth of Megawatts Under Management ("MWUM") and flex our grid service muscles with multiple megawatts already in the pipeline, mostly focused on local energy management combined with high value grid services. Deploying stationary storage either alone or in combination with electric vehicles is well-aligned with our strategy. Our strong differentiator compared to the majority of our competitive set is our ability to provide energy management with both advanced grid services and resiliency. Looking ahead, we expect that stationary batteries will represent up to 15% of our deployments for the next three years; this ranks high amongst our priorities and will provide the opportunity to realize cash faster than EVs as the Energy Management Platform business allows for significant upfront cash payment. Stationary storage is also a key technology piece associated with microgrid deployments, an area in which we have won two California Energy Commission ("CEC") projects to support our technology development. It is also a key support to our CPO ("Charge Point Operator") business.
•Enhancing our offerings with Artificial Intelligence. We believe we are providing best-in-class forecasting capabilities for CPOs and Utilities through AI offerings. This fundamental predictive analytics work has supported the development of advanced features that allow us to predict with a high level of confidence when an EV will be connected to a charging station and the amount of kWh it will need to onboard during the session. This allows us to offer energy services to CPOs and provide grid usage forecast to utilities. The technology to predict where EV charging bottlenecks might happen is very valuable for utilities. The ability to reduce the peak demand by adjusting charging time without impacting end users will support an equitable cost of energy as we move through the EV adoption curve.
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
•Strategic partnerships are typically joint ventures formed with strategic partners to help commercialize our technology and services within a given territory. We believe strategic partnerships are an important way to accelerate the adoption of our GIVe software platform world-wide. One such strategic partnership is Dreev, a business venture formed in 2019 between us (who provided our technology and know-how) and our strategic partner Électricité de France (“EDF”) (who provided capital and a subsidiary partner ecosystem) to address the territory within France, United Kingdom, Belgium, Italy and Germany. We agreed to assign to Dreev our rights to the V2G technology in these territories. On October 8, 2025, we entered into a Share Purchase Agreement with EDF and Dreev, pursuant to which we agreed to sell to EDF all of the equity interests of Dreev held by us, representing approximately 4.65% of the total interests of Dreev. Subsequent to the transaction, we no longer have any ownership interest in Dreev.
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
•Invest in marketing and sales. We intend to continue attracting new customers and pursue a “portfolio effect” model which enables V2G, uni-directional (V1G) and stationary battery assets to be efficiently combined in order to boost overall value.
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
Our research and development is principally conducted at our headquarters in San Diego, California. As of December 31, 2025, we had 18 full-time employees and five contract workers engaged in research and development activities.
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
As of December 31, 2025, we had thirteen U.S. patents issued, and various corresponding foreign issued applications from five distinct patent families. Additionally, we have various pending U.S. patent applications and Patent Cooperation Treaty applications. These patents relate to various bi-directional (V2G) and uni-directional (V1G) EV charging functionalities, aggregation and grid services.

We own these patents, including four U.S. patents, that were acquired from the University of Delaware pursuant to an intellectual property acquisition agreement, dated November 7, 2017. Under the agreement, we agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets. The intellectual property acquisition agreement terminates upon the later of the date that all the milestone payments are made and the expiration date of the patents transferred to us. Please see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for detailed descriptions of the intellectual property acquisition agreement. If the University of Delaware terminates the agreement upon a material breach by us of certain limited provisions of the intellectual property agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we will be required to assign the patents back to the university. The patents acquired from the University of Delaware, which cover the technology underlying our GIVe platform, as well as our implementation inside the charging stations and the EVs, are a key part of our patent portfolio and are critical to the operation of our business and our competitive position.
The following is an abstract of each of the thirteen issued U.S. patents:

Patent	Primary Claims
US No. 8,116,915	A method and apparatus for managing system energy flow. The apparatus includes an energy storage unit to store energy to be used by a system and a power conversion unit configured to be coupled between the energy storage unit and a utility grid. The apparatus also includes a controller to selectively control the power conversion unit to transfer energy between the utility grid and the energy storage unit based at least in part on an anticipated use of the system.

US No. 8,509,976	Methods, systems, and apparatus for interfacing an electric vehicle with an electric power grid. An exemplary apparatus may include a station communication port for interfacing with electric vehicle station equipment (“EVSE”), a vehicle communication port for interfacing with a vehicle management system (“VMS”), and a processor coupled to the station communication port and the vehicle communication port to establish communication with the EVSE via the station communication port, receive EVSE attributes from the EVSE, and issue commands to the VMS to manage power flow between the electric vehicle and the EVSE based on the EVSE attributes. An electric vehicle may interface with the grid by establishing communication with the EVSE, receiving the EVSE attributes, and managing power flow between the EVE and the grid based on the EVSE attributes.

US No. 9,043,038	Methods, systems, and apparatus for aggregating electric power flow between an electric grid and electric vehicles. An apparatus for aggregating power flow may include a memory and a processor coupled to the memory to receive electric vehicle equipment (“EVE”) attributes from a plurality of EVEs, aggregate EVE attributes, predict total available capacity based on the EVE attributes, and dispatch at least a portion of the total available capacity to the grid. Power flow may be aggregated by receiving EVE operational parameters from each EVE, aggregating the received EVE operational parameters, predicting total available capacity based on the aggregated EVE operational parameters, and dispatching at least a portion of the total available capacity to the grid.

US No. 9,754,300	Methods, systems, and apparatus transferring power between the grid and an electric vehicle. The apparatus may include at least one vehicle communication port for interfacing with EVE and a processor coupled to the at least one vehicle communication port to establish communication with the EVE, receive EVE attributes from the EVE, and transmit EVSE attributes to the EVE. Power may be transferred between the grid and the electric vehicle by maintaining EVSE attributes, establishing communication with the EVE, and transmitting the EVSE maintained attributes to the EVE.

US No. 11,695,274	Certain aspects of the present disclosure relate to a local energy management system (LEMS) at local mixed power generating sites for providing grid services and grid service applications. The LEMS generally serves as a local power control agent for facilitating energy management at the local site level by controlling and leveraging a plurality of local assets deployed at the local site, and combining a plurality of generated power from each site which acts as its own virtual power plant for delivering grid services to the grid. In addition, the LEMS has the ability to effectively handle and fulfill energy and electrical objectives of the grid services, including regulation or demand response objectives from the grid, by conveying operational set points that control the power charge and discharge at each local asset in order to meet those objectives.

US No. 11,747,781	Certain aspects of the present disclosure relate to a local energy management system (LEMS) at local mixed power generating sites for providing grid services and grid service applications. The LEMS generally serves as a local power control agent for facilitating energy management at the local site level by controlling and leveraging a plurality of local assets deployed at the local site, and combining a plurality of generated power from each site which acts as its own virtual power plant for delivering grid services to the grid. In addition, the LEMS has the ability to effectively handle and fulfill energy and electrical objectives of the grid services, including regulation or demand response objectives from the grid, by conveying operational set points that control the power charge and discharge at each local asset in order to meet those objectives.

US No. 11,135,936	A method that uses temperature data to protect battery health during bidirectional charging events, the method comprising receiving at a processor temperature data, said temperature data comprising at least the temperature of one or more electric vehicle batteries or information required to determine the temperature of the one or more electric vehicle batteries; determining anticipated energy needs of a building; determining an amount of discharge of the one or more electric vehicle batteries required to offset the anticipated energy needs of the building by a predetermined amount; determining based on the temperature data whether discharging the one or more electric vehicle batteries by the predetermined amount will be harmful to the health of the one or more electric vehicle batteries; and discharging the one or more electric vehicle batteries to offset the anticipated needs of the building if it is determined that discharging the one or more electric vehicle batteries by the predetermined amount will not be harmful to the health of the one or more electric vehicle batteries.

US No. 11,958,372	A bi-directional charger comprising: a first portion configured to be coupled to an electrical grid; a second portion configured to be coupled to an electric vehicle; an enclosure comprising: a first power stage configured for AC-to-DC conversion and coupled to the first portion, the first power stage comprising a first processor; a second power stage configured for DC-to-DC conversion and coupled to the second portion, the second power stage comprising a second processor, wherein the second power stage is galvanically isolated and wherein the second power stage provides a nominal voltage to an isolation stage; and a third processor configured to: communicate with the first processor to control the first power stage; and communicate with the second processor to control the second power stage and manage communications with the electric vehicle.

US No 12,046,905	A method for providing a grid regulation service, comprising: determining a preferred operating point for power delivery from a grid regulation service system, the preferred operating point for use with a V2G system comprising a first plurality of grid regulation resources, each of the first plurality of grid regulation resources comprising a bidirectional resource, and wherein the preferred operating point defines a preferred power delivery rate for each of the first plurality of grid regulation resources during a grid regulation service period, the bidirectional resource configured to enable bidirectional power flow; determining a predicted regulation up capacity and a predicted regulation down capacity of the V2G system for the grid regulation service period; commencing the grid regulation service period based on an indication; performing the grid regulation service during the grid regulation service period by varying a power delivery rate for at least one of the first plurality of grid regulation resources; while continuing performing the grid regulation service using the V2G system, enabling, via a supplementary grid regulation step, at least one of a second plurality of grid regulation resources as a supplement to the V2G system to participate in the grid regulation service during the grid regulation service period, each of the second plurality of grid regulation resources comprising a V1G grid resource configured for unidirectional power flow from a grid to an energy storage device, wherein the supplementary grid regulation step is based on: a grid characteristic exceeding a first threshold; and a difference between a first instant power delivery and one of the predicted regulation up capacity or the predicted regulation down capacity falling below a second threshold; and disabling the at least one of the second plurality of grid regulation resources from participating in the grid regulation service based on: the grid characteristic falling below the first threshold; and the difference between a second instant power delivery and one of the predicted regulation up capacity or the predicted regulation down capacity exceeding the second threshold.

US No. 12,374,894	A method for providing a grid regulation service by a grid regulation system, the grid regulation system comprising a first grid regulation subsystem and a second grid regulation subsystem, the first grid regulation subsystem comprising a plurality of first power resources, the second grid regulation subsystem comprising a plurality of second power resources, each of the plurality of second power resources being a different type of resource relative to each of the plurality of first power resources, each of the plurality of first power resources comprising a first bidirectional resource, each of the plurality of second power resources comprising one of a unidirectional resource or a second bidirectional resource, the second bidirectional resource being a different resource relative to the first bidirectional resource, the method comprising: determining a predicted regulation up capacity and a predicted regulation down capacity of the first grid regulation subsystem for a grid regulation service period; performing, by the first grid regulation subsystem of the grid regulation system, the grid regulation service during the grid regulation service period by varying a power delivery rate of the first grid regulation subsystem; comparing one or more parameters from at least one of grid data, a first set of status data from the plurality of first power resources, and a second set of status data from the plurality of second power resources to one or more thresholds during the grid regulation service; responsive to at least one of the one or more parameters falling below or exceeding at least one of the one or more thresholds, supplementing the grid regulation service by controlling the power delivery rate via at least one of the plurality of second power resources from the second grid regulation subsystem; and responsive to each of the one or more parameters returning to within a desired operating range, disabling control of the second grid regulation subsystem, wherein the predicted regulation up capacity and the predicted regulation down capacity of the first grid regulation subsystem is based on: a number of the plurality of first power resources predicted to be available during the grid regulation service period; a power capacity of each of the plurality of first power resources; and a power rating of each of a plurality of electric vehicle supply equipments, each of the plurality of electric vehicle supply equipments connected to, and associated with, a power resource from the plurality of first power resources of the first grid regulation subsystem.

US No. 12,282,973	A method for performing grid services, the method comprising: configuring, by one or more controllers, a first energy storage device from a fixed energy storage system into a first set of virtualized energy storage devices of a demand-based configuration, each of the first set of virtualized energy storage devices configured to be controlled individually; configuring, by the one or more controllers, a second energy storage device from the fixed energy storage system into a second set of virtualized energy storage devices of a supply-based configuration, each of the second set of virtualized energy storage devices configured to be controlled individually; controlling, by the one or more controllers and through each of the first set of virtualized energy storage devices of the demand-based configuration, demand-based grid services to a first of one or more grids; and controlling, by the one or more controllers and through each of the second set of virtualized energy storage devices of the supply-based configuration, supply-based grid services to one of the first of the one or more grids or a second of the one or more grids; wherein the controlling the demand-based grid services and the controlling the supply-based grid services are performed concurrently.

US No. 12,142,921	A local microgrid system electrically coupled to a power grid, the local microgrid system comprising: a plurality of local power generating assets at a local site, the plurality of local power generating assets including: at least one electrical vehicle station equipment (EVSE) configured to communicate with an electrical vehicle (EV); at least one local generation resource (LGR) comprising a solar, wind, geothermal, and/or hydro power generating system; and at least one fixed energy storage (FES) system comprising batteries, battery packs, capacitors, and/or energy storage cells, wherein the at least one FES system is configured to provide the local site with a local power source for delivering and receiving bidirectional power to and from the grid over power lines via an inverter and a distribution system; a plurality of sensing meters including: a grid sensing meter in communication with the power grid, the grid sensing meter associated with the local site; an EVSE sensing meter in communication with the at least one EVSE; an LGR sensing meter in communication with the at least one LGR; and an energy storage sensing meter in communication with the at least one FES system; and a local energy management system (LEMS) configured to: receive data inputs from the plurality of sensing meters, transfer power between the plurality of local power generating assets and the power grid by controlling the plurality of local power generating assets based on the data inputs from the plurality of sensing meters, and based on the data inputs received from the plurality of sensing meters, automatically adjust one or more operational parameter settings of a target member of the plurality of local power generating assets according to a combination of one or more operating parameter set points received by the target member.

US No. 11,958,376	A method to protect battery health during bidirectional charging events, the method comprising: receiving at a processor cycle life data, said cycle life data comprising one or more historical energy cycle events of one or more electric vehicle batteries; determining anticipated energy needs of a building; determining an amount of discharge of the one or more electric vehicle batteries required to offset the anticipated energy needs of the building by a predetermined amount; determining based on the cycle life data whether discharging the one or more electric vehicle batteries by the predetermined amount will be harmful to the health of the one or more electric vehicle batteries; and discharging the one or more electric vehicle batteries to offset the anticipated needs of the building if it is determined that discharging the one or more electric vehicle batteries by the predetermined amount will not be harmful to the health of the one or more electric vehicle batteries.

Each of the six issued European Patents, stem from the US patents acquired from the University of Delaware outlined above. The following lists independent claim 1 from each of the six issued European Patents:

EP2537224	A method for aggregating electric power flow between the electric grid and electric vehicle equipment (EVE) of electric vehicles connected to electric vehicle station equipment (EVSE), the method comprising: receiving by an aggregation server EVE operational parameters from each of a plurality of EVEs; calculating the power capacity in Watts of each EVE, based on the received EVE operational parameters; calculating total available power capacity in Watts based on the EVE operational parameters, and the power capacity for each EVE; and characterised by: receiving EVSE attributes from each of a plurality of EVSEs, and in that: the calculating of the calculating the power capacity in Watts of each EVE is further based on the EVSE attributes; the calculating of the total available power capacity in Watts is further based on the EVSE attributes, the EVSE attributes include grid location including one or more of substations, distribution feeders, transformers and building circuits, and dispatching the aggregated amount of power in Watts to the grid that is less than or equal to the calculated total available power capacity.

This European patent was validated in the following territories:
AT, BE, CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, PL, PT and SE.

EP3826134	A method of aggregating electric power flow between the electric grid and electric vehicles, the method comprising, at an aggregation server: receiving electric vehicle equipment EVE operational parameters from each of a plurality of EVEs through respective vehicle links, the received EVE operational parameters comprising charge and discharge power capacity based on electric vehicle station equipment EVSE power capacity; aggregating the received EVE operational parameters; predicting a total available capacity based on the aggregated EVE operational parameters; dispatching at least a portion of the total available capacity to the grid; characterised by: predicting trips for an electric vehicle associated with one of the plurality of EVEs based on prior vehicle use, the vehicle having a battery, and causing charging of the battery in order to fulfil the predicted trips

This European patent was validated in the following territories:
CH, DE, DK, ES, FI, FR, GB, IE, IT, NO, PL, PT and SE.

EP2537226	A method for transferring power between a power grid and an electric vehicle, the method comprising: maintaining, by an electric vehicle station equipment EVSE separate from the electric vehicle and electrically coupled to the power grid, EVSE attributes, the EVSE attributes defining information relating to the EVSE; characterised by digitally signing, by an authorised party, the EVSE attributes using a digital signature; establishing, by the EVSE, communication with an electric vehicle equipment EVE inside the electric vehicle; transmitting, by the EVSE, the EVSE attributes and the digital signature to the EVE; and in response to the transmitting, receiving, by the EVSE, an instruction from the EVE to energize an electrical connector of the EVSE to electrically couple the EVE to or decouple the EVE from the power grid to supply power between the electric vehicle and the power grid.

This European patent was validated in the following territories:
BE, CZ, DE, FR, GB, NL, PL, PT, SK and TR.

EP4033632	A system comprising vehicle-to-vehicle charging apparatus for transferring power between a first electric vehicle and a second electric vehicle, the first and second electric vehicles being connected via a cable configured to enable power flow from the first electric vehicle to the second electric vehicle, the apparatus being comprised in the first electric vehicle, the system being configured to: detect via the cable that the first electric vehicle is connected to the second electric vehicle; wherein the cable comprises a communication cable which enables signal flow between the first and second electric vehicles, and in response to the detecting, perform vehicle-to-vehicle charging to transfer power from the first electric vehicle to the second electric vehicle.

This European patent was validated in the following territories:
CH, DE, DK, ES, FI, FR, GB, IE, IT, NO, PL, PT and SE.

EP2537225	A method for interfacing an electric vehicle with an electric power grid, the method comprising: establishing, by electric vehicle equipment (EVE) of the electric vehicle, communication with electric vehicle station equipment (EVSE) electrically coupled to the electric power grid, the EVSE having EVSE attributes; receiving, by the EVE, the EVSE attributes; sending by the EVE, EVE operational parameters and EVSE attributes to an aggregation server; and managing, by the EVE, a timing, a rate and a direction of power flow between the EVE and the electric power grid through the EVSE, characterised by: receiving, by the EVE, requests from the aggregation server, the requests comprising requests for receiving power from or supplying power to the electric power grid, wherein the managing is based on operational parameters determined from the EVSE attributes and the requests from the aggregation server.

This European patent was validated in the following territories:
BE, DE, FR, GB, IT and SE.

EP4106138	A method for transferring power between an electric power grid and an electric vehicle, the method comprising: maintaining, by electric vehicle station equipment (EVSE) separate from the electric vehicle and electrically coupled to the electric power grid, EVSE attributes, the EVSE attributes including a forward flow limit indicating the maximum allowable flow of power into the electric vehicle from the EVSE and a reverse flow limit indicating the maximum allowable flow of power into the EVSE from the electric vehicle, the method being characterised by: receiving, by the EVSE, a dynamic forward flow limit and a dynamic reverse flow limit; updating, on the basis of the received dynamic forward flow limit and dynamic reverse flow limit, the EVSE attributes; establishing, by the EVSE, communication with an electric vehicle equipment (EVE) inside the electric vehicle; and transmitting, by the EVSE, the EVSE attributes to the EVE for use in controlling power flow between the electric vehicle and the electric power grid.

This European patent was validated in the following territories:
CH, DE, DK, ES, FI, FR, GB, IE, IT, NO, PL, PT, SE

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. As of December 31, 2025, the average remaining life of our U.S. patents was approximately 8.9 years.
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
We anticipate continuing to expand revenues by selling EV charging equipment and deploying stationary batteries to current as well as new customers, which include school bus operators, school districts, universities, stadiums, infrastructure investors via special purpose vehicles, municipal locations, and other fleet operators. In addition to transportation hubs and workplace locations, we anticipate expanding sales channels to wholesale distributors, utilities, and automotive OEMs.
Our revenues have and will be primarily derived from the sale of V2G-capable charging stations and recurring revenues from grid services provided by the GIVe software platform, as more fully described in “Our Strategy” above. Historically, a significant portion of our revenue has been derived from government grant funded projects to demonstrate our V2G technology and services.
Customers
For the years ended December 31, 2025 and 2024, we had customers whose revenue individually represented 10% or more of our total revenue. For the years ended December 31, 2025 and 2024, two customers accounted for 20.3% and 33.2% of our total revenue, respectively.

During the years ended December 31, 2025 and 2024, our top five customers accounted for approximately 39.5% and 42.3%, respectively, of our total revenue.
Our customer concentration has historically varied based on the receipt of large orders, a trend that we expect to continue in the near term.
Manufacturing and Suppliers
We do not manufacture electric vehicle charging stations or batteries. We integrate our technology into V2G-capable charging stations and stationary batteries made by dedicated manufacturing partners located throughout the world. Our principal suppliers of bidirectional DC chargers include Tellus Power Green, and we continue to evaluate and onboard additional suppliers, a process that remains extensive.
Competition
We provide a globally-available, commercial V2G technology platform that enables EV batteries to store and resell unused energy back to the local electric grid. While we believe our GIVe platform is the most advanced V2G platform on the market and that it is the only one qualified by multiple grid system operators around the world to provide grid services, we operate within the highly competitive EV charging equipment and service market. We primarily compete with less advanced charge point operator EV charge management platforms providing fleet charging services without bi-directional capabilities, such as ChargePoint, Mobility House, Blink and Ovo Energy. There are also additional entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, and BP Pulse. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
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
Human Capital Resources
As of December 31, 2025, we had 45 regular full-time employees, 18 of whom were engaged in research and development activities, and five contract workers engaged in research and development activities. None of our employees are represented by a labor union, and we believe we maintain good relations with our employees.

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

Sustainability

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

Applying Nasdaq’s listing standards for independence, four of our six directors are independent.

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
Available Information

Our website address is www.nuvve.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. Our corporate governance documents, including our code of ethics, are also available on our website. To access these filings, go to the “Investor” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov. Information contained in our web site does not constitute a part of this report or our other filings with the SEC.

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

We currently operate parts of our business through joint ventures and other entities in which we may not have 100% ownership interest, and we may enter into additional joint ventures and strategic alliances in the future. Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, joint ventures, strategic investments, and commercial and strategic partnerships. These structures and transactions may involve significant challenges and risks not otherwise present with respect to our wholly-owned subsidiaries and direct operations, including:

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

Joint venture or strategic alliance partners, controlling stockholders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling stockholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand. For example, even where we control a joint venture and strategic alliance, the other members in our venture and strategic alliance may exercise veto rights to block actions that we believe to be in our best interests and may take action contrary to our objectives with respect to the venture and strategic alliance. Partners in our ventures and strategic alliances who provide financing may prioritize the return of their investment over maximizing the value of the enterprise.

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
We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $32.2 million and $20.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $196.4 million. Further, we expect to incur significant costs in the future, in particular research and development and commercialization costs related to our GIVe platform. As we operate in the highly competitive EV charging equipment and service market based in part on the quality of our technology, we are under pressure to incur research and development and other expenses with a potential negative impact on our short-term profitability. Historically, we have been able to raise funds primarily through issuances of equity and convertible notes to support our business operations, although there can be no assurance we will be successful in raising funds in the future, on satisfactory terms or at all.
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
The EV charging market as a whole is relatively new and competition is still developing. We primarily compete with charge point operator EV charge management platforms providing fleet charging services without sophisticated bi-directional capabilities, such as ChargePoint, Mobility House, EnelX, Blink and Ovo Energy. We expect this market to become increasingly competitive as new entrants enter the growing market. Our products and services compete on the basis of product capability (such as V2G capability), performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base.
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
We are party to an intellectual property acquisition agreement (“IP Acquisition Agreement”) with the University of Delaware, pursuant to which we acquired certain of the key patents underlying our V2G technology. Under this IP Acquisition Agreement, upon achieving certain substantial commercialization milestones, we may be required to make up to $7,500,000 in royalty payments to the University of Delaware. Pursuant to a research agreement with the University of Delaware, we are required to pay a minimum of $400,000 per year under a research agreement subject to achievement of certain milestones. These payments will reduce our cash flow and profits. Furthermore, in the event of a material breach of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured within 45 days after notice from the university, we may be required to assign the patents back to the university. In addition, in the event the University of Delaware notifies us of a third party’s interest in a region in which the patents are valid, and we do not within 60 days inform the university that either we intend to address the region pursuant to a commercially reasonable development plan or intend to enter into a license agreement with an identified third party, we will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region. In such event, we may be unable to realize all of the benefits of the development of the V2G technology.
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
Our success depends, in part, on our ability to retain key personnel. We are highly dependent on Gregory Poilasne, our Chief Executive Officer, and Ted Smith, our Chief Executive Officer of our New Mexico subsidiary entity, and the other principal members of our management and engineering teams. Although we have formal employment agreements with select executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified technical, sales and other personnel.
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

Also in 2025, the Trump Administration announced additional tariffs on goods from all countries pursuant to the International Emergency Economic Powers Act. These tariffs were later found to have exceeded presidential authority and were invalidated by the Supreme Court on February 20, 2026. Following such ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and indicated a desire to increase such tariffs to 15% and to seek to extend such tariffs under other statutes. The imposition of such tariffs may continue to strain international trade relations and increase the risk that foreign governments, such as Japan, implement retaliatory tariffs on goods imported from the United States. In addition, the scope and durability of existing and future tariff measures remain uncertain.
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
Social, ethical, and legal issues relating to the use of new and evolving technologies, such as artificial intelligence and machine learning, in our offerings may result in reputational harm and liability.

We are increasingly building artificial intelligence and machine learning into many of our offerings and utilize data gathered from various sources in our services to train our predictive analytics models. Regulatory and policy focus on AI has intensified globally, with emerging frameworks in the U.S., EU, and U.K. addressing transparency, bias mitigation, and ethical use of algorithms. Compliance with these frameworks may require additional investment in research and development, governance controls, and auditing processes, diverting resources from other initiatives. As with many cutting-edge innovations, artificial intelligence and machine learning present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The continuous development, maintenance and operation of our predictive analytics models is [expensive and] complex, and may involve unforeseen difficulties including material performance problems, and undetected defects or errors with new machine-learning or other artificial intelligence capabilities. Some of those difficulties could arise from undetected or uncorrected inaccuracies or unrepresentative tendencies in the data. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our predictive analytics models from operating properly. If our AI-driven solutions fail to function as intended, we may experience extended processing times, or service disruptions, leading to client dissatisfaction and potential liability. Furthermore, competitors or other third parties may adopt and integrate AI into their products and operations more rapidly or effectively than we do, potentially diminishing our competitive position and negatively impacting our operating results.

Additionally, public confidence in AI remains sensitive to ethical concerns. Growing scrutiny over algorithmic fairness, privacy, and transparency could slow adoption of AI-based solutions and require us to implement additional safeguards, disclosures, and compliance measures. Failure to adequately address these ethical, social, and legal issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results.

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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture, and introduce new products and enhance existing products. In addition, we invest in research and development that may not lead to commercially viable products and services in the short-term, but which we believe are critical to the long-term future of our business. Our research and development expenses were $3.8 million and $4.5 million during the years ended December 31, 2025 and 2024, respectively, and such expenses are likely to grow in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.
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
We depend on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2025 and 2024, two customers accounted for 20.3%, and three customer accounted for 33.2% of our total revenue, respectively. The loss of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.
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
Included in our consolidated balance sheet as of December 31, 2025, contained elsewhere in this Annual Report on Form 10-K, is a derivative liability related to warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial position and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
As of December 31, 2025, we had $116.6 million of U.S. federal and $62.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $113.6 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2034. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is possible that we will not generate taxable income in time to utilize the net operating loss carryforwards prior to their expiration. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
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
The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports from various countries, which could negatively impact U.S. trade and result in the adoption of tariffs by other countries as well, leading to a global trade war. For example, in 2025, the Trump Administration announced additional tariffs on goods from all countries pursuant to the International Emergency Economic Powers Act. These tariffs were later found to have exceeded presidential authority and were invalidated by the Supreme Court on February 20, 2026. Following such ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and indicated a desire to increase such tariffs to 15% and to seek to extend such tariffs under other statutes. The imposition of such tariffs may continue to strain international trade relations and increase the risk that foreign governments, such as Japan, implement retaliatory tariffs on goods imported from the United States. In addition, the scope and durability of existing and future tariff measures remain uncertain. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of products from China. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

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

Our common stock is currently listed on the Nasdaq Capital Market and is therefore subject to the continued listing requirements of the Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. On April 7, 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not currently in compliance with the requirement of maintaining stockholders’ equity of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). On September 3, 2025, we received written notice (the “September Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). Further, the September Notice stated that, pursuant to Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that we had effected a reverse stock split over the prior one-year period and had effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The September Notice also stated that since we remained noncompliant with the Stockholders’ Equity Rule, such noncompliance with the Stockholders’ Equity Rule served as an additional and separate basis for delisting. On September 3, 2025, the Company timely requested a hearing with the Nasdaq Hearings Panel, which request stayed any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process. On October 28, 2025, the Nasdaq Hearings Panel informed the Company that it had granted our requested extension to regain compliance by December 31, 2025, subject to certain conditions and requirements as a result of the hearing with the Nasdaq Hearings Panel. On January 6, 2026, we received a letter from Nasdaq stating that the Nasdaq Hearings Panel had found us to be in compliance with the Stockholders’ Equity Rule and Bid Price Rule. The letter also indicated that we are subject to a Mandatory Panel Monitor for a period of one year commencing on January 6, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications Staff finds us to be out of compliance with the Stockholders’ Equity Rule, we will not be permitted additional time to regain compliance. However, we will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to our being delisted from Nasdaq. However, there can be no assurance that we will maintain compliance with the Stockholders’ Equity Rule and Bid Price Rule or any of the Nasdaq continued listing requirements. If we fail to satisfy one or more of these continued listing requirements, we may be delisted from the Nasdaq Capital Market.

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
At March 23, 2026, we had 5,311,904 outstanding shares of common stock, outstanding warrants to purchase 3,491,188 shares of our common stock, subject to adjustments to the number of shares underlying certain warrants as described therein and 6,000 shares of common stock underlying our Series A convertible preferred stock, subject to adjustments to the number of shares underlying our Series A convertible preferred stock as described in our certificate of designation of preferences, rights and limitations of Series A convertible preferred stock filed with the Delaware Secretary of State on December 30, 2025.
In addition, as of December 31, 2025, there were 188,630 shares issuable upon exercise of our outstanding stock options, which have a weighted average exercise price of approximately $181.24 per share and an average remaining life of approximately 9.88 years, and 134,241 shares authorized and available for future issuance under the 2020 Equity Incentive Plan.
Further, on March 6, 2026, the Company entered into a cooperation agreement (the “Cooperation Agreement”) between and among the Company, Oelion AB, a company organized under the laws of Sweden (“Oelion”), and OMNIA Group Holdings AG, a company organized under the laws of Switzerland (“Omnia”). Concurrently with entry into the Cooperation Agreement the Company, Oelion and Omnia also entered into (i) a service agreement for engineering and managerial consulting services (the “Managerial Services Agreement”) and (ii) an aggregation service agreement for battery energy storage system (BESS) (the “Aggregation Service Agreement” and together with the Cooperation Agreement and the Managerial Services Agreement, the “Omnia Global Agreements”). Pursuant to the Omnia Global Agreements we have agreed to issue, subject to the accomplishment of various contractual and operational milestones, 814,532 shares of common stock.
To the extent the above warrants or options are exercised, or we grant additional stock options or other stock-based awards under the 2020 Plan, additional shares of common stock may be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.
Sales of a substantial number of shares of common stock or pre-merger warrants in the public market or the perception that these sales might occur could depress the market price of the common stock and/or pre-merger warrants and could impair our ability to raise capital through the sale of additional equity securities and may make it more difficult for us to sell our securities at a time and price which we deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. On March 19, 2026, our pre-merger warrants expired. On March 25, 2026, Nasdaq filed a Form 25 noting that such warrants had ceased trading on the Nasdaq Stock Market.
Future sales of our securities may affect the market price of our common stock and result in material dilution, including the anti-dilution protection in the convertible preferred stock, notes and warrants issued during the year ended December 31, 2025. The issuance of shares of our common stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.
During the year ended December 31, 2025, we issued certain convertible preferred stock, convertible notes and warrants that are subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the applicable preferred stock, notes and warrants) that is less than the then current conversion or exercise price of the warrants following the issuance date. Upon such occurrence, the exercise price of the warrants will be reduced and there will be a proportionate adjustment to the number of shares underlying the warrants. Similarly, the conversion price of the notes will be automatically reduced upon such future issuances of Company securities at a price that is less than the then convert conversion price of the notes. Additionally, the terms of the outstanding notes restrict our ability to enter into certain transactions – such as at-the-market offering facilities and additional issuances of equity or debt securities – without the note holders’ prior written consent. There can be no guarantees such approvals will be obtained in a timely manner by the Company, if at all. As a result, we may be limited in the types of transactions we can pursue to raise future capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the anti-dilution provisions in the notes and warrants may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.
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

We are authorized to issue 401,000,000 shares of capital stock, of which 1,000,000 shares will be authorized as preferred stock. Our board of directors, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.
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
The exercise price of our warrants may be greater than the current price our common shares. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.
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
The trading market for our common stock and warrants depends in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock and warrants. The price of our common stock and warrants could also decline if one or more equity research analysts downgrade their recommendations with respect to our common stock and warrants, change their price targets, issue other unfavorable commentary or cease publishing reports about us. If one or more equity research analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the price of our securities to decline.
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

The Chief Executive Officer of our New Mexico subsidiary, a member of the CWG, is National Association of Corporate Directors (“NACD”) Directorship Certified® and has earned the NACD certificate in cyber risk oversight.

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

On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.7 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination.
Please see Note 17 to the the Notes to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock trade on the Nasdaq Capital Market under the symbols “NVVE". Our pre-merger expired on March 19, 2026, and ceased trading on the Nasdaq Capital Market on March 25, 2026. Our pre-merger warrants were previously traded under the symbol "NVVEW."

Holders

As of March 23, 2026, there were approximately 34 stockholders of record of our common stock, which does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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
We offer our customers networked charging stations, infrastructure, batteries, software, professional services, support, monitoring and parts and labor warranties required to run electric vehicle fleets, grid modernization, energy storage and management, as well as low and in some cases free energy costs. We expect to generate revenue primarily from the provision of services to the grid via our GIVe software platform and sales of V2G-enabled charging stations and batteries. In the case of light duty fleet and heavy duty fleet customers, we also may receive a mobility fee, which is a recurring fixed payment made by fleet customers per fleet vehicle. In addition, we may generate non-recurring engineering services revenue derived from the integration of our technology with automotive original equipment manufacturers ("OEMs") and charge point operators. In the case of recurring grid services revenue generated via automotive OEM and charge point operator customer integrations, we may also share the recurring grid services revenue with the customer.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the year ended December 31, 2025.

Fermata Energy II LLC

On April 25, 2025, we, Fermata Energy LLC (“Seller”), and the former noteholders of the Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, we hold a 51% equity interest in Fermata as the sole common units member of Fermata entity, and the Preferred Members collectively hold the remaining 49% equity interest in the form of Fermata's entity class A preferred units. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report for additional details of the acquisition.

Nuvve New Mexico LLC

In April 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units. As of December 31, 2025, three members have been admitted as Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

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
Geographic Expansion
We operate in North America, selected countries in Europe (directly and through our business venture with EDF), and Japan. Revenue from North America and Europe is expected to contribute significantly to our total revenue in the near-to-intermediate term, while revenue from Japan is expected to increase over the longer run due to the early stage nature of Japan's market for V2G technology and services. We are positioned to grow our North American and European business through future partnerships with charge point operators, OEMs and leasing companies. For example, on March 6, 2026, we entered into the

Omnia Global Agreements between and among ourselves, Oelion, and Omnia. Pursuant to the Omnia Global Agreements we have an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden and to hold an interconnection agreement with the relevant grid operator. We also plan to pursue expansion of our energy aggregation services and engineering and managerial consulting services in Europe regarding new projects by Omnia and its affiliates pursuant to the Omnia Global Agreements. However, there can be no assurance that the projects envisioned by the Omnia Global Agreements will become a significantly meaningful portion of our business. Further, we may experience competition with other providers of EV charging station networks for installations. Many of these competitors have limited funding, which could lead to poor customer experiences and have a negative impact on overall EV adoption. Our growth in North America and Europe requires differentiating ourself as compared to the several existing competitors. If we are unable to penetrate the market in North America and Europe, our future revenue growth and profits will be impacted.
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
Our estimated backlog on December 31, 2025, was $3.2 million, which we expect to be earned in future periods. We anticipate recognizing revenue from this backlog from 2026 through 2027.
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

Results of Operations
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Period-over-Period Change
	2025	2024	Change ($)	Change (%)
Revenue
Products	$3,046,150	$2,568,573	$477,577	18.6%
Services	$1,188,581	$2,307,679	$(1,119,098)	(48.5)%
Grants	559,211	409,977	149,234	36.4%
Total revenue	4,793,942	5,286,229	(492,287)	(9.3)%
Operating expenses
Cost of products	2,418,237	2,124,506	293,731	13.8%
Cost of services	503,039	1,410,051	(907,012)	(64.3)%
Inventory impairment loss	3,469,895	—	3,469,895	NM
Selling, general and administrative expenses	26,752,318	17,671,110	9,081,208	51.4%
Research and development expense	3,830,533	4,540,993	(710,460)	(15.6)%
Total operating expenses	36,974,022	25,746,660	11,227,362	43.6%
Operating loss	(32,180,080)	(20,460,431)	(11,719,649)	57.3%
Other income
Interest expense, net	(1,955,781)	(767,373)	(1,188,408)	154.9%
Change in fair value of convertible notes	(140,575)	444,656	(585,231)	(131.6)%
Change in fair value of warrants/investment rights liability	940,500	3,662,370	(2,721,870)	NM
Change in fair value of derivative liability	—	(3,626)	3,626	(100.0)%
Other, net	1,785,948	(300,408)	2,086,356	(694.5)%
Total other income, net	630,092	3,035,619	(2,405,527)	(79.2)%
Loss before taxes	(31,549,988)	(17,424,812)	(14,125,176)	81.1%
Income tax (benefit) expense	(1,000)	1,600	(2,600)	(162.5)%
Net loss	$(31,548,988)	$(17,426,412)	$(14,122,576)	81.0%
Less: Net loss attributable to non-controlling interests	(726,437)	(28,809)	(697,628)	2,421.6%
Net loss attributable to Nuvve Holding Corp.	$(30,822,551)	$(17,397,603)	$(13,424,948)	77.2%
________________
NM - Not Meaningful

Revenue
Total revenue was $4.8 million for the year ended December 31, 2025, compared to $5.3 million for the year ended December 31, 2024, a decrease of $0.5 million, or 9.3%. The decrease is attributed to a $1.1 million decrease in services revenue, partially offset by a $0.5 million increase in products due to higher customers sales orders and shipments, and increase of $0.15 million in grants revenue. Products and services revenue for the year ended December 31, 2025 consisted of sales of DC and AC Chargers of $3.0 million, grid services revenue of $0.1 million, and engineering services of $1.1 million. The decrease in service revenue is due to the absence of management fees earned related to the Fresno EV infrastructure project. We stopped accruing management fees earned for the Fresno EV infrastructure project during the second quarter of 2025.
Cost of Product and Service Revenue
Cost of products and services revenues was $2.9 million for the year ended December 31, 2025, compared to $3.5 million for the year ended December 31, 2024, a decrease of $0.6 million, or 17.4%. The decrease was primarily due to lower costs of service revenue. Products and services margins for the year ended December 31, 2025 increased by 3.5%, to 31.0% for the year ended December 31, 2025, compared to 27.5% for the same prior year period. Margin benefited mostly from a higher mix of hardware charging stations sales, and a lower mix of engineering services during the year ended December 31, 2025 compared to December 31, 2024.
Inventory Impairment Loss
During the fourth quarter of 2025, we determined that certain 125 kW V2G DC Chargers held in inventory and purchased from our former third party supplier were not conforming to our commercial product reliability standards and they would no longer be offered for sale domestically. Given the commercial reliability issues with those DC chargers, we recognized a total inventory impairment charge of $3.47 million, reducing the carrying value of those inventories to zero. The inventory impairment loss is presented as a separate line item in the consolidated statements of operations due to its significance.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $26.8 million for the year ended December 31, 2025 as compared to $17.7 million for the year ended December 31, 2024, an increase of $9.1 million, or 51.4%.
The increase during the year ended December 31, 2025 was primarily attributable to the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.2 million, increase in legal expenses of $1.4 million, increase in bad debt expenses of $1.0 million primarily related to management fees earned in the Fresno EV infrastructure project, increase in insurance related expenses of $0.3 million, increase in professional fees of $0.2 million, increase in outside services related expenses of $0.1 million, increase in office related expenses of $0.2 million, increase in travel and marketing related expenses of $0.5 million, partially offset by decrease in compensation expenses of $2.0 million, including share-based compensation, decrease in information technology related expenses of $0.5 million, and decrease in public company related expenses of $0.3 million.
Research and Development Expenses
Research and development expenses were $3.8 million for the year ended December 31, 2025, compared to $4.5 million for the year ended December 31, 2024, a decrease of $0.7 million, or 15.6%. The decreases during the year ended December 31, 2025 were primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with vehicles and stationary batteries.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, sublease income, and other income (expense).
Other income, net was $0.63 million in other income for the year ended December 31, 2025, compared to $3.0 million in other income for the year ended December 31, 2024, a decrease of $2.4 million of income, or 79.2%. The decrease during the year ended December 31, 2025 was primarily attributable to the change in fair values of the convertible notes and warrants liability, partially offset by increases in sublease income related to the subleasing of part of our main office space (See Note 16), and interest expense on debt obligations.

Income Taxes
In the years ended December 31, 2025 and 2024, we recorded nominal income tax (benefit)/expenses. The income tax (benefit)/expenses during the years ended December 31, 2025 and 2024 were nominal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance.
Net loss
Net loss was $31.5 million for the year ended December 31, 2025, compared to $17.4 million for the year ended December 31, 2024, an increase of $14.1 million, or 81.0%. The increase in net loss was primarily driven by a decrease in revenue of $0.5 million, decrease in other income, net of $2.4 million, and an increase in operating expenses of $11.7 million, which includes a decrease in cost of product and services of $0.6 million for the aforementioned reasons.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to the non-controlling interest was $0.73 million and $0.03 million for the year ended December 31, 2025 and 2024, respectively.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in the entities. Please see Note 18 to the Consolidated Financial Statements for detailed descriptions of the non-controlling interest.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We have incurred operating losses of approximately $32.2 million and $20.5 million for the years ended December 31, 2025 and 2024, respectively. Our cash used in operations were $16.6 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had a cash balance, working capital, and stockholders’ deficit of $5.5 million, $1.3 million and $2.4 million, respectively.
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
Series A Convertible Preferred Stock
On December 29, 2025, our stockholders, at a special meeting of the stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to designate 35,000 shares of preferred stock as Series A convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share. Accordingly, on December 30, 2025, pursuant to a Securities Purchase Agreement and subsequent private placement offering, we issued an aggregate of 6,000 shares of series A preferred stock and warrants to purchase an aggregate of 2,534,856 shares of Common Stock to certain institutional investors. We received aggregate proceeds of $5,400,000, representing a 10% original issue discount (gross stated value of $6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.

Pursuant to the Securities Purchase Agreement, certain Private Placement Investors may elect to purchase additional shares of Preferred Shares with an aggregate stated value of up to $25 million (the “Additional Investment Right”) and accompanying additional warrants to purchase shares of Common Stock (the “AIR Warrants”). Such Preferred Shares and AIR Warrants shall have identical terms to the Preferred Shares and Private Placement Warrants issued at the private placement offering above, provided that the initial conversion price and exercise price, as applicable, of such Preferred Shares and AIR Warrants (the “AIR Price”) shall be equal to the greater of (A) the lesser of (i) 90% of the arithmetic average of the five lowest intraday trading prices occurring during any time during the 10 trading days prior to the exercise of such Additional Investment Right and (ii) the conversion price of the outstanding Preferred Shares and/or exercise price of the outstanding Private Placement Warrants the in effect and (B) the Floor Price. Additionally the Private Placement Investors shall, commencing on the six-month anniversary of the private placement offering date and during every six months thereafter, the Purchasers shall either exercise Additional Investments or the Private Placement Warrants, for gross proceeds to us of at least $4.0 million until the we have received at least $20.0 million in gross proceeds, provided the Private Placement Investors shall have no obligation to exercise such Additional Investment Right every six months if during such period the AIR Price does not equal or exceed the Floor Price.

The Equity Line of Credit Facility

On December 1, 2025, we entered into a Common Shares Purchase Agreement with certain investors relating to an equity line of credit facility (the “ELOC Facility”), whereby we have the right from time to time at our option to sell to the Facility Investors up to $25 million of our Common Stock subject to certain conditions and limitations set forth in the Common Shares Purchase Agreement. As of March 31, 2026, we have not activated the ELOC facility: therefore, no common stock sales have been made under the ELOC Facility.
Common Stock
July 2025 Registered Public Offering
On July 11, 2025, we entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which we issued and sold to Lucid 76,112 shares (the “Shares”) of Common Stock and 49,624 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $38.00 per Share (or $38.00 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 18,860 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by us (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to us from the July 2025 Offering were approximately $5.5 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by us in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement we also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $42.00 per share of Common Stock.
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
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restricts our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. We are in compliance with the Term Loan covenants as of December 31, 2025.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term Loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term Loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term Loan	3/31/2025	3/31/2026	$1,750,000	$—	2.16%	112.60%

Interest expense paid on the Term Loans for the year ended December 31, 2025 was $1,240,544. There was $627,929 interest expense on the Term Loans for the year ended December 31, 2024.
As of December 31, 2025, the Company has fully repaid the principal balance and interest of Term Loans.

The following is a summary of debt as of December 31, 2025 and 2024. Please see Note 10 to the Consolidated Financial Statements for detail descriptions:

	As of December 31,
	2025	2024
Term loan (1)	$—	$1,445,345
Promissory Notes - August 16, 2024 (2) (3)	564,446	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Senior Convertible Notes - October 2024 (1)	—	2,475,162
Senior Convertible Notes - December 2024 (1)	—	250,000
Senior Convertible Notes - September 2025	112,302	—
Senior Convertible Notes - November 2025	281,186	—
Senior Convertible Notes - December 2025	222,691	—
Promissory Notes - Fermata Energy II LLC (2)	584,292	—
Total outstanding principal balance	1,764,917	5,572,001
Less: unamortized debt issuance costs and discounts	(35,174)	(84,170)
Total debt	1,729,743	5,487,831
Less: current portion of long-term debt	1,729,743	4,647,331
Long-term debt, net of current portion	$—	$840,500
__________________
(1) Principal balance and interest of was fully repaid as of December 31, 2025.
(2) Related party notes.
(3) Note was repaid in February 2026 but maturity date is August 2027. Therefore, presented as current liability in consolidated balance sheets.
Please see Note 10 to the Consolidated Financial Statements for a summary descriptions of the key items of the Notes and Warrants agreements.
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

Cash Flows

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(16,627,127)	$(15,734,334)
Investing activities	517,866	(45,395)
Financing activities	21,196,561	14,462,917
Effect of exchange rate on cash	8,453	(6,351)
Net decrease in cash and restricted cash	$5,095,753	$(1,323,163)
Net cash used in operating activities during the year ended December 31, 2025 was $16.6 million as compared to net cash used of $15.7 million in the year ended December 31, 2024. The $0.9 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the year ended December 31, 2025 as compared to the same prior period. Working capital during the year ended December 31, 2025 was impacted by, among other items, higher net loss of $31.5 million, resulting from increase in operating expenses and lower revenue, partially offset by improved timing and management of vendor terms compared to the cash settlement of such items.
During the year ended December 31, 2025 cash provided by investing activities was $0.52 million as compared to net cash used for investing activities of $0.05 million during the year ended December 31, 2024. Net cash provided by investing activities during the year ended December 31, 2025 were for proceeds from the sale of our equity interest in a joint venture, partially offset by cash used for the purchase of fixed assets, and cash used for acquisitions.
Net cash provided by financing activities for the year ended December 31, 2025 was $21.2 million, of which $5.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $5.0 million was the proceeds from private placement of convertible preferred stock, partially offset by issuance cost, $4.3 million was from the exercise of common stock warrants, partially offset by issuance cost, proceeds from debt obligations of $9.4 million, and repayment of debt obligations of $3.3 million.
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

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the period presented:

Years Ended December 31,
2025
Expected life of options (in years)	5.06
Dividend yield	0%
Risk-free interest rate	3.72%
Expected volatility	56.01%
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2025.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There are no significant changes in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The table below lists the name, age and position of each of our executive officers and director as March 31, 2026.

Name	Age	Position
Gregory Poilasne	53	Chief Executive Officer and Director
Ted Smith	58	Chief Executive Officer, Nuvve New Mexico and Director
David G. Robson	58	Chief Financial Officer
H. David Sherman	77	Director
Jon M. Montgomery	75	Chairperson and Director
Laura Huang	46	Director
Brian Johnson	66	Director
Executive Officers
The following individuals serve as executive officers of the Company
Gregory Poilasne has served as our Chief Executive Officer and member of the Board since November 2020. He is a co-founder of Nuvve and previously served as its Chairman. Mr. Poilasne is directly responsible for managing and overseeing all different activities related to the successful development, deployment and commercialization of Nuvve’s technologies, as well as developing and supporting the overall strategy. Since February 2019, he also has served as a board member of Dreev, a business venture between EDFRenewables, Inc. (“EDF”) and Nuvve. Mr. Poilasne has more than 20 years of experience in the start-up and technology space. He was Chief Executive Officer of DockOn AG, a Radio-Frequency technology company from February 2011 to January 2016. He was also Vice-President of Business Development of Rayspan, another Radio-Frequency technology company, from 2007 to 2010. Mr. Poilasne was Director of Engineering at Kyocera Wireless, a handset company from 2003 to 2006 and was a founding engineer and director of engineering at Ethertronics, a wireless antenna company, from 2000 to 2003. Mr. Poilasne holds an Masters of Business Administration (M.B.A) from the Wharton School of Business, University of Pennsylvania, a Ph.D. in Electrical Engineering from the University of Rennes 1, France and a Diplome d’ingenieur from the Ecole Superieur d’Electronique de l’Ouest (“ESEO”), France. We believe Mr. Poilasne is well-qualified to serve as a director due to his extensive experience with Nuvve, his business leadership, his strategic perspective and his contacts in and knowledge of the energy industry and EV industry.

Ted Smith has served as the Chief Executive Officer of Nuvve New Mexico and a member of the Board since November 2020. Mr. Smith was a founding investor in Nuvve Corporation, a wholly owned subsidiary of Nuvve, and has served as a member of its board of directors since 2010 and as its Chief Operating Officer since April 2018. Mr. Smith is directly responsible for managing the successful development, deployment and commercialization of Nuvve’s technologies, as well as supporting global regulatory compliance efforts. He previously served as Nuvve’s Chief Administrative Officer from March 2017 until becoming Chief Operating Officer. He currently serves as a board member of Dreev, a business venture between EDF and Nuvve. Mr. Smith has more than 20 years of experience in the finance industry and previously served in various roles at Wall Street Associates, a San Diego-based investment advisory firm, including Principal, Chief Operating Officer from 2007 to January 2017, Chief Compliance Officer from 2003 to January 2017, and Quantitative Analyst from 1999 to 2003. From 1996 to 1999, Mr. Smith also served as Quantitative Analyst at Nicholas-Applegate Capital Management, a San Diego-based investment advisory firm. Mr. Smith also served as an officer in the United States Navy from 1989 to 1996. Mr. Smith holds an M.B.A from the University of San Diego and a Bachelor of Science in Marine Engineering/Technology from Maine Maritime Academy. He is also a Chartered Financial Analyst charterholder, held the Chartered Investment Counselor certification, and is NACD Directorship Certified® and has earned the NACD certificate in cyber risk oversight. We believe Mr. Smith is well-qualified to serve as a member of the Board due to his extensive experience with Nuvve, his business leadership, his operational and compliance experience and his contacts in and knowledge of the energy industry.

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

Non-Employee Directors

Jon M. Montgomery has served as a member of the Board since November 2020, and has served as the Chairperson of the Board since January 2025. He is chair of the Nominating and Corporate Governance Committee and is a member of the Audit and Compensation Committees. Mr. Montgomery sits on the Board of Nature’s Miracle Holding Corp. (Nasdaq: NMHI) since March 2024. He is chair of the nominating and governance committee and is a member of the audit and compensation committees. Mr. Montgomery is a managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. From 2010 to 2013, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis — particularly choice-based modeling — to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds an M.B.A from Northeastern University and a Bachelor of Arts degree from the University of California, Berkeley. From 2000-2022 he was Adjunct Faculty in Marketing at the University of Georgia. We believe Mr. Montgomery is well-qualified to serve as a member of the Board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

H. David Sherman MBA, DBA, has served as member of the Board since November 2020. Professor Sherman is professor emeritus and was professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman has serves as Trustee and Chair of the Audit Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX: DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (Nasdaq: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (Nasdaq: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. He currently serves on the board of Xiao-I Corp (AIXI), Aurelion (AURE Nature’s Miracle Holding Inc (NMHI) and Lakeshore Acquisition III (LCCCU). Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (“MIT”) and, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Mr. Sherman is well qualified to serve as a member of the Board due to his extensive expertise in global financial statement analysis and contemporary accounting issues and his public company experience.

Laura Huang is a Distinguished Professor of Management and Organizational Development at Northeastern University, where she also serves as Associate Dean of Executive Education. Previously, she held faculty positions at Harvard Business School and the Wharton School of the University of Pennsylvania. Professor Huang brings over two decades of combined experience in academia and industry, with deep expertise in organizational transformation, strategic growth, and risk management. Her research on decision-making, human judgment, and innovation has been recognized by the National Academy of Sciences and Thinkers50, and she advises companies on topics including M&A strategy, AI adoption, and global expansion. Prior to her academic career, Professor Huang held roles at Standard Chartered Bank, IBM Global Services, and Johnson & Johnson, leading initiatives in technology strategy, financial services, and product development. She has served on advisory boards and supervisory boards including Uber’s Diversity Advisory Council, Wharton Alumni Angels, and Women 2.0, with committee experience spanning audit, compensation, and strategic oversight. Professor Huang holds a Ph.D. from the University of

California, Irvine, an MBA from INSEAD, and dual BSE degrees in Electrical Engineering and Biomedical Engineering from Duke University. We believe Ms. Huang is well qualified to serve as a member of the Board due to her extensive experience management and corporate organization.

Brian Johnson is a retired Managing Director and senior equity analyst who led U.S. Autos and Auto Parts coverage at Barclays from 2008 to 2022, where his influential research on electric vehicles, autonomous technology, and mobility megatrends earned him repeated Institutional Investor recognition. Prior to that, he held senior equity research roles at Lehman Brothers (2006–2008) and Sanford C. Bernstein (2003–2006), covering the global automotive sector. Prior to Wall Street, Mr. Johnson was a Partner at McKinsey & Company (1984-1996), advising leading banks, insurers, and asset managers on strategy, M&A, and digital innovation. He continued this work as a Partner at Accenture (1996–2003), where he led financial services strategy and digital marketing initiatives. Mr. Johnson earned a B.S., with honors, in Industrial Engineering from Stanford and a J.D., magna cum laude, from Harvard Law School. He has served on civic and cultural boards in the Chicago area. Mr. Johnson is a retired member of the Illinois bar. We believe Mr. Johnson is well qualified to serve as a member of the Board due to his extensive experience in finance.

Family Relationships
There are no familial relationships among the Company’s directors and executive officers.

Audit Committee
Our board of directors has established a standing audit committee. The audit committee consists of Mr. Sherman (chairperson), Mr. Montgomery and Mr. Johnson. The board has determined that each member of the audit committee is an independent director as defined by the rules of Nasdaq applicable to members of an audit committee, including that each member meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. In addition, as required by the rules of The Nasdaq Stock Exchange LLC (“Nasdaq”), each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows.

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

Compensation Committee

Our board of directors has established a standing compensation committee. The compensation committee consists of Ms. Huang (chairperson), Mr. Montgomery and Mr. Sherman. The Board has determined that each member of the compensation committee is an independent director as defined by the rules of Nasdaq applicable to members of a compensation committee. The Board also determined that each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee makes all decisions regarding executive officer compensation.

Nominating and Corporate Governance Committee

Our board of directors has established a standing compensation committee. The nominating and corporate governance committee consists of Mr. Montgomery (chairperson), Mr. Sherman and Ms. Huang. The Board has determined that each member of the nominating and corporate governance committee is an independent director as defined by the rules of Nasdaq applicable to members of a nominating committee.

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

Item 11.    Executive Compensation
EXECUTIVE OFFICER COMPENSATION
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2025 and 2024.

Name	Year	Salary	Stock Awards (1)(2)(3)	Option Awards(2)	Bonus(4)	All Other Compensation		Total
Gregory Poilasne	2025	$506,250	$257,985	$203,099	$—	$15,000	(5)	$982,334
Chief Executive Officer	2024	$406,875	$—	$—	$113,400	$16,500	(5)	$536,775

Ted Smith	2025	$302,042	$—	$20,310	$—	$12,381	(6)	$334,733
Chief Executive Officer of Nuvve New Mexico	2024	$345,844	$—	$—	$80,325	$12,525	(6)	$438,694

David G. Robson	2025	$378,750	$182,739	$101,549	$—	$13,500	(7)	$676,538
Chief Financial Officer	2024	$325,500	$—	$—	$75,600	$—		$401,100

(1)Some stock awards were in lieu of cash compensation or bonuses.
(2)Represents the estimated grant date fair value of the restricted stock units and stock options as determined under the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from such awards. The assumptions made in computing the estimated fair value of such awards are discussed in Note 12 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(3)Restricted stock units were awarded in lieu of cash payment for bonus.
(4)Represents (i) for Mr. Poilasne a 2024 Annual Bonus in the amount of $257,985 paid in 2025 and 2023 Annual Bonus in the amount of $113,400 paid in 2024; (ii) for Mr. Smith a 2024 Annual Bonus in the amount of zero paid in 2025 and 2023 Annual Bonus in the amount of $80,325 paid in 2024; and (iii) for Mr. Robson, a 2024 Annual Bonus in the amount of $182,739 paid in 2025 and a 2023 Annual Bonus in the amount of $75,600 paid in 2024.
(5)Represents $15,000 and $16,500 of auto reimbursement in 2025 and 2024, respectively.
(6)Represents $12,381 and $12,525 of auto reimbursement in 2025 and 2024, respectively.
(7)Represents $13,500 of auto reimbursement in 2025.

Narrative Disclosure to Summary Compensation Table
For 2025 and 2024, the compensation program for the Company’s named executive officers consisted of base salary and incentive compensation delivered in the form of cash bonuses and equity awards. Base salary was set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Cash bonuses and equity awards were also set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, subject to any employment or similar agreement with the executive.

The Company provides benefits to its named executive officers on the same basis as it provides them to all of its employees, including health, dental and vision insurance; life and disability insurance; and a tax-qualified Section 401(k) plan for which no match by the Company is provided. In 2025 and 2024, the Company did not maintain any executive-specific benefit or perquisite programs.

The Company has one active equity plan, the Nuvve Corporation 2020 Equity Incentive Plan (the “2020 Plan”). In 2021, the Company adopted the 2020 Plan, which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by stockholders, to increase the common shares reserved for issuance under the plan by 373,615 shares, with an automatic evergreen provision increase of five percent (5%) of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 on each January 1 beginning on January 1, 2024 and through and including January 1, 2030.

Employment Agreements

Gregory Poilasne

On January 25, 2024, the Company entered into an amended and restated employment agreement with Mr. Poilasne (the "Poilasne Agreement"). The Agreement was approved by the Compensation Committee and supersede any prior employment agreements or amendments with the Company.

The term of the Poilasne Agreement commences on January 25, 2024 and ends on March 18, 2025. Pursuant to the Poilasne Agreement, Mr. Poilasne (i) will receive an initial annual base salary of $525,000 per year until March 19, 2024, upon which his base salary will be reduced to a rate of $420,000, which may be increased by the Compensation Committee from time to time, (ii) is eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary, (iii) is eligible to receive a one-time bonus based on achievement of certain Company performance goals during fiscal year 2024, as established by the Compensation Committee, and (iv) is eligible to receive a bonus of up to $100,000 per year at the discretion of the Compensation Committee. The Company will also be obligated to reimburse Mr. Poilasne for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone. Mr. Poilasne is also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The Poilasne Agreement further provides that upon the termination of Mr. Poilasne by the Company without “cause” or by Mr. Poilasne for “good reason” (each as defined the Poilasne Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

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

Ted Smith

On January 25, 2024, the Company entered into an amended and restated employment agreement with Mr. Smith (the “2024 Smith Agreement”). The 2024 Smith Agreement was approved by the Compensation Committee and supersede any prior employment agreements or amendments with the Company.

The term of the 2024 Smith Agreement commenced on January 25, 2024. Pursuant to the 2024 Smith Agreement, Mr. Smith (i) received an initial annual base salary of $446,250 per year until March 19, 2024, upon which his base salary was reduced to a rate of $357,000, which may be increased by the Compensation Committee from time to time, (ii) was eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary, (iii) was eligible to receive a one-time bonus based on achievement of certain Company performance goals during fiscal year 2024, as established by the Compensation Committee, and (iv) was eligible to receive a bonus of up to $75,000 per year at the discretion of the Compensation Committee. The Company was also be obligated to reimburse Mr. Smith for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,200 per month) and his mobile phone. Mr. Smith was also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The 2024 Smith Agreement further provided that upon the termination of Mr. Smith by the Company without “cause” or by Mr. Smith for “good reason” (each as defined the 2024 Smith Agreement), he shall be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

On June 27, 2025, Mr. Smith and Nuvve New Mexico, LLC, a New Mexico limited liability company and subsidiary of the Company (“Nuvve New Mexico”), entered into an employment agreement, deemed effective as of March 18, 2025 (the “NNM Smith Agreement”), pursuant to which Mr. Smith serves as Nuvve New Mexico’s chief executive officer. The term of the NNM Smith Agreement commences on the effective date of March 18, 2025, and remains in effect through March 18, 2028, and then under automatic successive one-year extensions unless written notice of non-renewal is given in accordance with the NNM Smith Agreement. The NNM Smith Agreement was approved by the Compensation Committee and supersedes any prior employment agreements or amendments with the Company or any of its subsidiaries.

Pursuant to the NNM Smith Agreement, Mr. Smith will receive an initial annual base salary of $250,000, which shall be increased, on a pro rata basis, upon the achievement of certain revenue milestones as follows: (A) to $300,000 per annum upon Nuvve New Mexico’s achievement of $1,000,000 in recognized revenues; (B) to $350,000 per annum upon Nuvve New Mexico’s achievement of $2,000,000 in recognized revenues; (C) to $400,000 per annum upon Nuvve New Mexico’s achievement of $3,000,000 in recognized revenues; (D) to $450,000 per annum upon Nuvve New Mexico’s achievement of $4,000,000 in recognized revenues; and (E) to $500,000 per annum upon Nuvve New Mexico’s achievement of $5,000,000 in recognized revenues.

Under the NNM Smith Agreement, Mr. Smith is also entitled to receive (i) an annual bonus based on the achievement of Nuvve New Mexico and individual performance criteria as determined by the compensation committee (the “NNM Compensation Committee”) of the board of directors of Nuvve New Mexico (the “NNM Board”) with a target annual bonus amount equal to 100% of his annual base salary then in effect, (ii) an annual discretionary bonus in an amount of up to $75,000, as determined by the Nuvve New Mexico Compensation Committee, in its sole discretion, (iii) cash bonuses upon Nuvve New Mexico’s achievement of certain capital raising milestones, as follows: (A) a one-time cash bonus of $50,000 if Nuvve New Mexico raises an aggregate of $1,000,000 in equity and/or debt transactions; (B) a one-time cash bonus of $50,000 if Nuvve New Mexico raises an aggregate of $2,000,000 in equity and/or debt transactions; (C) a one-time cash bonus of $50,000 if Nuvve New Mexico raises an aggregate of $2,500,000 in equity and/or debt transactions; and (D) a one-time cash bonus of $50,000 for each $500,000 raised in equity and/or debt transactions above the initial aggregate $2,500,000 raised in equity and/or debt transaction, in each case during the term of the NNM Smith Agreement, and each payable within 30 days of such achievement. Nuvve New Mexico is also be obligated to reimburse Mr. Smith for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone.

Further, pursuant to the NNM Smith Agreement, Mr. Smith received the following equity grants from Nuvve New Mexico: (i) a one-time grant of Class A Units of Nuvve New Mexico (the “Class A Units”) in an amount equal to 2.5% of the total issued and outstanding Class A Units; and (ii) a one-time grant of Class B Units of Nuvve New Mexico (the “Class B Units”) in an amount equal to 2.5% of the total issued and outstanding Class B Units.

Under the NNM Smith Agreement, if Mr. Smith is terminated by Nuvve New Mexico without “cause” (as defined in the NNM Smith Agreement), he will continue to receive his base salary for the ensuing 12 months at the rate then in effect in accordance with Nuvve New Mexico’s standard payroll procedures and will continue to receive health insurance benefits during such period. In the event Mr. Smith is terminated by the Nuvve New Mexico without “cause” or by Mr. Smith after a “change in control” (as defined in the NNM Smith Agreement) within one year after such “change of control,” the aforementioned termination payments would be increased such that Mr. Smtih will be entitled to a lump sum payment equal to 36 months of his base salary at the rate then in effect at the time of such termination.

David G. Robson

On January 25, 2024, the Company entered into amended and restated employment agreements with Mr. Robson (the "2024 Robson Employment Agreement"). The 2024 Robson Employment Agreement was approved by the Compensation Committee and supersedes any prior employment agreements or amendments with the Company.

The term of the 2024 Robson Employment Agreement commenced on January 25, 2024 and ended on March 18, 2025. Pursuant to the 2024 Robson Employment Agreement, Mr. Robson (i) received an initial annual base salary of $420,000 per year until March 19, 2024, upon which his base salary was reduced to a rate of $336,000, and (ii) was eligible to receive an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his base salary. The Company also reimbursed Mr. Robson for the costs of his mobile phone. Mr. Robson was also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The 2024 Robson Employment Agreement further provided that upon the termination of Mr. Robson by the Company without “cause” or by Mr. Robson for “good reason” (each as defined the Robson Agreement), he would be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and would continue to receive health insurance benefits during such period.

On March 31, 2025, the Company entered into an amended and restated employment agreement with Mr. Robson, deemed effective as of March 18, 2025 (the “2025 Robson Employment Agreement”). The 2025 Robson Employment Agreement was approved by the Compensation Committee and superseded any prior employment agreements or amendments with the Company.

The term of the 2025 Robson Employment Agreement commenced on the effective date of March 18, 2025, and ended on March 18, 2026. Pursuant to the 2025 Robson Employment Agreement, Mr. Robson received an initial annual base salary of $336,000, which was subsequently increased to $450,000. Mr. Robson was also eligible to receive (i) an annual bonus based on key performance indicators established by the Compensation Committee with a target equal to 100% of his then in effect base salary, and (ii) a bonus of up to $100,000 per year at the discretion of the Compensation Committee. The Company was also obligated to reimburse Mr. Robson for the costs of his automobile lease (up to a maximum of $20,000 for the down payment and $1,500 per month) and his mobile phone. Mr. Robson was also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The 2025 Robson Employment Agreement further provided that upon the termination of Mr. Robson by the Company without “cause” or by Mr. Robson for “good reason” (each as defined the Restated Robson Agreement), he would be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period. In the event Mr. Robson was terminated by the Company without “cause” or by Mr. Robson after a “change in control” (as defined in the Restated Robson Agreement) within one year after such “change of control,” the aforementioned termination payments would be increased such that Mr. Robson will be entitled to a lump sum payment equal to 36 months of his base salary.

On March 22, 2026, the Company entered into an amended and restated employment agreement with Mr. Robson (the “2026 Robson Employment Agreement”). The 2026 Robson Employment Agreement was approved by the Compensation Committee and superseded Mr. Robson’s prior employment agreement with the Company.

The term of the 2026 Robson Employment Agreement commenced on March 22, 2026 and ends on March 22, 2027. Pursuant to the Employment Agreement, Mr. Robson will receive a base salary of $450,000 per year. In addition, Mr. Robson is eligible to receive certain revenue-based performance bonuses upon the Company achieving certain milestones, as determined to be satisfied by the Compensation Committee. The Company will also provide Mr. Robson for up to $20,000 for a down payment and up to $1,500 per month for automobile lease payments. Mr. Robson is also eligible to receive equity award grants as may be awarded in the discretion of the Compensation Committee.

The 2026 Robson Employment Agreement further provides that upon the termination of Mr. Robson by the Company without “cause” or by Mr. Robson for “good reason” (each as defined the 2026 Robson Employment Agreement), he will be entitled to continue to receive his then current base salary for the ensuing 12 months at the rate then in effect in accordance with the Company’s standard payroll procedures and will continue to receive health insurance benefits during such period.

401(k) Retirement Plan

For 2025 and 2024, the Company provided a tax-qualified Section 401(k) plan for all employees, including its named executive officers. The Company did not provide a match for participants’ elective contributions to the 401(k) plan, nor did the Company provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at Year End
The following table presents information regarding the outstanding stock options and restricted stock units held by the Company’s named executive officers at December 31, 2025.

	Stock Option Grants				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4)	Market Value of Shares of Units of Stock That Have Not Vested

Gregory Poilasne	14	—	$20,338.69	6/30/2027	—	—
Gregory Poilasne	46	—	$219,200.00	03/23/2031	—	$—
Gregory Poilasne	14	—	$2,560.00	07/07/2033	—	$—
Gregory Poilasne	8	—	$2,560.00	12/31/2033	—	$—
Gregory Poilasne	50,001	—	$7.80	11/19/2035	—	$—
Ted Smith	0	—	$—	9/24/2025	—	—
Ted Smith	39	—	$20,338.69	6/30/2027	—
Ted Smith	38	—	$111,486.19	12/31/2029	—	—
Ted Smith	30	—	219,200.00	03/23/2031	—	$—
Ted Smith	13	—	$2,560.00	12/31/2033	—	$—
Ted Smith	3	—	2,560.00	07/07/2033	—	$—
Ted Smith	5,000	—	$7.80	11/19/2035	—	$—
David D. Robson	29	—	$219,200.00	03/23/2031	—	$—
David D. Robson	13	—	$2,560.00	12/31/2033	—	$—
David D. Robson	2	—	$2,560.00	07/07/2033	—	$—
David D. Robson	25,001	—	$7.80	11/19/2035	—	$—

(1)Options are fully vested.

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

The following table sets forth compensation earned during the year ended December 31, 2025 by each director who is not a named executive officer and served during the year ended December 31, 2025.

	Fees	Stock
Name	Earned(1)	Awards(2)	Total
Jon M. Montgomery	$142,500	$47,000	$189,500
H. David Sherman	$76,250	$47,000	$123,250
Angela Strand(3)	$52,500	$—	$52,500
Laura Huang	$13,125	$47,000	$60,125
Brian Johnson	$12,500	$47,000	$59,500
James Altucher(4)	$—	$47,000	$47,000
____________________
(1)Represents annual director fees paid. The director fees paid to each person listed are consistent with the director fees described herein above, including annual retainer and as a member and/or chair of a committee of the Board.
(2)The amounts reported under “Stock Awards” are the estimated grant date fair value of restricted stock units granted during the respective year, with such amount as determined under the ASC 718, with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such awards. The assumptions made in computing the estimated fair value of such awards are disclosed in note 13 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.
(3)Ms. Angela Strand resigned as a member of the Board effective April 1, 2025.
(4)Mr. James Altucher resigned as a member of the Board effective January 7, 2026.

The following table presents information as of December 31, 2025 regarding the outstanding stock options held by each director who is not a named executive officer and who served during the year ended December 31, 2025.

	Stock Option Grants				Stock Awards
	Number	Number			Number	Market Value
	of	of			of	of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying	Stock	Stock	Units of	Units of
	Stock	Stock	Option	Option	Stock	Stock
	Options	Options	Exercise	Expiration	That Have	That Have
Name	Exercisable	Unexercisable	Price	Date	Not Vested	Not Vested(1)
Jon M. Montgomery	—	—	$—	—	—	$—
H. David Sherman	—	—	$—	—	—	$—
Angela Strand(2)	—	—	$—	—	—	$—
Laura Huang	—	—	$—	—	—	$—
Brian Johnson	—	—	$—	—	—	$—
James Altucher(3)	—	—	$—	—	—	$—
____________________
(1)The market value is calculated as the number of not vested restricted units multiplied by the closing price of our common stock on December 31, 2025. The market value amounts may not necessarily correspond to the potential actual value realized of such awards.
(2)Ms. Angela Strand resigned as a member of the Board effective April 1, 2025.
(3)Mr. James Altucher resigned as a member of the Board effective January 7, 2026.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant date or for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant stock options four business days before or one business day following the release of material non-public information.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2025, by:
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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares(2)
Directors and Executive Officers
Gregory Poilasne(3)	83,387	5.66%
Ted Smith(4)	5,364	*
David Robson(5)	48,536	*
H. David Sherman	2,514	*
Jon M. Montgomery	2,511	*
Laura Huang	2,500	*
Brian Johnson	2,500	*
All directors and executive officers (7 individuals)	142,312	9.66%
5% Beneficial Holders
Bristol Investment Fund, Ltd.(6)	147,157	9.99%
Five Narrow Lane LP(7)	147,157	9.99%
Rainforest Partners LLC(8)	147,157	9.99%
The Hewlett Fund LP(9)	147,157	9.99%

____________
*Less than 1%.
(1)Unless otherwise indicated, the business address of each of the individuals is c/o Nuvve Holding Corp., 2488 Historic Decatur Rd., Suite 200, San Diego, California 92106.
(2)The percentage of beneficial ownership is calculated based on 1,473,039 shares of the Company’s common stock outstanding as of December 31, 2025.
(3)The beneficial ownership of Mr. Poilasne includes 50,058 shares of Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of December 31, 2025; and 63 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series A Warrants held by Mr. Poilasne.
(4)The beneficial ownership of Mr. Smith includes 5,043 shares of Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of December 31, 2025.
(5)The beneficial ownership of Mr. Robson includes 25,022 shares of the Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of December 31, 2025.
(6)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain outstanding convertible notes, warrants and convertible Series A Preferred Stock upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Bristol (Investment Fund, Ltd ("Bristol Investment Fund") beneficially owns: (i) 750 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series A Warrants (“Series A Warrants”) held by Bristol Investment Fund; (ii) 750 shares of Common Stock issuable upon the exercise of outstanding and exercisable Series C Warrants (“Series C Warrants”) held by Bristol Investment Fund; (iii) up to 633,714 shares of Common Stock issuable pursuant to the conversion of the Series A Preferred Shares held by Bristol Investment

Fund; and (iv) up to 633,714 shares of Common Stock issuable upon the exercise of the Private Placement Warrants held by Bristol Investment Fund. Bristol Investment Fund is a privately held fund that invests primarily in publicly traded companies through the purchase of securities in private placement and/or open market transactions. Bristol Capital Advisors, LLC, an entity organized under the laws of the State of Delaware (“Bristol Capital Advisors”), is the investment advisor to Bristol Investment Fund. Paul Kessler is manager of Bristol Capital Advisors and as such has voting and dispositive power over the securities held by Bristol Investment Fund. Mr. Kessler, as manager of Bristol Investment Fund and Hailstone, has voting and investment control over the securities held by Bristol Investment Fund and Hailstone. The address for Bristol Investment Fund is 1090 Center Drive, Park City, UT 84098.
(7)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain outstanding convertible notes, warrants and convertible Series A Preferred Stock upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Five Narrow Lane L.P. beneficially owns:(i) an aggregate of 16,477 shares of Common Stock issuable pursuant to the conversion of outstanding convertible notes held by Five Narrow Lane, L.P.; (ii) up to 1,056,190 shares of Common Stock issuable pursuant to the conversion of the Preferred Shares held by Five Narrow Lane, L.P.; (iii) up to 1,056,190 shares of Common Stock issuable upon the exercise of the Private Placement Warrants held by Five Narrow Lane L.P.; (iv) up to 27,766 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants; (v) up to 258,179 shares of Common Stock issuable upon the conversion of the AIR Notes; and (vi) up to 541,043 shares of Common Stock issuable upon the exercise of the AIR Warrants. . The address of Five Narrow Lane L.P. is 510 Madison Avenue, Suite 1400, New York, NY 10022.
(8)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain outstanding convertible notes, warrants and convertible Series A Preferred Stock upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. Rainforest Partners LLC beneficially owns: (: (i) up to 398,439 shares of Common Stock issuable pursuant to the exercise of AIR Warrants held by Rainforest Partners LLC; (ii) up to 422,476 shares of Common Stock issuable pursuant to the conversion of the Preferred Shares held by Rainforest Partners LLC; and (iii) up to 422,476 shares of Common Stock issuable upon the exercise of the Private Placement Warrants held by Rainforest Partners LLC. Mark Weinberger is the managing member of Rainforest Partners LLC, and has sole voting and investment power over the securities held by Rainforest Partners LLC. The address for Rain Forest Partners LLC is 850 East 26th Street, Brooklyn, NY 11210.
(9)The number of shares of Common Stock beneficially owned excludes shares of Common Stock issuable pursuant to all or a portion of certain outstanding convertible notes, warrants and convertible Series A Preferred Stock upon conversion or exercise thereof, respectively, as a result of the triggering of the 9.99% beneficial ownership limitation provision in such securities. The Hewlett Fund LP beneficial owns: (i) up to 115,346 shares of Common Stock issuable pursuant to the exercise of AIR Warrants held by The Hewlett Fund LP; (ii) up to 422,476 shares of Common Stock issuable pursuant to the conversion of Preferred Shares held by The Hewlett Fund LP; and up to 422,476 shares of Common Stock issuable upon the exercise of the Private Placement Warrants held by The Hewlett Fund. Martin Chopp has voting and investment control over the securities held by The Hewlett Fund LP. The address for The Hewlett Fund LP is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

EQUITY COMPENSATION PLANS

As of December 31, 2025, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	188,407	$181.24	134,241
Equity compensation plans not approved by security holders(2)	223	$—	—
Total	188,630		134,241

____________________
(1)Includes outstanding options and the number of securities remaining available for future issuance under the Incentive 2020 Plan.
(2)Includes outstanding options under the 2010 Plan. No further awards may be granted under the 2010 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions as of December 31, 2025 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under Item 11 of Part III of this Annual Report. We also describe below certain other transactions with our directors, executive officers and stockholders.

Intellectual Property Acquisition and Research Activities

On November 7, 2017, the Company entered into an intellectual property acquisition agreement (the “IP Acquisition Agreement”) with the University of Delaware, a beneficial owner of less than 5% of the outstanding the Company common stock. Pursuant to the IP Acquisition Agreement, the University of Delaware assigned to the Company certain of the key patents underlying its V2G technology.

Under the agreement, the Company agreed to make certain milestone payments to the University of Delaware in the aggregate amount of up to $7,500,000 based on the achievement of certain substantial commercialization targets.

The IP Acquisition Agreement terminates upon the later of the date all the milestone payments described above are made and the expiration date of the patents transferred to the Company. If the University of Delaware terminates the agreement upon the material breach by the Company of certain limited provisions of the IP Acquisition Agreement (which do not include the milestone payment provisions) that is not cured with 45 days after notice from the university, the Company will be required to assign the patents back to the university. In the event the University of Delaware notifies the Company of a third party’s interest in a region in which the patents are valid, and the Company does not within 60 days inform the university that either it intends to address the region pursuant to a commercially reasonable development plan or it intends to enter into a license agreement with an identified third party, the Company will be deemed to have granted to the University of Delaware an exclusive sublicensable license to the patents in the unaddressed region.

In addition, on September 1, 2016, the Company entered into a research agreement with the University of Delaware, whereby the university performs research activity as specified annually by the Company. Under the terms of the agreement, the Company pays a minimum of $400,000 annually in equal quarterly installments, subject to achievement of certain milestones. For the years ended December 31, 2025 and 2024, $122,928 and $124,000, respectively, were paid under the research agreement.
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
As described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.

As of December 31, 2025, the Company has repaid $277,786 of Chief Executive Officer's principal and interest balance of $601,871 of his SPV Promissory Note through a non-cash exercise of his October 2024 Warrants. Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811. Additionally, interest expenses of $153,228 and $44,176 were paid on the SPV Promissory Notes for the years ended December 31, 2025 and December 31, 2024, respectively.

Promissory Notes; Note and Warrant Participation
As described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock. As of December 31, 2025, the Chief Executive Officer had converted all of the October 2024 Notes into 13,153 of the Company's shares of common stock pursuant to the securities purchase agreement. Also, as of December 31, 2025, the Chief Executive Officer had exercised all of the warrants related to the October 2024 Warrants into 117,358 of the Company's shares of common stock pursuant to the securities purchase agreement.
As described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, in February 2025, under the existing SPV Promissory Note agreement, the Company issued promissory notes to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $266,000 (the "February Promissory Note"). Each February Promissory Note was issued with an original Principal Amount of $133,000 in exchange in cash to the Company, for aggregate gross proceeds of $266,000. On September 24, 2025, the Company repaid the principal balance and interest of the February Promissory Notes for a total amount repaid of $283,578.
As described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $547,058.
As described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, pursuant to a series 3 J-Kiss units subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 35 units, respectively, of series 3-J Kiss units. The series 3-J Kiss units were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from the Chief Executive Officer and Chief Financial Officer as of December 31, 2025. The loan receivables accrue interest at a rate of 6% per annum, and has a repayment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully repaid the principal and interest of the loan receivables.
Other Obligations
During the year ended December 31, 2025, the Company recognized revenue of $18,482 from an entity that is an investor of the Company. During the year ended December 31, 2024, the Company recognized revenue of $159,629 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2025 and December 31, 2024, from the same entity that is an investor in the Company.
Investments
The Company accounts for its 4.65% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the years ended December 31, 2025 and December 31, 2024, respectively. The consulting services if any, are being provided to Dreev at the Company’s cost and is recognized as other income, net in the consolidated statements of operations.
On October 8, 2025, the Company entered into a Share Purchase Agreement with EDF and Dreev, pursuant to which the Company agreed to sell to EDF all of the equity interests of Dreev held by the Company, representing approximately 4.65% of the total interests of Dreev. In exchange, EDF agreed to pay the Company a lump sum payment of $915,165.

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

Messrs. Poilasne and Smith are not considered to be independent due to their respective roles as executive officers of the Company. The Board has determined that each of Mr. Montgomery, Mr. Sherman, Ms. Huang and Mr. Johnson qualifies as an independent director, and that the Board currently consists of a majority of independent directors, as such term is defined under the Nasdaq rules. In making this determination, our Board considered the current and prior relationships, as applicable, that each of Mr. Montgomery, Mr. Sherman, Ms. Huang and Mr. Johnson has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including their beneficial ownership of our capital stock. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Item 14.     Principal Accounting Fees and Services

The following table sets forth the fees billed for or in the years ended December 31, 2025 and 2024 by Deloitte & Touche LLP.

	Year Ended December 31,
	2025	2024
Deloitte & Touche LLP
Audit Fees (1)	$902,855	$989,292
Audit-Related Fees (2)	—	—
Tax Fees(3)	—	—
All Other Fees	1,895	1,895
Total Fees	$904,750	$991,187
____________________
(1)Audit fees consist of fees billed for professional services by the accounting firm for audits and quarterly reviews of financial statements during the years ended December 31, 2025 and 2024 and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including the review of and issuance of consents in connection with registration statement filings with the SEC.
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
(3) Exhibits.
The following is a list of all exhibits filed or furnished as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
2.1	Merger Agreement dated November 11, 2020	424B3	Annex A	2/17/2021
2.2	Amendment No. 1 to Merger Agreement dated February 20, 2021	8-K†	1.1	2/23/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	3/25/2021
3.2	Amended and Restated Certificate of Incorporation as amended	10-Q	3.1	8/14/2025
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nuvve Holding Corp.	8-K	3.1	12/11/2025
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	12/31/2025
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Nuvve Holding Corp.	8-K	3.2	12.31/2025
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	1/22/2024
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	9/17/2024
3.8	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant	8-K†	4.5	2/20/2020
4.2	Amendment No. 1 to Warrant Agreement	8-K	4.4	3/25/2021
4.3	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC	8-K†	4.7	2/20/2020
4.4	Amendment No. 1 to Unit Purchase Option	8-K	4.6	3/25/2021
4.5	Description of Securities	10-K	4.5	3/31/2022
4.6	Form of Pre-Funded Warrants	8-K	4.1	7/28/2022
4.7	Form Warrants	8-K	4.2	7/28/2022
4.8	Form of Pre-Funded Warrant	8-K	4.1	10/27/2023
4.9	Form of Series A Warrant to Purchase Common Stock	S-1/A	4.9	1/26/2024
4.10	Form of Series B Warrant to Purchase Common Stock	S-1/A	4.10	1/26/2024
4.11	Form of Series C Warrant to Purchase Common Stock	S-1/A	4.11	1/26/2024
4.12	Form of Pre-Funded Warrant	S-1/A	4.12	1/26/2024
4.13	Form of Underwriter Warrant	S-1/A	4.13	1/26/2024
4.14	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A.	S-1/A	4.14	1/26/2024
4.15	Form of Convertible Note, dated October 31, 2024	8-K	4.1	11/01/2024
4.16	Form of Warrant, dated October 31, 2024	8-K	4.2	11/01/2024
4.17	Form of Convertible Note, dated March 5, 2025	8-K	4.1	3/11/2025
4.18	Form of Warrant, dated March 5, 2025	8-K	4.2	3/11/2025
4.19	Form of Amended and Restated Convertible Note, originally issued October 31, 2024	8-K	4.1	04/16/2025
4.20	Form of Additional Convertible Note	8-K	4.1	03/11/2025
4.21	Form of Amended and Restated Convertible Note, originally issued March 5, 2025	8-K	4.2	03/16/2025
4.22	Form of Additional Warrant	8-K	4.2	03/11/2025
4.23	Form of Convertible Note, Dated April 28, 2025	8-K	4.1	4/30/2025
4.24	Form of Warrant, dated April 28, 2025	8-K	4.2	4/30/2025

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
4.25	Form of Additional Convertible Note, Dated April 28, 2025	8-K	4.1	4/30/2025
4.26	Form of Warrant, dated May 7, 2025	8-K	4.1	5/9/2025
4.27	Form of Warrant, dated May 18, 2025.	8-K	4.1	5/22/2025
4.28	Form of Additional Convertible Note, dated May 30, 2025	8-K	4.1	6/5/2025
4.29	Form of Additional Warrant, dated May 30, 2025	8-K	4.2	6/5/2025
4.30	Form of Pre-Funded Warrant, dated July 14, 2025	8-K	4.1	7/15/2025
4.31	Form of Representative’s Warrant, dated July 14, 2025	8-K	4.2	7/15/2025
4.32	Form of Pre-Funded Warrant, dated July 14, 2025	8-K	4.1	7/15/2025
4.33	Form of Representative’s Warrant, dated July 14, 2025	8-K	4.2	7/15/2025
4.34	Form of Additional Convertible Note, Dated September 10, 2025	8-K	4.1	9/16/2025
4.35	Form of Additional Warrant, dated September 10, 2025	8-K	4.2	9/16/2025
4.36	Form of Common Warrant.	8-K	4.1	11/14/2025
4.37	Form of Pre-Funded Warrants	8-K	4.2	11/14/2025
4.38	Form of Additional Convertible Note, dated November 17, 2025	8-K	4.1	11/21/2025
4.39	Form of Additional Warrants, dated November 17, 2025	8-K	4.2	11/21/2025
4.40	Form of Additional Convertible Note, dated December 17, 2025	8-K	4.1	12/23/2025
4.41	Form of Additional Warrants, dated December 17, 2025	8-K	4.2	12/23/2025
10.1	Amended and Restated Registration Rights Agreement	424B3	Annex A (Ex. B)	2/17/2021
10.2	Stockholder’s Agreement	8-K	10.5	3/25/2021
10.3	Form of PIPE Registration Rights Agreement	8-K	10.7	3/25/2021
10.4	Amended and Restated Employment Agreement with Gregory Poilasne, dated January 25, 2024	8-K	10.1	1/26/2024
10.5	Amended and Restated Employment Agreement with Ted Smith, dated January 25, 2024	8-K	10.2	1/26/2024
10.6	Amended and Restated Employment Agreement with David Robson, dated January 25, 2024	8-K	10.3	1/26/2024
10.7	Form of Indemnification Agreement	8-K	10.13	3/25/2021
10.8#	IP Acquisition Agreement, effective November 2, 2017, between University of Delaware and Nuvve Corporation	S-4	10.16	2/4/2021
10.9#	Amended and Restated Research Agreement, dated September 1, 2017, between University of Delaware and Nuvve Corporation	S-4	10.17	2/4/2021
10.10+	Nuvve Holding Corp. Amended and Restated 2020 Equity Incentive Plan	8-k	10.1	6/5/2023
10.11#	Settlement and Release Agreement, dated February 2, 2024, between the Company and Rhombus Energy Solutions.	10-K	10.28	3/29/2024
10.12†	Master Services Agreement, dated May 14, 2024, by and between the Company and the Board of Fresno Economic Opportunities Commission.	10-Q	10.1	8/14/2024
10.13	Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.2	8/14/2024
10.14	Form of Securities Purchase Agreement, dated October 31, 2024	8-K/A	10.1	12/20/2024
10.15	Form of Registration Rights Agreement, dated October 31, 2024	8-K	10.2	11/01/2024
10.16	First Amendment to Securities Purchase Agreement, dated as of January 14, 2025	8-K	10.1	1/15/2025
10.17	Second Amendment to Securities Purchase Agreement, effective as of February 4, 2025	8-K	10.1	2/4/2025
10.18	Third Amendment to Securities Purchase Agreement, dated as of February 4, 2025	8-K	10.1	2/5/2025
10.19	Fourth Amendment to Securities Purchase Agreement, dated as of February 7, 2025	8-K	10.1	2/7/2025
10.20	Fifth Amendment to Securities Purchase Agreement, dated as of March 2, 2025	8-K	10.1	3/3/2025
10.21	Subordinated Business Loan and Security Agreement, dated August 9, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.2	8/14/2024
10.22	Subordinated Business Loan and Security Agreement, dated November 27, 2024, by and among Nuvve Holding Corp. as borrower, Agile Lending, LLC, as Lender, and Agile Capital Funding, LLC, as collateral agent.	8-K	10.1	12/04/2024
10.23	Form of Convertible Promissory Note dated August 16, 2024	10-Q	10.4	11/13/2024
10.24	Contribution and Unit Purchase Agreement entered as of August 16, 2024, by and among Nuvve CPO Inc., a Delaware corporation and wholly-owned subsidiary of Nuvve Holding Corp., a Delaware corporation, and WISE-EV LLC, or its designee, and Deep Impact 1 LLC, a Delaware limited liability company.	10-Q	10.5	11/13/2024
10.25	Form of Convertible Promissory Note dated August 27, 2024	8-K	10.1	8/29/2024
10.26	Convertible Promissory Note, dated December 31, 2024	8-K	4.1	1/7/2025
10.27	Common Stock Purchase Warrants, dated December 31, 2024	8-K	4.1	1/7/2025

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.28	Securities Purchase Agreement, dated December 31, 2024, between the Company and the Investor	8-K	10.1	1/7/2025
10.29	Registration Rights Agreement, dated December 31, 2024, between the Company and the Investor	8-K	10.2	1/7/2025
10.30#	Termination Agreement, dated January 24, 2025, between Nuvve Holding Corp. and Switch EV Ltd.	8-K	10.1	1/30/2025
10.31	Form of Securities Purchase Agreement, dated as of February 4, 2025	8-K	10.2	2/5/2025
10.32	Task Order Agreement entered into as of February 4, 2025, by and among Nuvve Holding Corp., Resource Innovations and ComEd	8-K	10.1	2/5/2025
10.33#	Form of Securities Purchase Agreement, dated as of February 7, 2025	8-K	10.2	2/7/2025
10.34+	Amended and Restated Employment Agreement, dated March 31, 2025, by and between the Company and Gregory Poilasne	10-K	10.42	3/31/2025
10.35+	Amended and Restated Employment Agreement, dated March 31, 2025, by and between the Company and David Robson	10-K	10.43	3/31/2025
10.36	First Amendment to Securities Purchase Agreement, dated as of January 14, 2025	8-K	10.1	1/15/2025
10.37^†	Termination Agreement, dated January 24, 2025, between Nuvve Holding Corp. and Switch EV Ltd.	8-K	10.1	1/30/2025
10.38	Second Amendment to Securities Purchase Agreement, effective as of February 4, 2025.	8-K	10.1	2/4/2025
10.39	Form of Third Amendment to Securities Purchase Agreement, dated as of February 4, 2025.	8-K	10.1	2/5/2025
10.40	Form of Securities Purchase Agreement, dated as of February 4, 2025.	8-K	10.2	2/5/2025
10.41	Task Order Agreement entered into as of February 4, 2025, by and among Nuvve Holding Corp., Resource Innovations and ComEd.	8-K	10.1	2/5/2025
10.42	Fourth Amendment to Securities Purchase Agreement, dated as of February 7, 2025.	8-K	10.1	2/7/2025
10.43†	Form of Securities Purchase Agreement, dated as of February 7, 2025.	8-K	10.2	2/7/2025
10.44	Fifth Amendment to Securities Purchase Agreement, dated as of March 2, 2025.	8-K	10.1	3/3/2025
10.45	Asset Purchase Agreement, dated as of April 25, 2025, by and among Nuvve Holdings Corp., a Delaware corporation, Fermata Energy LLC and Fermata Energy II, LLC.	10-Q	10.1	5/15/2025
10.46^	Asset Purchase Agreement, dated as of April 25, 2025, by and among Nuvve Holdings Corp., a Delaware corporation, Fermata Energy LLC and Fermata Energy II, LLC	10.Q	10.1	5/15/2025
10.47	Form of Consulting Agreement, dated May 7, 2025	8-K	10.1	5/9/2025
10.48	Consulting Services Agreement by and between Nuvve Holding Corp. and Bristol Capital, LLC, as amended on May 7, 2025	8-K	10.2	5/9/2025
10.49	Form of Consulting Agreement, dated May 18, 2025	8-K	10.1	5/22/2025
10.50	Employment Agreement, by and between Nuvve New Mexico, LLC and Ted Smith, dated June 27, 2025	8-K	10.1	7/3/2025
10.51	Agreement for the purchase and sale of future receipts, dated March 31, 2025, by and among Nuvve Holding Corp. as seller, Agile Lending, LLC, as Buyer, and Agile Capital Funding, LLC, as collateral agent.	10-Q	10.6	8/14/2025
10.52	Form of Fermata Energy II, LLC Convertible Note, dated April 23, 2025	10-Q	10.7	8/14/2025
10.53	Underwriting Agreement between Nuvve Holding Corp. and Lucid Capital Markets, LLC dated July 11, 2025	8-K	1.1	7/15/2025
10.54	Asset Management Agreement between Nuvve Holding Corp. and DeFi Technologies, Inc., dated July 20, 2025	8-K	10.1	7/23/2025
10.55	Amended and Restated Nuvve Holding Corp. 2020 Incentive Plan, as amended	8-K	10.1	8/25/2025
10.56	Share Purchase Agreement, dated October 8, 2025, by and among Nuvve Holding Corp., EDF Développement Environnement SA and Dreev SAS	8-K	10.1	10/14/2025
10.57	Software Cross-license Agreement, dated October 8, 2025, by and among Nuvve Holding Corp., EDF Développement Environnement SA and Dreev SAS	8-K	10.2	10/14/2025
10.58	Patents Assignment Agreement, dated October 8, 2025, by and among Nuvve Holding Corp., EDF Développement Environnement SA and Dreev SAS	8-K	10.3	10/14/2025
10.59	Receivable Assignment Agreement, dated September 24, 2025, by and among Nuvve Holding Corp., Gregory Poilasne and David Robson.	8-K	10.1	9/30/2025
10.60	Securities Purchase Agreement, dated as of November 14, 2025, between the Company and the purchasers identified therein.	8-K	10.1	11/14/2025
10.61	Registration Rights Agreement, dated as of November 14, 2025, between the Company and the purchasers identified therein.	8-K	10.2	11/14/2025
10.62	Common Shares Purchase Agreement, dated as of November 14, 2025, between the Company and the purchasers thereto.	8-K	10.3	11/14/2025
10.63*	Securities Purchase Agreement, dated as of November 14, 2025, between the Company and the purchasers identified therein.	8-K	10.1	12/1/2025
10.64*	Amended and Restated Common Shares Purchase Agreement, dated as of December 1, 2025, between the Company and the purchasers thereto.	8-K	10.3	12/1/2025
10.65	Cooperation Agreement between and among the Company, Omnia and Oelion, dated March 6, 2026.	8-K	10.1	3/6/2026

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.66	Aggregation Service Agreement for Battery Energy Storage System (BESS) between and among the Company, Omnia and Oelion, dated March 6, 2026.	8-K	10.2	3/6/2026
10.67	Service Agreement for Engineering and Managerial Consulting Service between and among the Company, Omnia and Oelion, dated March 6, 2026.	8-K	10.3	3/6/2026
10.68	Amended and Restated Employment Agreement, dated March 22, 2026, by and between the Company and David Robson	8-K	10.1	3/25/2026
19.1	Insider Trading Policy and Procedures	10-K	19.1	3/31/2025
21.1	List of Subsidiaries of Nuvve Holding Corp	*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	^
32.2	Section 1350 Certification of Chief Financial Officer	^
97.1	Nuvve Holding Corp. Compensation Clawback Policy	10-K	97.1	3/29/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
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

NUVVE HOLDING CORP.

		By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
		Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Position	Date

By:	/s/ Gregory Poilasne	Chief Executive Officer	March 31, 2026
	Gregory Poilasne	(Principal Executive Officer)

By:	/s/ Ted Smith	Chief Executive Officer, Nuvve New Mexico and Director	March 31, 2026
Ted Smith

By:	/s/ David G. Robson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
David G. Robson

By:	/s/ Jon M. Montgomery	Chairperson of the Board and Director	March 31, 2026
Jon M. Montgomery

By:	/s/ H. David Sherman	Director	March 31, 2026
H. David Sherman

By:	/s/ Laura Huang	Director	March 31, 2026
Laura Huang

By:	/s/ Brian Johnson	Director	March 31, 2026
Brian Johnson

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nuvve Holding Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvve Holding Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and mezzanine equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, has debt maturing within 12 months from issuance of the financial statements, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Series A Convertible Preferred stock – Refer to Note 11 to the consolidated financial statements

Critical Audit Matter Description

On December 30, 2025, pursuant to a private placement offering, the Company issued an aggregate of 6,000 shares of series A preferred stock and warrants to purchase an aggregate of 2,534,856 shares of Common Stock to certain institutional investors. The Company received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of

$6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.

We identified the accounting for the Series A convertible preferred stock issuance as a critical audit matter. Specifically, evaluating the appropriate accounting treatment is complex and involves various judgements related to classification and recognition associated with the multiple financial instruments included in the issuance. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s Series A convertible preferred stock issuance included the following, among others:

•We obtained and inspected the agreements related to the Series A convertible preferred stock issuance.
•We assessed the appropriateness of management's interpretation and application of the relevant accounting literature by performing the following procedures:
◦Assessed the identification of freestanding financial instruments issued in connection with the transaction.
◦Evaluated the classification of the preferred stock, including mezzanine equity presentation.
◦Assessed management’s identification and evaluation of embedded features.
◦Evaluated the recognition of each identified financial instrument including management’s method for allocating proceeds among the financial instruments issued

/s/ Deloitte & Touche LLP

San Diego, California

March 31, 2026

We have served as the Company’s auditor since 2022.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$5,467,250	$371,497
Restricted cash	320,000	320,000
Accounts receivable, net	1,094,651	2,148,198
Inventories	800,819	4,591,902
Prepaid expenses	883,301	494,986
Deferred costs	709,286	417,290
Due from related party	574,503	—
Other current assets	1,184,704	931,244
Total Current Assets	11,034,514	9,275,117

Property and equipment, net	618,444	613,958
Intangible assets, net	1,065,705	1,062,766
Goodwill	96,000	—
Investment in equity securities	—	670,951
Investment in leases	98,321	101,415
Right-of-use operating lease assets	3,779,757	4,493,360
Deferred costs - noncurrent	594,558	564,558
Security deposit, long-term	105,782	15,687
Total Assets	$17,393,081	$16,797,812

Liabilities and Equity
Current Liabilities
Accounts payable	$3,406,969	$1,882,357
Accrued expenses	1,842,722	3,393,205
Deferred revenue - current	1,022,453	506,496
Debt -term loan	—	1,609,928
Due to related party - promissory notes - current	1,113,564	562,241
Convertible notes - current	616,179	2,475,162
Operating lease liabilities - current	860,130	914,800
Other liabilities	2,340	6,969
Customer deposits	918,631	—
Total Current Liabilities	9,782,988	11,351,158

Operating lease liabilities - noncurrent	3,558,659	4,254,173
Deferred revenue - noncurrent	874,779	771,747
Due to related party - promissory notes - noncurrent	—	840,500
Warrants/investment rights liability	474,023	699,087
Other long-term liabilities	172,089	170,794
Total Liabilities	14,862,538	18,087,459

Commitments and Contingencies
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 35,000 shares authorized, 6,000 issued and outstanding at December 31, 2025, and zero shares issued and outstanding at December 31, 2024; aggregate liquidation preference of $6,000,000 and $0 at December 31, 2025 and December 31, 2024, respectively	4,958,840	—
Stockholders’ Equity
Preferred Class A units, zero par value,4,900,000 shares authorized; 4,900,000 units issued and outstanding at December 31, 2025, and zero units issued and outstanding at December 31, 2024, respectively	166,698	—
Series 3 J-Kiss units, zero par value,100,000,000 shares authorized; 10,090 units issued and outstanding at December 31, 2025, and zero units issued and outstanding at December 31, 2024, respectively	615,960	—
Class B units,zero par value, 2,500,000 units authorized; 300,000 units issued and outstanding at December 31, 2025, and zero units issued and outstanding at December 31, 2024, respectively	300,000	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized; 2,069,882 shares issued and 2,069,840 shares outstanding at December 31, 2025; 22,624 shares issued and 22,582 shares outstanding at December 31, 2024.	11,758	6,408
Treasury stock, at cost, 42 shares outstanding at December 31, 2025; 42 shares outstanding at December 31, 2024.	—	—
Additional paid-in capital	193,616,119	164,285,336
Accumulated other comprehensive income	38,041	46,494
Accumulated deficit	(196,421,627)	(165,599,076)
Nuvve common stockholders’ deficit	(1,673,051)	(1,260,838)
Non-controlling interests	(755,246)	(28,809)
Total Nuvve stockholders’ deficit	(2,428,297)	(1,289,647)
Total mezzanine equity	4,958,840	—
Total Liabilities, Nuvve stockholders' deficit and mezzanine equity	$17,393,081	$16,797,812
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenue
Products	$3,046,150	$2,568,573
Services	1,188,581	2,307,679
Grants	559,211	409,977
Total revenue	4,793,942	5,286,229
Operating expenses
Cost of products	2,418,237	2,124,506
Cost of services	503,039	1,410,051
Inventory impairment loss	3,469,895	—
Selling, general, and administrative	26,752,318	17,671,110
Research and development	3,830,533	4,540,993
Total operating expenses	36,974,022	25,746,660

Operating loss	(32,180,080)	(20,460,431)
Other income
Interest expense, net	(1,955,781)	(767,373)
Change in fair value of convertible notes	(140,575)	444,656
Change in fair value of warrants/investment rights liability	940,500	3,662,370
Change in fair value of derivative liability	—	(3,626)
Other, net	1,785,948	(300,408)
Total other income, net	630,092	3,035,619
Loss before taxes	(31,549,988)	(17,424,812)
Income tax (benefit) expense	(1,000)	1,600
Net loss	$(31,548,988)	$(17,426,412)
Less: Net loss attributable to non-controlling interests	(726,437)	(28,809)
Net loss attributable to Nuvve Holding Corp.	$(30,822,551)	$(17,397,603)
Net loss attributable to Nuvve Holding Corp. common stockholders	$(30,822,551)	$(17,397,603)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(75.65)	$(1,076.70)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	407,435	16,158
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024
Net loss	$(31,548,988)	$(17,426,412)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(8,453)	(47,182)
Total comprehensive loss	$(31,557,441)	$(17,473,594)
Less: Comprehensive loss attributable to non-controlling interests, net taxes	(726,437)	(28,809)
Comprehensive loss attributable to Nuvve Holding Corp.	$(30,831,004)	$(17,444,785)
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(30,831,004)	$(17,444,785)
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY

	Series A Convertible Preferred Stock		Preferred Class A Units		Series 3 J-Kiss Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2023	—	—	—	—	—	—	—	—	3,116	5,927	—	—	155,615,962	93,676	(148,240,859)	(4,894,101)	2,580,605
Common stock reverse split - rounding	—	—	—	—	—	—	—	—	4,806	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	452	19	—	—	(19)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,620,085	—	—	—	2,620,085
Proceeds from common stock offering, net of offering costs	—	—	—	—	—	—	—	—	7,588	304	—	—	5,029,118	—	—	—	5,029,422
Issuance of Pre-funded Warrants	—	—	—	—	—	—	—	—	4,412	123	—	—	(15)	—	—	—	108
Proceeds from Direct Offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(42)	—	42	$—	—	—	—	—	—
Accretion on redeemable non-controlling interests preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred dividends - non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Shares related to Warrants	—	—	—	—	—	—	—	—	2,250	35	—	—	538,985	—	—	—	539,020
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,182)	—	—	(47,182)
Cancellation of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	481,220	—	39,386	4,894,101	5,414,707
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,397,603)	(28,809)	(17,426,412)
Balances December 31, 2024	—	—	—	—	—	—	—	—	22,582	6,408	42	—	164,285,336	46,494	(165,599,076)	(28,809)	(1,289,647)
Common stock reverse split - rounding	—	—	—	—	—		—	—	81,398	8	—	—	—	—	—	—	8
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—		—	—	123,503	494	—	—	(494)	—	—	—	—
Share-based compensation	—	—	—	—	—		—	—	—	—	—	—	2,432,132	—	—	—	2,432,132
Proceeds from common stock offering, net of offering costs	—	—	—	—	—		—	—	100,308	401	—	—	3,623,629	—	—	—	3,624,030
Conversion of convertible notes, net of offering costs	—	—	—	—	—		—	—	670,383	1,805	—	—	8,901,907	—	—	—	8,903,712
Issuance of Pre-funded Warrants	—	—	—	—	—		—	—	37,695	151	—	—	1,885,693	—	—	—	1,885,844
Exercise of Warrants	—	—	—	—	—		—	—	1,033,971	2,490	—	—	4,293,917	—	—	—	4,296,407
Warrants issuance	—	—	—	—	—		—	—	—	—	—	—	8,194,000	—			8,194,000
Proceeds from convertible series A preferred stock offering, net of offering costs	6,000	4,958,840	—	—	—		—	—	—	—	—	—	—	—	—	—	—
Preferred Class A units issuance	—	—	4,900,000	166,698	—		—	—	—	—	—	—	—	—	—	—	166,698
Series 3 J-Kiss units	—	—	—	—	10,090	615,960	—	—	—	—	—	—	—	—	—	—	615,960
Class B units issuance	—	—	—	—	—		300,000	300,000	—	—	—	—	—	—	—	—	300,000
Currency translation adjustment	—	—	—	—	—		—	—	—	—	—	—	—	(8,453)	—	—	(8,453)
Net loss	—	—	—	—	—		—	—	—	—	—	—	—	—	(30,822,551)	(726,437)	(31,548,988)
Balances December 31, 2025	6,000	$4,958,840	4,900,000	$166,698	10,090	$615,960	300,000	$300,000	2,069,840	$11,758	42	$—	$193,616,120	$38,041	$(196,421,627)	$(755,246)	$(2,428,297)
The accompanying notes are an integral part of these consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Operating activities
Net loss	$(31,548,988)	$(17,426,412)
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation and amortization	329,500	337,971
Share-based compensation	2,432,132	2,620,127
Inventory impairment loss	3,469,895	—
Change in fair value of warrants liability	(940,500)	(3,263,697)
Change in fair value of convertible notes	140,575	(444,656)
Change in fair value of derivative liability	—	3,626
Fair value of warrants issued for cryptocurrency strategy consulting services	8,194,000	—
Loss on warrants issuance	—	305,065
Provision for credit losses	990,105	—
Amortization of discount on debt and promissory notes	162,312	87,222
Gains from the sale of equity investment interest	(244,214)	—
Noncash lease expense	721,870	357,118
Change in operating assets and liabilities
Accounts receivable	63,442	(148,299)
Inventory	321,188	1,297,551
Prepaid expenses and other assets	(1,190,901)	1,506,991
Accounts payable	1,524,612	196,413
Advance deposit from customer	918,631	—
Accrued expenses and other liabilities	(2,592,869)	(1,422,380)
Deferred revenue	622,083	259,026
Net cash used in operating activities	(16,627,127)	(15,734,334)
Investing activities
Cash used in acquisition	(340,200)	—
Purchase of property and equipment	(57,099)	(45,395)
Proceeds from sale of equity investment interest	915,165	—
Net cash provided by (used in) investing activities	517,866	(45,395)
Financing activities
Proceeds from debt and promissory notes obligations, net of issuance costs	9,422,198	6,470,500
Repayment of debt and promissory notes obligations	(3,323,948)	(654,655)
Payment of finance lease obligations	(8,267)	(10,074)
Proceeds from issuance of Class B units	300,000	—
Proceeds from exercise of warrants	4,296,407	155,060
Proceeds from convertible series A preferred, net of offering costs	4,958,840	—
Proceeds from common stock offering, including pre-funded warrants, net of offering costs	5,509,874	8,502,086
Proceeds from issuance of series 3 J-Kiss units	41,457	—
Net cash provided by financing activities	21,196,561	14,462,917
Effect of exchange rate on cash	8,453	(6,351)
Net decrease in cash and restricted cash	5,095,753	(1,323,163)
Cash and restricted cash at beginning of year	691,497	2,014,660
Cash and restricted cash at end of year	$5,787,250	$691,497

Supplemental Disclosure of cash information:
Cash paid for interest	$1,654,799	$563,345
Cash paid for income taxes	$1,600	$1,600

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of Notes and accrued interest to common shares	$8,903,712	$—
Payment of Promissory with Receivable	$283,578	$—
Issuance of preferred class A units for acquisition	$166,698	$—
Issuance of common shares in exchange for payment of promissory note	$277,786	$—
Issuance of Series 3 J-Kiss units in exchange for loan receivable	$574,503	$—
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
The Company owns 100% of Nuvve Corporation, a Delaware corporation headquartered in San Diego, California (“Nuvve Corp.”), which was founded on October 18, 2010, to develop and commercialize Vehicle to Grid ("V2G") and grid modernization technologies including advanced energy storage solutions. Nuvve has developed a proprietary V2G technology, including the Company’s Grid Integrated Vehicle (“GIVe™”) cloud-based software platform, that enables it to link multiple electric vehicle ("EV") batteries into a virtual power plant ("VPP") to provide bi-directional energy to the electrical grid in a qualified and secure manner. The VPP can generate revenue by selling or making available to utility companies excess energy when the price is relatively high or buying energy when the price is relatively low. The V2G technology may allow energy users to reduce energy peak consumption and enable utilities to reduce the required internally generated peak demand. Nuvve’s technology is patent protected. Nuvve’s first commercial operation was proven in Copenhagen in 2016. Since then, Nuvve has established operations in the United States, the United Kingdom, France, and Denmark. In addition to Nuvve’s algorithms and software, Nuvve provides complete V2G solutions to its customers, including V2G bi-directional chargers which are preconfigured to work with Nuvve’s GIVe platform. The Company’s technology is compatible with several charger manufacturers both in Direct Current ("DC") (such as CHAdeMO, a DC charging standard for electric vehicles, enabling seamless communication between the vehicle and the charger) and Alternative Current ("AC") mode.
(b)     Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on January 5, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on January 19, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective January 19, 2024 (the “January 2024 Reverse Stock Split”). The January 2024 Reverse Stock Split is already reflected in the year ended December 31, 2024 consolidated financial statement balances.
Additionally, at the Company’s Annual Meeting of Stockholders held on September 9, 2024, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on September 16, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective September 17, 2024 (the “September 2024 Reverse Stock Split”). The September 2024 Reverse Stock Split is already reflected in the year ended December 31, 2024 consolidated financial statement balances.
Further, at the Company’s Special Meeting of Stockholders held on October 6, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on December 11, 2025, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective December 15, 2025 (the “December 2025 Reverse Stock Split”, and together with the September 2024 Reverse Stock Split and January 2024 Reverse Stock Split, the “Reverse Stock Splits”).
The Reverse Stock Splits were also applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the Reverse Stock Splits. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The Reverse Stock Splits did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the consolidated financial statement have been retroactively adjusted to reflect each of the December 2025 Reverse Stock Split, the January 2024 Reverse Stock Split and the September 2024 Reverse Stock Split for all periods presented.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c)Structure of the Company
Nuvve has four wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc., Hype Strategy LLC, and Nuvve Japan Corporation. Nuvve Corp. has four wholly owned subsidiaries:(1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK (Nuvve Japan), a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
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

Fermata Energy II LLC

On April 25, 2025, the Company, Fermata Energy LLC (“Seller”), and the former noteholders of the Seller (the “Preferred Members”), entered into a series of definitive agreements to effect the acquisition of substantially all of the Seller’s assets by Fermata Energy II, LLC, a Delaware limited liability company (“Fermata”). As a result of the transaction, the Company holds a 51% equity interest in Fermata as the sole common units member, and the Preferred Members collectively hold the remaining 49% equity interest in the form of Fermata's entity class A preferred units. The Fermata's entity class A preferred unit holders are entitled to a compounded 10.0% annual preferred return in Fermata entity. Fermata is an entity formed for the principal purpose of developing and commercializing energy management and bidirectional charging technology solutions. Please see Note 20 for details of the acquisition.

Nuvve New Mexico LLC

In April 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors holds the Class B units of Nuvve New Mexico, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of December 31, 2025, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2 – Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $196.4 million and $165.6 million as of December 31, 2025 and December 31, 2024, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company incurred an operating loss of $32.2 million and $20.5 million, respectively, and used $16.6 million and $15.7 million, respectively, of cash in operations. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $1.7 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
Management plans to fund current operations and satisfy its other obligations through increased revenues and raising additional capital. Management's expectations with respect to the Company’s ability to fund current operations and its other obligations are based on estimates that are subject to risks and uncertainties. There is an inherent risk that the Company may not achieve such financial projections and if so, cash outflows could be higher than currently anticipated. However, as such plans are not solely within management’s control management cannot conclude as of the date of this filing that the plans are probable of being successfully implemented and as such has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.

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

The Company formed Fermata with Preferred Members, in which the Company owns 51% of the entity. The Company has determined that Fermata is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates Fermata and records a non-controlling interest for the share of the entity owned by the Preferred Members.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of VIE's and non-controlling interests assets and liabilities included in the Company’s consolidated balance sheets:

	December 31, 2025	December 31, 2024
Assets
Cash	$2,646	$10,404
Inventories	183,219	—
Intercompany loan receivable	2,774	930,019
Prepaid expenses and other current assets	81,837	52,190
Total Current Assets	270,476	992,613
Property and equipment, net	79,000	—
Intangible assets, net	149,000	—
Goodwill	96,000	—
Intercompany receivable	3,009,884	—
Security deposit, long-term	18,489	—
Total Assets	$3,622,849	$992,613

Liabilities
Accounts payable and other liabilities	$90,063	$166,681
Deferred revenue	100,000	—
Promissory notes	1,148,738	884,676
Accrued expenses and other liabilities	60,053	—
Intercompany payable	2,910,040	—
Total Liabilities	$4,308,894	$1,051,357
(c)Non-controlling interests
The Company presents non-controlling interests as a component of equity on its consolidated balance sheets and reports the portion of its earnings or loss for non-controlling interest as net earnings or loss attributable to non-controlling interests in the consolidated statements of operations.
(d)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the impairment of intangible assets, the net realizable value of inventory, the fair value of share-based payments, lease incremental borrowing rate, revenue recognition, the fair value of warrants, fair value of convertible notes, the fair value of the assets acquired and liabilities assumed in acquisitions, annual bonus accrual, and the recognition and disclosure of contingent liabilities.
Management evaluates its estimates on an ongoing basis. Actual results could materially vary from those estimates.
(e)Warrants
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(f)Foreign Currency Matters
For Nuvve Corp., Nuvve SaS, Nuvve Japan Corporation, and Nuvve LTD, the functional currency is the U.S. dollar. All local foreign currency asset and liability amounts are remeasured into U.S. dollars at balance sheet date exchange rates, except for inventories, prepaid expenses, and property, plant, and equipment, which are remeasured at historical rates. Foreign currency revenue and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations.
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
(g)Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The total amount securing the letter of credit and recorded as restricted cash as of December 31, 2025 and December 31, 2024 was $320,000.
(h)Accounts Receivable
Accounts receivable consist primarily of payments due from customers under the Company’s contracts with customers. The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, assessment of their credit history, and review of the invoicing terms of the contract. The Company maintains an allowance for credit losses on customer accounts when deemed necessary. Based on the analysis, the Company recorded an allowance for credit losses as of December 31, 2025 and December 31, 2024. See Note 6 for details.
(i)Concentrations of Credit Risk

At December 31, 2025 and 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2025 and 2024, two customers accounted for 20.3%, and three customers accounted for 33.2% of total revenue, respectively.

During the years ended December 31, 2025 and 2024, the Company's top five customers accounted for approximately 39.5% and 42.3%, respectively, of the Company’s total revenue.

At December 31, 2025, three customers in aggregate accounted for 41.6% of accounts receivable. At December 31, 2024, three customers in aggregate accounted for 71.6% of accounts receivable.

Approximately 56.6% and 81.3% of the Company’s trade accounts receivable balance was with five customers at December 31, 2025 and 2024, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all potential credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
(j)Inventories
Inventories, consisting primarily of DC chargers, are stated at the lower of cost or net realizable value. The Company values its inventories using the first-in, first-out method. Cost includes purchased products. Net realizable value is based on current

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
selling prices less costs of disposal. At December 31, 2025, and December 31, 2024, the Company’s inventories consisted solely of finished goods, components parts and carbon credits. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.
(k)Property and Equipment, Net
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective asset. Maintenance and repairs are expensed as incurred while betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of operations.
(l)Intangible Assets
Intangible assets consist of patents which are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets.
(m)Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including evaluating the useful lives for amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There were no such write-downs for the years ended December 31, 2025 and 2024.
(n)Investments in Equity Securities Without Readily Determinable Fair Values
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
In February 2019, the Company invested in common shares of Dreev SaS, (“Dreev”). Dreev is a nonpublic entity, for which there is no readily determinable fair value. As of December 31, 2024, the Company’s investment in Dreev was accounted for as an investment in equity securities without a readily determinable fair value. The Company did not recognize an impairment loss on its investment during the year ended December 31, 2024. On October 8, 2025, the Company sold its investment in Dreev. See Note 5 for details.
(o)Employee Savings Plan
The Company maintains a savings plan on behalf of its employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the statutory limits. For the years ended December 31, 2025 and 2024, the Company did not contribute to the savings plan.
(p)Fair Value Measurement
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
•Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
•Level 3 – Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities.
(q)Net Loss Per Share Attributable to Common Stockholders
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
(r)Revenue Recognition
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
The Company’s revenue is primarily derived from sales of EV charging stations, stationary batteries, fees for cloud computing services related to providing access to the Company’s GIVe platform, and fees for extended warranty and maintenance services. The Company also has performed certain software development services and received government grants. GIVe platform access is considered a monthly series comprised of one performance obligation and fees are recognized as revenue in the period the services are provided to and consumed by the customer. The transaction price for each contract is allocated between the identified performance obligations based on relative estimated standalone selling prices.
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
Products –
1) The Company sells EV charging stations either on a standalone basis or together with services such as access to the GIVe platform, extended warranty and maintenance services. When the sale of charging station is a distinct performance obligation, revenue is recognized upon delivery. For other customer contracts, the charging stations are sold as part of a solution and are not distinct from the services, and revenue from the charging station is recognized upon completion of installation and commissioning of the equipment.
2) The Company sells and deploys stationary batteries either on a standalone basis or together with services such as access to the GIVe platform, extended warranty, energy management and maintenance services. When the sale of stationary battery is a distinct performance obligation, revenue is recognized upon delivery. For other customer contracts, the stationary batteries are

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
sold as part of a solution, and revenue from the stationary battery is recognized upon completion of installation and commissioning of the stationary batteries deployment.

Services – Specific contracts contain licenses to the software that provides the V2G functionality for one- to twelve-year contract periods through access to the Company’s software as a service GIVe platform application. The Company determined that the nature of the GIVe application performance obligation is providing continuous access to its GIVe application for the contract period. Although the activities that the customer may be able to perform via the GIVe application may vary from day to day, the overall promise is to provide continuous access to the GIVe application to the customer for a period of one- to twelve years. Thus, access to the GIVe application represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, and the Company has determined that for GIVe SaaS revenue, the best indicator for the transfer of control is the passage of time. The payment terms for some of the Company’s service contracts include revenue sharing arrangements whereby the Company is entitled to the right to receive a portion of the revenue generated by the customer selling energy through the GIVe platform, providing energy management services, or from carbon credits received as a result of the customer using the GIVe platform. Revenue is recognized as it is received.

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
Grant revenue – The Company has concluded that grants are not within the scope of ASC 606, as government entities do not meet the definition of a “customer” as defined by ASC 606, and as for the grants, there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Additionally, the Company has concluded these government grants meet the definition of a contribution and are non-reciprocal transactions.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(s)Cost of Revenue
Cost of revenue consists primarily of costs of material, including hardware and software costs, and costs of providing services, including employee compensation and other costs associated with supporting these functions. Cost of revenue does not include depreciation and amortization costs.
(t)Contract Costs
Under ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), the Company defers all incremental costs, including commissions, and costs incurred to obtain or to perform contracts, and amortizes these costs over the expected period of benefit which is generally the life of the contract. The Company evaluated incremental contract costs for contracts in place as of December 31, 2025, and December 31, 2024 and determined that these costs are recoverable.
(u)Income Taxes
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
(v)Research and Development
The Company expenses research and development costs as incurred. External software development expense is included in research and development costs except for those costs which require capitalization in accordance with GAAP. Certain research and development costs are related to performance on grant contracts.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(w)Share-Based Compensation
The Company accounts for all share-based compensations costs granted to employees and non-employees under the method prescribed by ASC 718-10, Stock Compensation (Note 12). Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The Company accounts for forfeitures as they occur.
(x)Leases

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
(y)Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual year ending December 31, 2025. The Company adopted the guidance effective for the fiscal year ended December 31, 2025 on a prospective basis. The adoption of the guidance did not have a material impact on the consolidated financial statements. See Note 13 for disclosure.
(z)Recently issued accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-11, Narrow Scope Improvements. ASU 2025-11 clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. The new guidance (i) specifies the form and content choices for interim financial statements and accompanying notes; (ii) adds a comprehensive list of required interim disclosures from numerous Codification Topics to Topic 270; and (iii) introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. ASU 2025-10 is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within) and one year later for all other entities. Early adoption is permitted. The guidance can be applied on a modified prospective

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies the threshold for capitalizing internal-use software costs to be based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s fiscal year ending December 31, 2028. Early adoption is permitted and the amendments in this update may be applied on a prospective, retrospective or modified basis. The Company is currently evaluating the impact of this guidance.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires a public business entity ("PBE") to disclose, on an annual and interim basis, additional information about certain costs and expenses in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, a PBE is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. Additionally, a PBE is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires a PBE to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. Additionally, in January 2025, the FASB further issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Years Ended December 31,
	2025	2024
Revenue recognized over time:
Services - engineering and others (1)	$1,089,616	$1,986,008
Grid services	98,965	321,671
Grants	559,211	409,977
Revenue recognized at point in time:
Products	3,046,150	2,568,573
Total revenue	$4,793,942	$5,286,229
__________________
(1) December 31, 2025 and December 31, 2024 amounts include $141,176 and $848,929, respectively, of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses.
The aggregate amount of revenue for the Company’s existing contracts with customers as of December 31, 2025 expected to be recognized in the future, and classified as deferred revenue on the consolidated balance sheet for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2026	$1,022,453
2027	365,609
2028	225,314
2029	175,885
Thereafter	107,971
Total (1)	$1,897,232
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.
The following table summarizes the Company’s revenues by geography:

	Years Ended December 31,
	2025	2024

United States	$4,519,052	$4,979,722
Denmark	180,423	306,507
Japan	94,467	—
	$4,793,942	$5,286,229

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the consolidated balance sheet at December 31, 2025 and December 31, 2024, using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025	Total Gains (Losses) For The For The Year Ended December 31, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$—	$—	$291,566
2024 October Institutional/Accredited Investor Warrants	$—	$—	$1,403	$1,403	$290,831
Senior Convertible Notes - October 2024	$—	$—	$—	$—	$(1,219,305)
Additional Investment Rights - October 2024	$—	$—	$—	$—	$5,950
2024 December Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$109,337
2025 March Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$106,544
2025 April Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$31,683
2025 May Institutional/Accredited Investor Warrants	$—	$—	$11,272	$11,272	$129,610
Senior Convertible Notes - May 2025	$—	$—	$—	$—	$1,078,729
2025 September Institutional/Accredited Investor Warrants	$—	$—	$2,862	$2,862	$(2,862)
Senior Convertible Notes - September 2025	$—	$—	$112,302	$112,302	$—
2025 November Institutional/Accredited Investor Warrants	$—	$—	$12,311	$12,311	$(12,311)
Senior Convertible Notes - November 2025	$—	$—	$281,185	$281,185	$—
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$9,848	$9,848	$(9,848)
Senior Convertible Notes - December 17 and 26 2025	$—	$—	$222,691	$222,691	$—
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$436,327	$436,327	$—
Total recurring fair value measurements	$—	$—	$1,090,202	$1,090,202	$799,925

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024	Total Gains (Losses) For The Year Ended December 31, 2024
Recurring fair value measurements
2022 July Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$4,621
2024 February Institutional/Accredited Investor Warrants	$—	$—	$291,566	$291,566	$3,500,751
2024 October Institutional/Accredited Investor Warrants	$—	$—	$292,234	$292,234	$143,277
Senior Convertible Notes - October 2024	$—	$—	$2,475,162	$2,475,162	$444,656
Additional Investment Rights - October 2024	$—	$—	$5,950	$5,950	$13,721
2024 December Institutional/Accredited Investor Warrants	$—	$—	$109,337	$109,337	$—
Derivative liability - non-controlling redeemable preferred shares	$—	$—	$—	$—	$(3,626)
Total recurring fair value measurements	$—	$—	$3,174,249	$3,174,249	$4,103,400
The following is a reconciliation of the opening and closing balances for the liabilities related to the private warrants (Note 11) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2025:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2024 February Institutional/Accredited Investor Warrants	2024 October Institutional/Accredited Investor Warrants	Senior Convertible Notes - October 2024	Additional Investment Rights - October 2024	2024 December Institutional/Accredited Investor Warrants	2025 March Institutional/Accredited Investor Warrants	Senior Convertible Notes - March 2025	2025 April Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	Senior Convertible Notes - May 2025	2025 September Institutional/Accredited Investor Warrants	Senior Convertible Notes - September 2025	2025 November Institutional/Accredited Investor Warrants	Senior Convertible Notes - November 2025	2025 December 17 and 26 Institutional/Accredited Investor Warrants	Senior Convertible Notes - December 17 and 26 2025	2025 December 30 Institutional/Accredited Investor Warrants and AIR
Balance at December 31, 2024	$291,566	$292,234	$2,475,162	$5,950	$109,337	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	106,544	1,393,456	31,683	140,882	2,135,181	—	112,302	—	281,185	—	222,691	436,327
Conversion of Convertible Notes	—	—	(3,694,467)	—	—	—	(1,393,456)	—	—	(1,056,452)	—	—	—	—	—	—	—
Total (gains) losses for period included in earnings	(291,566)	(290,831)	1,219,305	(5,950)	(109,337)	(106,544)	—	(31,683)	(129,610)	(1,078,729)	2,862	—	12,311	—	9,848	—	—
Balance at December 31, 2025	$—	$1,403	$—	$—	$—	$—	$—	$—	$11,272	$—	$2,862	$112,302	$12,311	$281,185	$9,848	$222,691	$436,327

The fair value of the level 3 2022 July Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 3.00 years, risk free rate of 4.47%, no dividends, volatility of 57.0%, common stock price of $124.80 and strike price of $60,000.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 3.09 years, risk free rate of 3.56%, no dividends, volatility of 83.0%, common stock price of $2.54, and strike price of $800.00.

The fair value of the level 3 2024 February Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 4.09 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $124.80, and strike price of $800.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 3.83 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $151.20.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 4.80 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $124.80, and strike price of $151.20.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $136.08.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $124.80, and strike price of $136.08.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $136.08.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2024 using the Monte Carlo Simulation model which used the following inputs: term of 1.33 years, risk free rate of 4.20%, no dividends, volatility of 49.6%, common stock price of $124.80, and strike price of $136.08.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $136.08.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2024 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.33%, no dividends, volatility of 85.0%, common stock price of $124.80, and strike price of $130.28.

The fair value of the level 3 2025 March Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.43 years, risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $9.60, and strike price of $29.60.

The fair value of the level 3 2025 April Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.58 years, risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $9.60, and strike price of $29.60.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.42 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $29.60.

The fair value of the level 3 Senior Convertible Notes - May 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.18 years risk free rate of 3.70%, no dividends, volatility of 46.6%, common stock price of $2.54, and strike price of $29.60.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.69 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $6.80

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.21 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $2.54, and strike price of $6.80.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.83 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $2.54, and strike price of $5.54.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.52 years risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $2.54, and strike price of $5.54.

The fair value of the level 3 2025 December 17 and 26 Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.85 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $2.54, and strike price of $3.88.

The fair value of the level 3 Senior Convertible Notes - December 2025 17 and 26 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.52 years risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $2.54, and strike price of $3.88.

The fair value of the level 3 2025 December 30 Institutional/Accredited Investor Warrants and AIR was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 5.00 years, risk free rate of 4.20%, no dividends, volatility of 53.0%, common stock price of $2.54, and strike price of $3.55.

Other Debt Obligations

The following outstanding debt obligations are reflected in the Company's consolidated balance sheet at carrying value since the Company did not elect to remeasure the debt obligations to fair value at the end of each reporting period. The carrying values of these debt obligations approximate fair value due to the short-term maturity of these debt obligations.

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$—	$—	$1,445,345	$1,445,345
Promissory Notes - August 16, 2024	$564,446	$564,446	$884,676	$884,676
Promissory Notes - August 27, 2024	$—	$—	$516,818	$516,818
Senior Convertible Notes - December 2024	$—	$—	$250,000	$250,000
Senior Convertible Notes - September 2025	$112,302	$112,302	$—	$—
Senior Convertible Notes - November 2025	$281,186	$281,186	$—	$—
Senior Convertible Notes - December 2025	$222,691	$222,691	$—	$—
Promissory Notes - Fermata Energy II LLC	$584,292	$584,292	$—	$—

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

Note 5 – Investments
The Company accounts for its 4.65% equity ownership in Dreev as an investment in equity securities without a readily determinable fair value subject to impairment. The Company has a consulting services agreement with Dreev related to software development and operations. The consulting services were zero for the years ended December 31, 2025 and December 31, 2024, respectively. The consulting services if any, are being provided to Dreev at the Company’s cost and is recognized as other income, net in the consolidated statements of operations.
On October 8, 2025, the Company entered into a Share Purchase Agreement with EDF and Dreev, pursuant to which the Company agreed to sell to EDF all of the equity interests of Dreev held by the Company, representing approximately 4.65% of the total interests of Dreev. In exchange, EDF agreed to pay the Company a lump sum payment of $915,165 resulting in a gain of $244,214 recorded in other income in the consolidated statement of operations.

Note 6 – Account Receivables, Net
The following tables summarizes the Company's account receivables:

		As of December 31,
		2025	2024
Trade receivables		$2,401,271	$2,463,821
Less: allowance for credit losses		(1,306,620)	(315,623)
	Accounts receivable, net	$1,094,651	$2,148,198

Allowance for credit losses:
	Balance December 31, 2023	$(382,598)
	Provision	(41,082)
	Write-off	—
	Recoveries	108,057
	Balance December 31, 2024	$(315,623)
	Provision (1)	(990,997)
	Write-off	—
	Recoveries	—
	Balance December 31, 2025	$(1,306,620)
__________________
(1) $990,105 of the total amount is related to prior recognized management fees earned in the Fresno EV infrastructure project management.

Note 7 – Inventories
The following table summarizes the Company’s inventories balance by category:

	As of December 31,
	2025	2024
DC Chargers	$230,272	$3,966,115
AC Chargers	337,812	474,154
Component parts and Carbon Credits	232,735	151,633
Total	$800,819	$4,591,902

During the fourth quarter of 2025, the Company determined that certain 125 kW V2G DC Chargers held in inventory and purchased from its former third party supplier were not conforming to the Company’s commercial product reliability standards and they would no longer be offered for sale domestically. Given the commercial reliability issues with those DC chargers, the Company recognized a total inventory impairment charge of $3.47 million, reducing the carrying value of those inventories to zero. The inventory impairment loss is presented as a separate line item in the consolidated statements of operations due to its significance.

The impaired DC Chargers were subsequently transferred to property, plant, and equipment at zero carrying value to be used in the future to support the Company's business development efforts in Taiwan. Since 2022 the Company has been partnering with e-Formula Technologies,

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inc., a Taiwanese corporation ("e-Formula") to advance V2G deployments throughout Taiwan. e-Formula is a system integration expert that develops the latest energy management technology to optimize the way enterprises consume energy and further reduce carbon emissions. The Company's first joint project with e-Formula is to develop and construct the first EV V2G Hub in the Hsinchu metro area and thereby enhance the Taiwan power grid resilience by deploying microgrids, rather than relying on major grids for electricity supply. The Company intends to utilize the 125 kW V2G DC Chargers for R&D activities with e-formula and Universities throughout Taiwan to enhance the Company's brand recognition and to accelerate the commercialization of V2G throughout Taiwan and Japan. The Company has experience leading R&D projects in North America to advance its business strategies and will deploy similar efforts in Taiwan using the 125 kW V2G Chargers hardware it transferred from North America to Taiwan.

Note 8 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			As of December 31,
				2025	2024
Computers & servers	1 year	to	3 years	$176,702	$171,977
Vehicles	5 years	to	7 years	64,297	65,414
Office furniture and equipment	3 years	to	5 years	445,323	366,323
DC Chargers (1)	5 years	to	7 years	743,817	621,707
Total				1,430,140	1,225,421
Less: Accumulated Depreciation				(811,696)	(611,463)
Property, plant and equipment, net				$618,444	$613,958

				As of December 31,
				2025	2024
Depreciation expense				$183,439	$198,534
__________________
(1) Represents DC Chargers temporary loaned out to customers while their DC Chargers are being repaired.

Note 9 – Intangible Assets and Goodwill

Intangible Assets
At both December 31, 2025 and 2024, the Company had recorded a gross intangible asset balance of $2,240,594 and $2,091,556, respectively, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets were $146,061 and $139,437 for the years ended December 31, 2025 and 2024, respectively. Accumulated amortization totaled $1,174,852 and $1,028,790 at December 31, 2025 and 2024, respectively.

The net amount of intangible assets of $1,065,705 at December 31, 2025, will be amortized over the weighted average remaining life of 8.9 years.
Total estimated future amortization expense is as follows:

2026	$147,706
2027	142,706
2028	142,706
2029	142,706
2030	142,706
Thereafter	347,175
$1,065,705
Goodwill
The following table summarizes the Company’s goodwill balance:

	December 31, 2025	December 31, 2024
Beginning Balance	$—	$—
Additions - Fermata acquisition	96,000	—
Total	$96,000	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Debt
The following is a summary of debt as of December 31, 2025 and 2024 :

	As of December 31,
	2025	2024
Term loan (1)	$—	$1,445,345
Promissory Notes - August 16, 2024 (2) (3)	564,446	884,676
Promissory Notes - August 27, 2024 (1)	—	516,818
Senior Convertible Notes - October 2024 (1)	—	2,475,162
Senior Convertible Notes - December 2024(1)	—	250,000
Senior Convertible Notes - September 2025	112,302	—
Senior Convertible Notes - November 2025	281,186	—
Senior Convertible Notes - December 2025	222,691	—
Promissory Notes - Fermata Energy II LLC (2)	584,292	—
Total outstanding principal balance	1,764,917	5,572,001
Less: unamortized debt issuance costs and discounts	(35,174)	(84,170)
Total debt	1,729,743	5,487,831
Less: current portion of long-term debt	1,729,743	4,647,331
Long-term debt, net of current portion	$—	$840,500
__________________
(1) Principal balance and interest of was fully repaid as December 31, 2025.
(2) Related party notes.
(3) Note was repaid in February 2026 but maturity date is August 2027. Therefore, presented as current liability in consolidated balance sheets.
As of December 31, 2025, the total future maturities of the principal amounts of the debt obligations are as follows:

2026	$1,729,743
$1,729,743
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
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict the Company's ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. The Company was in compliance with the Term Loan covenants as of December 31, 2024.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term Loan	8/9/2024	3/6/2025	$1,000,000	$—	2.96%	153.90%
Term Loan	11/27/2024	6/27/2025	$1,000,000	$—	2.96%	153.90%
Term Loan	3/31/2025	3/31/2026	$1,750,000	$—	2.16%	112.60%
Interest expense paid on the Term Loans for the year ended December 31, 2025 was $1,240,544. There was $627,929 interest expense on the Term Loans for the year ended December 31, 2024.
As of December 31, 2025, the Company has fully repaid the principal balance and interest of Term Loans.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense paid on the SPV Promissory Notes for the year December 31, 2025 was $153,228. There was $44,176 interest expense on the SPV Promissory Notes for the year December 31, 2024.
As of December 31, 2025, the Company has repaid $277,786 of the Chief Executive Officer's principal and interest balance of $601,871 of his SPV Promissory Note the through a non-cash exercise of his October 2024 Warrants (see below). Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811.
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
Interest expense on the February Promissory Notes for the year ended December 31, 2025 and December 31, 2024 was $17,578 and zero, respectively.
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

Upon the occurrence of an event of default, as defined in the Nuvve Promissory Note agreement, each Note Holder may at its option require all principal and unpaid accrued interest become immediately due and payable in full. Further, at any time after the occurrence of an event of default, each Note Holder may convert any outstanding principal and unpaid accrued interest under the Nuvve Promissory Notes into shares of the Company’s common stock, at a conversion price per share of $19.680. The issuance of the Nuvve Promissory Notes was and, upon any conversion of the Nuvve Promissory Notes, the issuances of any conversion shares of common stock issued thereunder will be, exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Interest expense on the Nuvve Promissory Notes for the year ended December 31, 2025 was $5,032. There was $18,065 interest expense paid on the Nuvve Promissory Notes for the year ended December 31, 2024.
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
The October 2024 Notes have a term of 18 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of March 31, 2026. Pursuant to the October 2024 Notes, all accrued and unpaid interest and principal amount are payable in cash on the maturity date. The October 2024 Notes are payable in 15 equal payments with the first payment starting on the fourth month after issuance of the October 2024 Notes. The holders of the October 2024 Notes have the option to convert any outstanding principal and unpaid accrued interest under the October 2024 Notes into shares of the Company’s common stock, at a conversion price of $136.08 per share. The conversion price of the October 2024 Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
In conjunction with the October 2024 Notes, the Company issued to the investors warrants to purchase an aggregate of 27,557 shares of Common Stock, representing 100.0% of the shares (the “Warrant Shares”) of Common Stock that each October 2024 Note is convertible into as of the issuance of the October 2024 Notes, at an exercise price of $151.20 per share (the “Exercise Price”), which was the most recent closing price of the Common Stock prior to the closing as reported by the Nasdaq Stock Market LLC (“Nasdaq”).
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

On December 31, 2024 the Company issued a convertible note to an investor for $250,000. Under the anti-dilution provisions in the October Notes agreement, existing holders of the October Notes conversion price, and the warrant exercise price adjusted after December 31, 2024 to the lower of a new fixed price $105.52 or the variable price based on the average of the five lowest prices over the prior ten trading days prior to the note conversion and warrant exercise.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The October 2024 Notes and October 2024 Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the October 2024 Notes for the year ended December 31, 2025 was $63,602. Interest expense on the October 2024 Notes for the year ended December 31, 2024 was $52,685.
As of December 31, 2025, the accredited investors had converted all of the October 2024 Notes into 73,280 of the Company's shares of common stock pursuant to the securities purchase agreement.
As of December 31, 2025, the accredited investors had exercised all of the warrants related to the October 2024 Warrants into 188,654 of the Company's shares of common stock pursuant to the securities purchase agreement for total gross proceeds to the Company of $1,590,085.
Senior Convertible Notes - December 2024
On December 31, 2024, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with an accredited institutional and individual investors (the “December Investor”), pursuant to which the Company agreed to issue to the December Investor (i) a $250,000 principal amount (the “December Principal Amount”) senior convertible promissory note, carrying a 10.00% original issue discount (the “December 2024 Note”), convertible into shares of our common stock and (ii) an accompanying warrant (the “December 2024 Warrant”) to purchase shares of Common Stock (the “December Private Placement”). On December 31, 2024, the Company closed the December Private Placement and issued the December Note and the December Warrant (the “Closing”).
The December Note have a term of 12 months and bear interest at an effective rate of 8.00% per annum, and have a maturity date of December 31, 2025. The December 2024 Note is convertible at the option of the December Investor, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $117.24 per share. In conjunction with the December 2024 Note, the Company issued to the December Investor December 2024 Warrant to purchase an aggregate of 2,132 shares of Common Stock, at an exercise price of $130.28 per share. Each of the conversion price of the December 2024 Note and exercise price of the December Warrant is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price or exercise price, as applicable, then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
Interest expense on the December Note for the year ended December 31, 2025 was $31,783. Interest expense on the December Note for the year ended December 31, 2024 was zero.
As of December 31, 2025, the accredited investors had converted all of the December 2024 Notes into 4,289 of the Company's shares of common stock pursuant to the securities purchase agreement.
Senior Convertible Notes - March 2025
On March 5, 2025, the Company issued to certain investors (i) an aggregate of $1,666,666.67 principal amount senior convertible promissory notes ("March 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("March 2025 Warrants") to purchase shares of Common Stock.
The March 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The March 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $80.80 per share. Each of the conversion price of the March 2025 Convertible Notes and the exercise price of the March 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price or exercise price, as applicable, then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The March 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each March 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $80.80 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Interest expense on the March 2025 Convertible Notes for the year ended December 31, 2025 was $19,316. There was no interest expense paid on the March 2025 Convertible Notes for the year ended December 31, 2024.
As of December 31, 2025, the accredited investors had converted all of the March 2025 Convertible Notes into 55,684 of the Company's shares of common stock pursuant to the securities purchase agreement.
As of December 31, 2025, the accredited investors had exercised all of the warrants related to the March 2025 Convertible Notes into 129,762 of the Company's shares of common stock pursuant to the securities purchase agreement for total gross proceeds to the Company of $602,496.
Senior Convertible Notes - April 2025
On April 28, 2025, the Company issued to certain investors (i) an aggregate of $1,444,444.44 principal amount senior convertible promissory notes ("April 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("April 2025 Warrants") to purchase shares of Common Stock.
The April 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The April 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $33.044 per share. The conversion price of the April 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The April 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each April 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $33.044 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the April 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Interest expense on the April 2025 Convertible Notes for year ended December 31, 2025 was $9,945, respectively. There was no interest expense paid on the April 2025 Convertible Notes for the year ended December 31, 2024.
As of December 31, 2025, the accredited investors had converted all of the April 2025 Convertible Notes into 50,723 of the Company's shares of common stock pursuant to the securities purchase agreement.
As of December 31, 2025, the accredited investors had exercised all of the warrants related to the April 2025 Convertible Notes into 131,227 of the Company's shares of common stock pursuant to the securities purchase agreement for total gross proceeds to the Company of $696,959.
Senior Convertible Notes - May 2025
On May 30, 2025, the Company issued to certain investors (i) an aggregate of $4,166,666.66 principal amount senior convertible promissory notes ("May 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("May 2025 Warrants") to purchase shares of Common Stock.
The May 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The May 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $31.20 per share. The conversion price of the May 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The May 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each May 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $31.20 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the May 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The May 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the May 2025 Convertible Notes for the year ended December 31, 2025 was $68,655, respectively. There was no interest expense paid on the May 2025 Convertible Notes for the year ended year ended December 31, 2024.
As of December 31, 2025, the accredited investors had converted all of the May 2025 Convertible Notes into 453,173 of the Company's shares of common stock pursuant to the securities purchase agreement.
As of December 31, 2025, the accredited investors had exercised 527,964 of the outstanding warrants related to the May 2025 Convertible Notes into 527,964 of the Company's shares of common stock pursuant to the securities purchase agreement for total gross proceeds to the Company of $1,350,205.
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
The September 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The September 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $6.8440 per share. The conversion price of the September 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The September 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each September 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $6.8440 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the September 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The September 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the September 2025 Convertible Notes for year ended December 31, 2025 was $3,490. There was no interest expense paid on the September 2025 Convertible Notes for the year ended December 31, 2024.
Senior Convertible Notes - November 2025
On November 17, 2025, the Company issued to certain investors (i) an aggregate of $277,777 principal amount senior convertible promissory notes ("November 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("November 2025 Warrants") to purchase shares of Common Stock.
The November 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The November 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $5.536 per share. The conversion price of the November 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The November 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each November 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $5.536 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the November 2025 Warrants is subject to full ratchet antidilution

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The November 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the November 2025 Convertible Notes for year ended December 31, 2025 was $2,660. There was no interest expense paid on the November 2025 Convertible Notes for the year ended December 31, 2024.
Senior Convertible Notes - December 2025
On December 17 and 26, 2025, the Company issued to certain investors (i) an aggregate of $222,222.22 principal amount senior convertible promissory notes ("December 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("December 2025 Warrants") to purchase shares of Common Stock.
The December 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The December 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $3.880 per share. The conversion price of the December 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The December 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each December 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $3.880 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the December 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The December 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the December 2025 Convertible Notes for year ended December 31, 2025 was $469. There was no interest expense paid on the December 2025 Convertible Notes for the year ended December 31, 2024.
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
Interest expense on the Fermata Promissory Notes for the year ended December 31, 2025 was $37,534. There was no interest expense on the Fermata Promissory Notes for the year ended December 31, 2024.

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
Further, at the Company’s Special Meeting of Stockholders held on October 6, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, which became effective December 15, 2025.
Therefore, following the above Reverse Stock Split's effectiveness, all references in the consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the Reverse Stock Split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented. No fractional shares were issued in connection with the reverse stock splits and each fractional share resulting from the reverse stock splits were rounded up to the next whole share.
Authorized Shares
As of December 31, 2025, the Company has authorized two classes of stock to be designated, respectively, common stock, and preferred stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 101,000,000, of which 100,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”).

On February 21, 2025, the stockholders of the Company, at a special meeting of the stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 100,000,000 shares to 200,000,000 shares.

Additionally, on December 29, 2025, the stockholders of the Company, at a special meeting of the stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized Common Stock from 200,000,000 shares to 400,000,000 shares.

Preferred Stock
The Board of Directors is expressly granted authority to issue shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a “Preferred Stock Designation”) and as may be permitted by the General Corporation Law of the State of Delaware. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation. See below for preferred stock of Nuvve Holding have issued and or are outstanding.
Series A Convertible Preferred Stock
On December 29, 2025, the stockholders of the Company, at a special meeting of the stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to designate 35,000 shares of preferred stock as Series A convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share. Accordingly, on December 30, 2025, pursuant to a private placement offering, the Company issued an aggregate of 6,000 shares of series A preferred stock and warrants to purchase an aggregate of 2,534,856 shares of Common Stock to certain institutional investors. The Company received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of $6,000,000) or $900

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.
At December 31, 2025, Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Cumulative Accrued Preferred Dividends	Accrued Dividends - Three Months Ended December 31, 2025	Accrued Dividends - Year Ended December 31, 2025	Liquidation Preference
1,000,000	6,000	6,000	$1,000	$6,000,000	$—	$—	$—	$6,000,000

The Series A Convertible Preferred Stock, net of preferred issuance costs, is presented as mezzanine equity as of December 31, 2025, in the Company’s consolidated balance sheets. The Series A Convertible Preferred Stock is classified as mezzanine equity because it is redeemable at the option of its holders upon a deemed liquidation event and has a condition for redemption that is not solely within the control of the Company.

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
July 2025 Registered Public Offering
On July 11, 2025, the Company, entered into an underwriting agreement (the “July 2025 Underwriting Agreement”) with Lucid Capital Markets, LLC (“Lucid”) pursuant to which the Company issued and sold to Lucid 76,112 shares (the “Shares”) of Common Stock and 49,624 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrants”) to purchase shares of Common Stock, at an offering price of $38.00 per Share (or $38.00 per Pre-Funded Warrant), and granted to Lucid an option for the issuance and sales of up to 18,860 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by the Company (the “July 2025 Offering”). The July 2025 Offering closed on July 14, 2025. The aggregate gross proceeds to the Company from the July 2025 Offering were approximately $5.50 million, before deducting underwriting discounts of 8.0% of the price to the public and any other expenses payable by the Company in connection with the July 2025 Offering. Pursuant to the July 2025 Underwriting Agreement the Company also agreed to issue to Lucid common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 5.0% of the securities sold in the July 2025 Offering at an exercise price of $42.00 per share of Common Stock.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

As noted above, on January 31, 2024, we entered into an Underwriting Agreement regarding the Offering which was comprised of the following:

1. 7,588 shares of common stock;
2. 7,060,000 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock;
3. 12,000 Series A Warrants (“Series A Warrants”) to purchase shares of common stock, with an initial exercise price of $800.00 per share and a term of five years following the issuance date;
4. 12,000 Series B Warrants (“Series B Warrants”) to purchase shares of common stock with an exercise price of $800.00 per share and a term of nine months following the issuance date; and
5. 12,000 Series C Warrants (“Series C Warrants”) to purchase shares of common stock with an exercise price of $800.00 per share and a term of five years following the issuance date, subject to early expiration as described below.

Each share of common stock and Pre-Funded Warrant issued in the Offering was accompanied by a Series A Warrant to purchase one share of common stock, a Series B Warrant to purchase one share of common stock and a Series C Warrant to purchase one share of common stock. The combined price per share of common stock and the accompanying Series A Warrant, Series B Warrant and Series C Warrant was $800.00. The combined price per share of each Pre-Funded Warrant and accompanying Series A Warrant, Series B Warrant, and Series C Warrant was equal to $799.96, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. The Series C Warrants may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, and are subject to an early expiration of nine months, in proportion and only to the extent any Series C Warrants expire unexercised. In addition, we granted Craig-Hallum warrants to purchase up to 1,200 shares of common stock (the “Underwriter Warrants”) at an exercise price of $800.00 per share. The Underwriter Warrants have a term of five years and are immediately exercisable, provided that 600 of the shares of common stock underlying the Underwriter Warrants shall only be exercisable pro rata upon the exercise of the Series B Warrants issued in the Offering. The Company recorded a loss on warrants issued of $305,065 on the date of issuance, which is the excess amount of fair value of the warrants issued over the net proceeds received, and presented in the consolidated statements of operations in "Other, net”.
Shelf Registration Statement
On June 27, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC which allows it, subject to limitations under the baby shelf rules discussed below, to issue unspecified amounts of common stock, preferred stock, warrants for the purchase of shares of common stock or preferred stock, debt securities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $300.00 million. The shelf registration statement was declared effective on July 7, 2025. The Company's ability to utilize the full capacity of the shelf registration, or any future shelf registration on Form S-3, is limited by the Company's compliance with the baby shelf rules. Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company public float is less than $75.00 million as of specified measurement periods, the number of securities that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to our shelf registration statement, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of its public float. As a result, the Company will be limited by the baby shelf rules until such time that it public float exceeds $75.00 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.

Warrants - Public and Private
In connection with its initial public offering on February 19, 2020, Newborn sold 359 units, which included one warrant to purchase Newborn’s common stock (the “Public Warrants”). Also, on February 19, 2020, NeoGenesis Holding Co., Ltd., Newborn’s sponsor (“the Sponsor”), purchased an aggregate of 17 private units, each of which included one warrant (the “Private Warrants”), which have the same terms as the Public Warrants. Upon completion of the merger between Nuvve and Newborn, the Public Warrants and Private Warrants were automatically converted to warrants to purchase Common Stock of the Company.
Each of the Public Warrants and Private Warrants entitles the holder to purchase one-half of a share of Nuvve’s Common Stock at a price of $184,000.00 per share. The term of the warrants commenced on March 19, 2021, the date of completion of the Business Combination, and expire on March 19, 2026. The Company may redeem the Public Warrants at a price of $160.00 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $264,000.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
underlying such Warrants during the 30 day redemption period. If the Company decides to redeem the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”
The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. Concurrently with the execution of the Merger Agreement, on November 11, 2020, Newborn entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 891 of Newborn’s common stock, at a purchase price of $16,000.00 per share, for an aggregate purchase price of $14,250,000 (the PIPE). Upon closing of the PIPE immediately prior to the closing of the Business Combination, the PIPE investors also received 1.9 PIPE Warrants to purchase the Company’s Common Stock for each share of Common Stock purchased. The PIPE Warrants are each exercisable for one-half of a common share at $184,000.00 per share and have the same terms as described above for the Public Warrants. The PIPE investors received demand and piggyback registration rights in connection with the securities issued to them.
Because the Private Warrants have dissimilar terms with respect to the Company’s redemption rights depending on the holder of the Private Warrants, the Company determined that the Private Warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. The Private Warrant is reflected as a liability in the consolidated balance sheet as of December 31, 2025 and 2024, and the change in the fair value of the Private Warrant for the years ended December 31, 2025 and 2024 in the consolidated statements of operations. See Note 4 for details of changes in fair value of the Private Warrants recorded in the consolidated statement of operations.
In conjunction with the issuance of Convertible Notes (see Note 10), the Company issued to the certain investors private warrants to purchase shares of Common Stock of the Company. These warrants are reflected as a liabilities in the consolidated balance sheet as of December 31, 2025, and the change in the fair value of the private warrants for the year ended December 31, 2025 in the consolidated statements of operations. Se the table for details of the warrants, and Note 4 for details of changes in fair value of the warrants recorded in the consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at December 31, 2025, including adjusted exercise price for full ratchet antidilution protection for some warrants as disclosed in Note 10:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Canceled	Number of Warrants Exercisable	Exercise Price	Adjusted Exercise Price	Adjusted Number of Warrants Exercisable	Expiration Date
Public Warrants	180	—	—	180	$184,000.00	$184,000.00	180	March 19, 2026
Private Warrants - February 2020	9	—	—	9	$184,000.00	$184,000.00	9	March 19, 2026
PIPE Warrants	85	—	—	85	$184,000.00	$184,000.0000	85	March 19, 2026
Private Pre-Funded Warrants - July 2024	1,500	1,500	—	—	$0.0400	$0.0400	0	Until Exercised in Full
2022 July Institutional/Accredited Investor Warrants	250	—	—	250	$60,000.00	$60,000.00	250	January 29, 2028
Underwriter Warrants - February 2024 offering	1,200	—	563	638	$800.00	$800.0000	638	February 2, 2029
2024 February Institutional/Accredited Investor Pre-Funded Warrants	1,438	1,438	—	—	$0.0400	$0.04	—	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	12,000	—	—	12,000	$800.00	$800.00	12,000	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series B	12,000	750	11,250	—	$800.00	$800.00	—	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	12,000	—	11,250	750	$800.00	$800.00	750	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	51,901	51,901	—	—	$0.74	$0.17	—	October 31, 2029
2024 December Institutional/Accredited Investor Warrants	2,132	—	—	2,132	$2.367	$2.367	117,356	December 31, 2029
2025 March Institutional/Accredited Investor Warrants	162,126	162,126	—	—	$0.74	$0.17	—	March 5, 2030
2025 April Institutional/Accredited Investor Warrants	150,869	150,869	—	—	$0.74	$0.17	—	April 28, 2030
2025 May Institutional/Accredited Investor Warrants	378,509	354,158	—	24,351	$0.78	$0.1384	244,962	May 30, 2030
2025 July Institutional/Accredited Investor Pre-funded Warrants	49,624	37,695	—	11,929	$0.0001	$0.0001	11,929	Until Exercised in Full
2025 July Institutional/Accredited Investor Warrants	7,230	—	—	7,230	$42.00	$42.00	7,230	July 11, 2030
2025 September Institutional/Accredited Investor Warrants	16,235	—	—	16,235	$0.17	$0.14	46,941	September 10, 2030
2025 November Institutional/Accredited Investor Warrants	117,356	—	—	117,356	$0.14	$0.14	117,356	November 27, 2030
2025 December 17, Institutional/Accredited Investor Warrants	46,941	—	—	46,941	$3.88	$3.88	46,941	December 17, 2030
2025 December 26 Institutional/Accredited Investor Warrants	46,941	—	—	46,941	$3.06	$3.06	46,941	December 26, 2030
2025 December 30 Institutional/Accredited Investor Warrants	2,534,856	—	—	2,534,856	$3.55	$3.55	2,534,856	December 30, 2030
2025 December Institutional/Accredited Investor Pre-Funded Warrants	55,532	27,766	—	27,766	$0.0001	$0.0001	27,766	Until Exercised in Full
Warrants - May 7, 2025 - 1st Tranche	75,000	—	—	75,000	$1.05	$1.05	75,000	May 7, 2030
Warrants - May 7, 2025 - 2nd Tranche	75,000	—	—	75,000	$1.25	$1.25	75,000	May 7, 2030
Warrants - May 7, 2025 - 3rd Tranche	75,000	—	—	75,000	$1.50	$1.50	75,000	May 7, 2030
Warrants - May 18, 2025 - 1st Tranche	16,667	—	—	16,667	$1.00	$1.00	16,667	May 18, 2030
Warrants - May 18, 2025 - 2nd Tranche	16,667	—	—	16,667	$1.25	$1.25	16,667	May 18, 2030
Warrants - May 18, 2025 - 3rd Tranche	16,667	—	—	16,667	$1.50	$1.500	16,667	May 18, 2030
	3,935,912	788,202	23,063	3,124,647			3,491,188
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	As of December 31,
	2025	2024
Beginning balance	42	—
Shares repurchased	0	42
Average purchase price per share	$—	$0.0001
Amount spent on repurchased shares	$—	$—
Aggregate Board of Directors repurchase authorizations during the period	—	42
Ending balance	42	42
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
In connection with the acquisition of Fermata in April 2025, 4,900,000 units of Fermata's entity preferred class A units, which is also the total number of Fermata's entity authorized preferred class A units, were issued to the former debt holders of the Seller. See Note 20 for details. The Fermata's entity preferred class A units are nonconvertible and nonredeemable, and does not pay dividends. The Fermata's entity preferred class A unit holders are entitled to an accrued compounded 10.0% annual preferred return in Fermata entity, and certain distributions in the event of profit in the Fermata entity until they are fully paid back their initial capital contributions which will be the final distribution and termination of their Fermata's entity preferred class A unit holdings.
At December 31, 2025, Fermata's Entity Preferred Units consisted of the following:

Units Authorized	Units Issued	Units Outstanding	Fair Value per Units	Carrying Value	Cumulative Preferred Returns	Preferred Returns - Three Months Ended December 31, 2025	Preferred Returns - Year Ended December 31, 2025	Liquidation Preference
4,900,000	4,900,000	4,900,000	$0.0340	$166,698	$12,818	$4,378	$12,818	$179,516
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in April 2025, class B units of up to 2,500,000 were authorized to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend. The class B unit holders are entitled to an accrued cumulative 18.0% annual return on unreturned capital contributions in Nuvve Mexico entity. As of December 31, 2025, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.
Series 3 J-Kiss Units - Nuvve Japan
In connection with the formation of Nuvve Japan K.K. in 2025, series 3 J-Kiss units of up to 100,000,000 were authorized to be issued to members admitted into the Nuvve Japan K.K. through subscription as investors. The series 3 J-Kiss units are nonconvertible and nonredeemable. As of December 31, 2025, Series 3 J-Kiss units had aggregate subscription of 10,090 units outstanding.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Share-Based Compensation
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Company’s Board of Directors extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by the stockholders, to increase the common shares reserved for issuance under the plan by 373,615 shares. As of December 31, 2025, there is an aggregate of 375,000 common shares reserved for issuance under the 2020 Plan and may reset on January 1 of each year, based on a formula set forth in the Equity Incentive Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. Forfeitures are accounted for as they occur. As of December 31, 2025, a total of 134,241 shares of common stock remained available for future issuance under the 2020 Plan.
Share-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Years Ended December 31,
	2025	2024
Options	$1,309,808	$2,370,564
Restricted stock	1,122,324	249,395
Stock options - modified options	—	169
Total	$2,432,132	$2,620,127
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee and nonemployee options. The following assumptions were used in the Black-Scholes option pricing model to calculate the fair value of stock options granted for the year ended December 31, 2025 the 2020 Plan.

2020 Plan
Expected life of options (in years) (1)	5.06
Dividend yield (2)	0%
Risk-free interest rate (3)	3.72%
Volatility (4)	56.01%
_________________
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
The following is a summary of the stock option activity under the 2010 Plan for the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	242	65,635.72	2.54	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(19)	20,338.69	—	—
Expired/Cancelled	—	—	—	—
Outstanding - December 31, 2025	223	69,495.10	2.90	—
Options Exercisable at December 31, 2025	223	69,495.10	2.90	—
Option Vested at December 31, 2025	223	69,495.10	2.90	—
There were no options granted during the year ended December 31, 2025.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2024	256	128,075.30	6.68	—
Granted	188,152	7.80	0.00	—
Exercised	—	—	—	—
Forfeited	(1)	108,320.00	—	—
Expired/Cancelled	—	—	—	—
Outstanding - December 31, 2025	188,407	181.24	9.88	—
Options Exercisable at December 31, 2025	188,364	180.64	9.89	—
Option Vested at December 31, 2025	188,364	180.64	9.89	—
The weighted-average grant-date fair value of options granted during the year ended December 31, 2025 was $4.06.
During the year ended December 31, 2021, 4,100 options were modified to lower the exercise price by $240.00 per share, which will result in $246,000 of incremental compensation cost to be recognized over the remaining vesting period. The amount of additional compensation expense for the year ended December 31, 2025 and December 31, 2024, was zero and $169, respectively.
Other Information:

	Years Ended December 31,
	2025	2024
Amount received from option exercised	$—	$—

	December 31, 2025		Weighted average remaining recognition period
Total unrecognized options compensation costs	$8,474		1.46
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized.
A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2024, and changes during the year ended December 31, 2025, is presented below:

	Shares	Weighted- Average Grant Date Fair Value($)
Nonvested at December 31, 2024	—	—
Granted	126,004	8.91
Vested/Release	(126,004)	8.91
Cancelled/Forfeited	—	—
Nonvested and Outstanding at December 31, 2025	—	—
As of December 31, 2025, there were no of total unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Income Taxes

Income (loss) before taxes includes the following components:
	Years Ended December 31,
	2025	2024
United States	$(29,931,476)	$(16,425,567)
Foreign	(1,618,512)	(999,245)
Total income (loss) before income taxes	(31,549,988)	(17,424,812)

Income tax expense is summarized as follows:

	Years Ended December 31,
	2025	2024
Federal	$—	$—
State	(1,000)	1,600
Current income tax (benefit) expense	(1,000)	1,600

Federal	—	—
State	—	—
Deferred income tax expense	$—	$—

Income tax (benefit) expense	$(1,000)	$1,600

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09, adopted prospectively for tax year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
Provision for income taxes at U.S. federal statutory rate	$(6,472,946)	21.0%
State and local income taxes, net of federal benefit (1)	(790)	—%
Foreign tax effects:	—
Other	339,887	(1.1)%
Changes in valuation allowances	4,554,105	(14.8)%
Nontaxable or nondeductible items:	—
Change in fair value of warrants	1,552,756	(5.0)%
Other	25,988	(0.1)%
Total tax provision and effective tax rate	$(1,000)	—%

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% to loss before taxes is as follows:

Year Ended December 31,
2024
Federal income tax benefit at statutory federal tax rate	$(3,659,211)
State income tax, net of federal benefit	(792,182)
Noncontrolling interest	—
Stock compensation	516,159
Change in fair value of warrants	(714,690)
Change in valuation allowance	4,335,676
Finance costs	—
Other	315,848
Income tax expense	$1,600

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
	2025	2024
Equity investment	$(7,439)	$(386,544)
Accrued liabilities and other	3,518,070	3,043,132
Right-of-use assets	(975,555)	(1,158,556)
Lease liabilities	1,140,488	1,332,754
Research and experimental expenditures	1,875,254	2,678,310
Net operating losses	31,750,528	26,176,691
Net deferred tax assets (liabilities) before valuation allowance	37,301,346	31,685,787
Valuation allowance	(37,301,346)	(31,685,787)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $116,648,000 and state net operating loss carryforwards of approximately $62,110,000. Of the federal net operating loss carryforwards, $3,070,000 will begin to expire in 2034, and the remainder do not expire. The state net operating loss carryforwards will begin to expire in 2034. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that there has not been a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects that it will be able to utilize these tax attributes.

A valuation allowance of $37,301,346 as of December 31, 2025, has been established against the Company’s deferred tax assets as it is more likely than not such assets will not be realized. The valuation allowance increased by $5,615,559 during the year ended December 31, 2025. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a significant impact the Company's consolidated financial statements.

As of December 31, 2025, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal and state income tax as well as income tax in various foreign countries. Due to net operating loss carryforwards from earlier years, the Company’s U.S. income tax returns are open to audit for the years ended December 31, 2014 through 2025. The Company’s foreign income tax returns are open to audit for the years ended December 31, 2018 through 2025.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2025	2024
Net loss attributable to Nuvve Holding Corp. common stockholders	$(30,822,551)	$(17,397,603)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	407,435	16,158
Net loss per share attributable to Nuvve common stockholders, basic and diluted	$(75.65)	$(1,076.70)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Years Ended December 31,
	2025	2024
Stock options issued and outstanding	188,630	48
Nonvested restricted stock issued and outstanding	0	119
Public warrants	180	180
Private warrants	9	9
PIPE warrants	85	85
2022 July Institutional/Accredited Investor Warrants	250	250
Underwriter Warrant - February 2024 offering	638	638
2024 February Institutional/Accredited Investor Warrants - series A	12,000	12,000
2024 February Institutional/Accredited Investor Warrants - series C	750	750
2024 October Institutional/Accredited Investor Warrants	—	27,557
2024 December Institutional/Accredited Investor Warrants	117,356	2,132
2025 May Institutional/Accredited Investor Warrants	244,962	—
2025 July Institutional/Accredited Investor Pre-funded Warrants	11,929	—
2025 July Institutional/Accredited Investor Warrants	7,230	—
2025 September Institutional/Accredited Investor Warrants	46,941	—
2025 November Institutional/Accredited Investor Warrants	117,356	—
2025 December 17, 2025 Institutional/Accredited Investor Warrants	46,941	—
2025 December 26, 2025 Institutional/Accredited Investor Warrants	46,941	—
2025 December 30, 2025 Institutional/Accredited Investor Warrants	2,534,856	—
2025 December Institutional/Accredited Investor Pre-Funded Warrants	27,766	—
May 2025 Consulting Warrants	225,000	—
May 2025 Consulting Warrants	50,000	—
Convertible preferred stock	2,534,856	—
Convertible notes payable	611,110	—
Total	6,825,784	43,766

Note 15 – Related Parties
As described in Note 5, the Company holds equity interests in and provides certain consulting services to Dreev, an entity in which a stockholder of the Company owns the other portion of Dreev’s equity interests. The consulting services was zero for the year ended December 31, 2025 and zero for the year ended December 31, 2024.
During the year ended December 31, 2025, the Company recognized revenue of $18,482 from an entity that is an investor of the Company. During the year ended December 31, 2024, the Company recognized revenue of $159,629 from the same entity that is an investor in the Company. The Company had a balance of accounts receivable of zero each at December 31, 2025 and December 31, 2024, from the same entity that is an investor in the Company.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As described in Note 10, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000. As of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the SPV Promissory Notes. As of December 31, 2025, the Company has repaid the $277,786 of Chief Executive Officer's principal and interest balance of $601,871of his SPV Promissory Note the through a non-cash exercise of his October 2024 Warrants. As of December 31, 2025, the principal and accrued interest was $564,446. Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811. Additionally, interest expenses of $153,228 and $44,176 were paid on the SPV Promissory Notes for the years ended December 31, 2025 and December 31, 2024, respectively.
As described in Note 10, in October 2024, the Company issued senior convertible notes with a conversion option to certain investors, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $250,000, and a Warrant to purchase 73,487 shares of Common Stock. As of December 31, 2025, the Chief Executive Officer had converted all of the October 2024 Notes into 13,153 of the Company's shares of common stock pursuant to the securities purchase agreement. Also, as of December 31, 2025, the Chief Executive Officer had exercised all of the warrants related to the October 2024 Warrants into 117,358 of the Company's shares of common stock pursuant to the securities purchase agreement.
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
As described in Note 10 in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $547,058.
Pursuant to a series 3 J-Kiss units subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 35 units, respectively, of series 3-J Kiss units. The series 3-J Kiss units were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from the Chief Executive Officer and Chief Financial Officer as of December 31, 2025. The loan receivables accrue interest at a rate of 6% per annum, and has a repayment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully repaid the principal and interest of the loan receivables.

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
Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2025	December 31, 2024

Operating lease assets	Right-of-use operating lease assets	$3,779,757	$4,493,360
Finance lease assets	Property and equipment, net	1,551	6,890
Total lease assets		$3,781,308	$4,500,250

Operating lease liabilities - current	Operating lease liabilities - current	$860,130	914,800
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,558,659	4,254,173
Finance lease liabilities - current	Other liabilities - current	2,340	6,969
Finance lease liabilities - noncurrent	Other long-term liabilities	—	1,519
Total lease liabilities		$4,421,130	$5,177,461

The components of lease expense are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2025	2024

Operating lease expense	Selling, general and administrative	$884,636	$912,671
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	6,190	5,568
Interest on finance lease liabilities	Interest expense, net	629	1,180
Total lease expense		$891,455	$919,419

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	December 31, 2025	December 31, 2025
2026	$897,443	$2,340
2027	913,705	—
2028	898,606	—
2029	925,564	—
2030	953,331	—
Thereafter	981,932	—
Total lease payments	5,570,581	2,340
Less: interest	(1,151,791)	—
Total lease liabilities	$4,418,790	$2,340

Lease term and discount rate:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease terms (in years):
Operating lease	5.9	6.7
Finance lease	0.3	1.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Information:

	Years Ended December 31,	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$721,870	$357,118
Operating cash flows from finance leases related to interest expense	$629	$1,180
Financing cash flows from finance leases	$8,267	$10,074

Leased assets obtained in exchange for new finance lease liabilities	$1,551	$6,890
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 4,811 square foot expansion. The term of the sublease is six months to twelve months with fixed base rental income ranging from $15,000 to $19,676 per month ending on May 31, 2026. The sublease has option for renewal or extension at the end of the sublease term through May 31, 2027.
In July 2024, the Company entered into a sublease agreement to sublease a portion of the Company's 7,842 square foot office space. The term of the sublease is 7.5 years with fixed base rental income ranging from $15,400 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2025	2024
Sublease income	Other, net	$549,667	$381,894

Lessor
In 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $98,321 and $101,415 at December 31, 2025 and 2024, respectively.
Lease income are as follows:

		Year Ended December 31,	Year Ended December 31,
	Classification	2025	2024
Lease income	Products	$3,094	$36,201
Interest income	Products	16,220	18,584
Total lease income		$19,314	$54,785

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
(b)     Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the years ended December 31, 2025 and 2024, $122,928 and $124,000, respectively, were paid under the research agreement. At December 31, 2025, we have $94,785 remaining to be paid under the agreement.
(c) In-Licensing
The Company is a party to a licensing agreement for non-exclusive rights to intellectual property which will expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company will pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of December 31, 2025 and December 31, 2024, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of December 31, 2025, no royalty expenses had been incurred under this agreement.
(d)     Investment
Due to sale of the Company's investment in Dreev, it is no longer committed to possible future additional contributions to the Investment in Dreev (Note 6) in the amount of $270,000.

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

(f)Fleet Electrification Program
On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.7 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination.

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

As of December 31, 2025, Fermata Energy II LLC, Nuvve New Mexico LLC and Deep Impact are included as the non-controlling interest entities.
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

The following table summarizes non-controlling interests presented as a separate component of stockholders’ equity on the Company’s consolidated balance sheets:

	December 31, 2025	December 31, 2024

Beginning Balance	$(28,809)	$(4,894,101)
Add: net loss attributable to non-controlling interests	$(726,437)	(53,376)
Less: dividends paid or accrued to non-controlling interests	—	151,508
Less: Preferred share accretion adjustment	—	322,932
Cancellation of non-controlling interests	—	5,393,108
Non-controlling interests	$(755,246)	$(28,809)

The following table summarizes non-controlling interests presented as a separate component of the Company’s consolidated statements of operations:

	December 31, 2025	December 31, 2024
Net loss attributable to non-controlling interests	$(726,437)	(28,809)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 - Reportable Segment and Significant Segment Expenses
The Company operates in a single business segment, which is grid modernization and energy storage and management.
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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Years Ended December 31,
	2025	2024
Revenue	$4,793,942	$5,286,229
(Add)/deduct:
Cost of sales	2,921,276	3,534,557
Inventory impairment loss	$3,469,895	$—
Selling, general, and administrative expense:
Employee compensation and benefits	$7,142,631	$9,131,878
Consultants	87,757	15,668
Marketing	1,040,496	543,162
Rent	1,009,347	1,000,084
Professional fees	1,161,416	955,263
Legal	2,233,148	791,006
Insurance (excluding health & D&O)	497,854	200,239
IT Expense	1,025,192	1,482,641
Travel	197,788	217,070
Office Meal and Employee Reimbursement	33,138	78,233
Dues & Subscriptions	230,514	350,648
Repairs and Maintenance	—	(10,581)
Office Supplies	—	5,517
Telephone	8,214	8,945
Utilities.	48,705	44,864
Depreciation & Amortization	329,500	337,971
Bank charges	29,700	27,462
Fair value of warrants issued for cryptocurrency strategy consulting services	8,194,000	—
Public Co Fees	2,311,874	2,614,414
Provision for credit losses	990,105	—
Other	180,940	(123,375)
Total selling, general, and administrative expense	26,752,318	17,671,110
Research and development expense:
Employee compensation and benefits	$2,361,578	$1,836,371
Consultants	466,784	1,629,718
Rent	3,780	—
License fees	340,051	764,097
Legal	404,608	128,473
IT Expense	154,209	52,963
Travel	49,916	47,948
Office Meal and Employee Reimbursement	5,416	14,004
Dues & Subscriptions	5,444	—
Repairs and Maintenance	28,183	61,558
Bank charges	6,774	5,642
Other	3,790	218
Total research and development expense	3,830,533	4,540,993

Total other income, net	630,092	3,035,619
Income tax (benefit) expense	(1,000)	1,600
Net loss	$(31,548,988)	$(17,426,412)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s intangible assets, goodwill and property, plant and equipment in different geographic locations:

	December 31, 2025	December 31, 2024
United States	$1,648,916	$1,508,977
United Kingdom	84	1,425
Denmark	131,150	166,322
	$1,780,149	$1,676,724

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
The following table summarizes the final fair value of the assets acquired and liabilities assumed at the acquisition date reflecting all measurement period adjustments:

Consideration transferred:
Cash	$340,200
Fair value of Class A Preferred units issued	166,698
Total	$506,898

Recognized amounts of identifiable assets acquired:
Inventory	$423,138
Furniture Fixtures and Equipment	79,000
Other Assets	10,081
Intangible Property	149,000
Accounts payable	(250,321)
Total identifiable net assets	410,898
Goodwill	96,000
Total	$506,898

The financial effect of the acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's consolidated results of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 21 - Subsequent Events
CamerEye Acquisition

On December 18, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CamerEye LLC, a Delaware limited liability company (“Seller”), pursuant to which the Company agreed to acquire, substantially all of the assets and certain specified liabilities of the Seller in exchange for a total purchase price of approximately $250,000, consisting of approximately $250,000 of assumed liabilities of the Seller. The CamerEye acquisition closed on January 5, 2026.

The Agreement contains customary representations and warranties and agreements by the Company and customary indemnification obligations of the Company.

The financial effect of the acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's consolidated results of operations.

The preliminary valuation of the assets acquired, and liabilities assumed have not been completed. The Company anticipates finalizing the fair value and the accounting for the acquisition within 12 months of the completion of acquisition date.

Fresno Economic Opportunities Commission - Termination of Agreement

On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.7 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination. Accounts receivable balance related to FEOC has been fully reserved. See Notes 6.

Omnia Global Agreements

On March 6, 2026, the Company entered into a cooperation agreement (the “Cooperation Agreement”) between and among the Company, Oelion AB, a company organized under the laws of Sweden (“Oelion”), and OMNIA Group Holdings AG, a company organized under the laws of Switzerland (“Omnia”). Concurrently with entry into the Cooperation Agreement the Company, Oelion and Omnia also entered into (i) a service agreement for engineering and managerial consulting services (the “Managerial Services Agreement”) and (ii) an aggregation service agreement for battery energy storage system (BESS) (the “Aggregation Service Agreement” and together with the Cooperation Agreement and the Managerial Services Agreement, the “Omnia Global Agreements”).

Pursuant to the Omnia Global Agreements, the Company has acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the Managerial Services Agreement the Company will provide its technology and expertise in management of advanced energy storage and grid modernization solutions and will receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, the Company has agreed to issue, subject to the accomplishment of various contractual and operational milestones, 814,532 shares of Common Stock, (the “Common Stock Consideration”), which is equivalent to approximately 19.9% of Nuvve’s outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior shareholder

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). Subject to completion of the requisite milestones, per the Cooperation Agreement, the Company will seek to hold a shareholder meeting for purposes of approval of the issuance of the Preferred Stock Consideration before any such issuance is made.