Form 10-Q
period 2026-03-31
Nuvve Holding Corp.
filed 2026-07-15
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
☐ Yes   ☒ No
As of July 6, 2026, 524,728 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Factors that could cause actual results to differ materially from those in forward-looking statements include, risks related to the rollout of Nuvve's business and the timing of expected business milestones; Nuvve's dependence on widespread acceptance and adoption of electric vehicles and increased installation of charging stations; Nuvve's ability to maintain effective internal controls over financial reporting; Nuvve's current dependence on sales of charging stations for most of its revenues; overall demand for electric vehicle charging and the potential for reduced demand if governmental rebates, tax credits and other financial incentives are reduced, modified or eliminated or governmental mandates to increase the use of electric vehicles or decrease the use of vehicles powered by fossil fuels, either directly or indirectly through mandated limits on carbon emissions, are reduced, modified or eliminated; potential adverse effects on Nuvve's backlog, revenue and gross margins if customers increasingly claim clean energy credits and, as a result, they are no longer available to be claimed by Nuvve; the effects of competition on Nuvve's future business; risks related to Nuvve's dependence on its intellectual property and the risk that Nuvve's technology could have undetected defects or errors; the risk that we conduct a portion of our operations through a joint venture exposes us to risks and uncertainties, many of which are outside of our control; changes in applicable laws or regulations; risks related to disruption of management time from ongoing business operations due to our joint ventures; risks relating to privacy and data protection laws, privacy or data breaches, or the loss of data; the possibility that Nuvve may be adversely affected by other economic, business, and/or competitive factors; risks related to changes in regulations applicable to our operations; risks related to our bitcoin treasury strategy; as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$1,727,260	$5,467,250
Restricted cash	320,000	320,000
Accounts receivable, net	1,275,787	1,094,651
Inventories	786,421	800,819
Prepaid expenses	1,073,227	883,301
Deferred costs - current	1,642,709	709,286
Due from related party	—	574,503
Other current assets	1,036,759	1,184,704
Total current assets	7,862,163	11,034,514

Property and equipment, net	522,391	618,444
Intangible assets, net	1,028,361	1,065,705
Goodwill	96,000	96,000
Investment in leases	97,739	98,321
Right-of-use operating lease assets	3,649,050	3,779,757
Deferred costs - noncurrent	594,558	594,558
Security deposit, long-term	118,464	105,782
Total assets	$13,968,726	$17,393,081

Liabilities and Equity
Current liabilities
Accounts payable	$4,761,958	$3,406,969
Accrued expenses	2,103,993	1,842,722
Deferred revenue - current	1,479,393	1,022,453
Due to related party - promissory notes - current	590,810	1,113,564
Convertible notes - current	367,888	616,179
Operating lease liabilities - current	867,785	860,130
Dividend payable	66,111	—
Other liabilities	—	2,340
Customer deposits	462,944	918,631
Total current liabilities	10,700,882	9,782,988

Operating lease liabilities - noncurrent	3,411,423	3,558,659
Deferred revenue - noncurrent	805,195	874,779
Warrants/investment rights liability	336,512	474,023
Other long-term liabilities	134,188	172,089
Total liabilities	15,388,200	14,862,538

Commitments and Contingencies
Mezzanine equity
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized, 349 issued and 15 outstanding at March 31, 2026, and 333 shares issued and outstanding at December 31, 2025; aggregate liquidation preference of $283,560 and $6,000,000 at March 31, 2026 and December 31, 2025, respectively	242,589	4,958,840
Stockholders’ equity
Preferred Class A units, zero par value, 4,900,000 shares authorized; 4,900,000 units issued and outstanding at March 31, 2026, and 4,900,000 units issued and outstanding at December 31, 2025.	166,698	166,698
Series 3 J-Kiss units,zero par value,100,000,000 shares authorized; 10,161 units issued and outstanding at March 31, 2026, and 10,090 units issued and outstanding at December 31, 2025.	973,746	615,960
Class B units, zero par value, 2,500,000 units authorized; 300,000 units issued and outstanding at March 31, 2026, and 300,000 units issued and outstanding at December 31, 2025.	300,000	300,000
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized; 119 shares issued and 119 outstanding at March 31, 2026, and zero shares issued and zero outstanding at December 31, 2025; aggregate liquidation preference of $2,183,820 and zero at March 31, 2026 and December 31, 2025, respectively	1,876,587	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized; 348,567 shares issued and 348,565 outstanding at March 31, 2026 and 114,993 shares issued and 114,991 outstanding at December 31, 2025, respectively	12,178	11,758
Treasury stock, at cost, 2 shares outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	198,448,429	193,616,119
Accumulated other comprehensive income	4,328	38,041
Accumulated deficit	(202,255,847)	(196,421,627)
Nuvve Holding Corp. stockholders’ deficit	(473,881)	(1,673,051)
Non-controlling interests	(1,188,182)	(755,246)
Total Nuvve stockholders’ deficit	(1,662,063)	(2,428,297)
Total mezzanine equity	242,589	4,958,840
Total Liabilities, Nuvve stockholders' deficit and mezzanine equity	$13,968,726	$17,393,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Products	$440,831	$565,551
Services	706,361	267,304
Grants	245,928	101,449
Total revenue	1,393,120	934,304
Operating expenses
Cost of products	581,891	493,215
Cost of services	160,077	68,029
Selling, general, and administrative	4,889,331	5,075,902
Research and development	1,606,018	883,772
Total operating expenses	7,237,317	6,520,918

Operating loss	(5,844,197)	(5,586,614)
Other income (expense)
Interest expense, net	(112,508)	(535,817)
Change in fair value of convertible notes	—	(1,091,006)
Change in fair value of warrants/investment rights liability	215,541	(124,618)
Other, net	137,481	459,454
Total other income (expense), net	240,514	(1,291,987)
Loss before taxes	(5,603,683)	(6,878,601)
Income tax expense	—	—
Net loss	$(5,603,683)	$(6,878,601)
Less: Net loss attributable to non-controlling interests	(432,936)	(5,598)
Net loss attributable to Nuvve Holding Corp.	$(5,170,747)	$(6,873,003)
Less: Preferred dividends	79,266	—
Less: Accretion of issuance discount on preferred stock	584,206	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(5,834,219)	$(6,873,003)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(28.96)	$(2,792.31)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	201,488	2,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(5,603,683)	$(6,878,601)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(33,714)	236
Total comprehensive loss	$(5,637,397)	$(6,878,365)
Less: Comprehensive loss attributable to non-controlling interests	(432,936)	(5,598)
Comprehensive loss attributable to Nuvve Holding Corp.	$(5,204,461)	$(6,872,767)
Less: Preferred dividends	(79,266)	—
Less: Accretion of issuance discount on preferred stock	(584,206)	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(4,540,989)	$(6,872,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Series A Convertible Preferred Stock (mezzanine equity)		Preferred Class A Units		Series 3 J-Kiss Units		Series A Convertible Preferred Stock		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2025	333	4,958,840	4,900,000	$166,698	10,090	615,960	—	—	300,000	$300,000	114,991	$11,758	2	$—	$193,616,119	$38,041	$(196,421,627)	$(755,246)	$(2,428,297)
Reclass of preferred stock	(20)	(326,700)	—	—	—	—	20	326,700	—	—	—	—	—	—	—	—	—	—	$326,700
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,682	—	—	—	1,682
Convertible Series A Preferred Stock Issuance, net of offering costs and accretion	15	242,589	—	—	—	—	99	1,549,887	—	—	—	—	—	—	—	—	—	—	1,549,887
Series 3 J-Kiss Units	—	—	—	—	71	357,786	—	—	—	—	—	—	—	—	—	—	—	—	357,786
Conversion of preferred stock, net of issuance costs and accretion	(313)	(4,632,140)	—	—	—	—	—	—	—	—	203,627	367	—	—	4,486,638	—	(584,207)	—	3,902,798
Exercise of warrants/warrants issuance	—	—	—	—	—	—	—	—	—	—	6,767	12	—	—	100,058	—	—	—	100,070
Conversion of convertible notes, net of offering costs	—	—	—	—	—	—	—	—	—	—	23,180	42	—	—	243,932	—	—	—	243,974
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,714)	—	—	(33,714)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,266)	—	(79,266)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,170,747)	(432,936)	(5,603,683)
Balances March 31, 2026	15	$242,589	4,900,000	$166,698	10,161	$973,746	119	1,876,587	300,000	$300,000	348,565	$12,178	2	$—	$198,448,429	$4,327	$(202,255,847)	$(1,188,182)	$(1,662,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Preferred Class A Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2024	—	$—	—	—	22,582	$6,408	42	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	—	—	—	—	554,659	—	—	—	554,659
Proceeds from direct offering, net of offering costs	—	—	—	—	5,336	21	—	—	564,847	—	—	—	564,868
Exercise of warrants/warrants issuance	—	—	—	—	10,791	43	—	—	854,053	—	—	—	854,096
Conversion of convertible notes, net of offering costs	—	—	—	—	39,200	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	—	—	—	—	236	—	—	236
Net loss	—	—	—		—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	—	—	—	—	77,909	6,629	42	—	169,211,321	46,730	(172,472,079)	(34,407)	(3,241,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(5,603,683)	$(6,878,601)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	112,680	72,677
Stock-based compensation	1,682	554,659
Loss on disposal of asset	20,716	—
Amortization of discount on debt and promissory notes	38,005	61,326
Amortization of discount on preferred stock	(584,206)	—
Change in fair value of warrants/investment rights liability	(215,541)	124,618
Change in fair value of convertible notes	—	1,091,006
Noncash lease expense	131,354	111,059
Change in operating assets and liabilities
Accounts receivable	(181,136)	606,037
Inventory	14,398	204,841
Prepaid expenses and other assets	(988,086)	210,137
Accounts payable	1,354,989	306,656
Advance deposit from customer	(455,687)	—
Accrued expenses and other liabilities	(34,876)	1,405,765
Deferred revenue	387,938	321,039
Net cash used in operating activities	(6,001,453)	(1,808,781)
Investing activities
Purchase of property and equipment	—	(12,284)
Net cash used in investing activities	—	(12,284)
Financing activities
Proceeds from exercise of warrants	100,070	854,096
Proceeds from debt and promissory notes obligations	—	3,273,524
Repayment of debt and promissory notes obligations	(575,811)	(2,069,579)
Proceeds from common stock offering, including pre-funded warrants, net of issuance costs	—	564,847
Payment of finance lease obligations	(647)	(2,855)
Proceeds from convertible series A preferred, net of offering costs	1,771,849	—
Proceeds from issuance of series 3 J-Kiss units	932,289	—
Net cash provided in financing activities	2,227,750	2,620,033
Effect of exchange rate on cash	33,713	19,112
Net increase (decrease) in cash and restricted cash	(3,739,990)	818,080
Cash and restricted cash at beginning of year	5,787,250	691,497
Cash and restricted cash at end of period	$2,047,260	$1,509,577

Supplemental Disclosure of cash information:
Cash paid for interest	$23,903	$490,462

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of preferred stock, net of issuance costs and accretion	$3,902,798	$—
Conversion of Notes and accrued interest to common shares	$243,973	$—

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
Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on October 6, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, and on December 11, 2025, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective December 15, 2025 (the “December 2025 Reverse Stock Split”). The December 2025 Reverse Stock Split is already reflected in the year ended December 31, 2025 consolidated financial statement balances.
Additionally, at the Company’s Special Meeting of Stockholders held on June 23, 2026, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-18 reverse split ratio, and on June 24, 2026, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect the reverse split effective July 6, 2026 (the “July 2026 Reverse Stock Split” and together with the December 2025 Reverse Stock Split, the “Reverse Stock Splits”).
The Reverse Stock Splits were applicable to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the Reverse Stock Split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of the Company's common stock or the par value of the common stock. All issued and outstanding common stock, options to purchase common stock, warrants to purchase common stock and per share amounts contained in the condensed consolidated financial statement have been retroactively adjusted to reflect Reverse Stock Split for all periods presented.
Structure of the Company

Nuvve has three wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc., and Hype Strategy LLC. Additionally, Nuvve has a 49% ownership interest in AggregationV2G LLC, a Delaware limited liability company, which has a controlling interest in Nuvve Japan KK (“Nuvve Japan”), and 51% ownership interest in CamerEye, LLC ("CamerEye"). Nuvve Corp. has four wholly owned subsidiaries or branches: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK, a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator, was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
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

In connection with Deep Impact, Nuvve CPO, WISE and Deep Impact entered into a Contribution and Unit Purchase Agreement (the “Contribution Agreement”), pursuant to which Nuvve CPO and WISE agreed to contribute $51 and $49, respectively to Deep Impact, and to provide certain services pursuant to separate services agreements to Deep Impact. For such contributions and the services, Nuvve CPO received 51 membership units in Deep Impact, equal to a 51% equity interest, and WISE received 49 membership units in Deep Impact, equal to a 49% equity interest. Please see Note 2 for the principles of consolidation. Deep Impact had limited business operations during the three months ended March 31, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In April 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units of Nuvve New Mexico, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of March 31, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
During the three months ended March 31, 2026, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (ii) unaudited interim condensed consolidated financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2025 Form 10-K, filed with the SEC on March 31, 2026.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and total equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2026 or any future period.
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $202.3 million and $196.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company incurred operating losses of approximately $5.8 million as of the three months ended March 31, 2026, and $32.2 million and $20.5 million for the years ended December 31, 2025, and 2024, respectively. The Company's cash used in operations was $6.0 million for the three months ended March 31, 2026, and $16.6 million and $15.7 million for the years ended December 31, 2025, and 2024, respectively. As of March 31, 2026, the Company had a cash balance, negative working capital, and total deficit of $1.7 million, $2.8 million and $1.7 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $1.0 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries and its consolidated variable interest entities. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company has 49% ownership interest in AggregationV2G LLC which has a controlling interest in Nuvve Japan. The Company has determined that AggregationV2G LLC is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates AggregationV2G LLC and records a non-controlling interest for the share of the entity owned by other AggregationV2G LLC members.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets
Cash	$1,299,249	$2,646
Inventories	183,219	$183,219
Intercompany loan receivable	10,500	2,774
Prepaid expenses and other current assets	212,212	81,837
Total Current Assets	1,705,180	270,476
Property and equipment, net	29,012	79,000
Intangible assets, net	149,000	149,000
Goodwill	96,000	96,000
Intercompany receivable	1,893,004	3,009,884
Security deposit, long-term	32,820	18,489
Total Assets	$3,905,016	$3,622,849

Liabilities
Accounts payable and other liabilities	$152,649	$90,063
Deferred revenue	105,000	100,000
Accrued expenses and dividend payable	74,074	60,053
Customer deposits	462,944	—
Promissory notes	597,969	1,148,738
Intercompany payable	3,291,634	2,910,040
Total Liabilities	$4,684,270	$4,308,894

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of March 31, 2026 and December 31, 2025 was $320,000.
Concentrations of Credit Risk
At March 31, 2026 and December 31, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2026, three customers accounted for 59.0% of revenue. The revenue amounts for each of the three customers were $0.44 million, $0.22 million and $0.16 million, respectively. For the three months ended March 31, 2025, two customers accounted for 69.6% of revenue. The revenue amounts for each of the two customers were $0.45 million, and $0.18 million, respectively.

During the three months ended March 31, 2026, the Company's top five customers accounted for approximately 69.5% of the Company’s total revenue. During the three months ended March 31, 2025, the Company's top five customers accounted for approximately 85.7% of the Company’s total revenue.

At March 31, 2026, three customers accounted for 46.3% of accounts receivable. At December 31, 2025, three customers accounted for 41.6% of accounts receivable.

Approximately 63.2% and 56.6% of the Company’s trade accounts receivable balance was with five customers at March 31, 2026 and December 31, 2025, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. ASU 2025-10 is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within) and one year later for all other entities. Early adoption is permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended March 31,
	2026	2025
Revenue recognized over time:
Services - engineering and others (1)(2)	$695,939	$220,492
Grid services	10,422	46,812
Grants	245,928	101,449
Revenue recognized at point in time:
Products	440,831	565,551
Total revenue	$1,393,120	$934,304
__________________
(1) The three months ended March 31, 2025 amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses. There is no such amount for March 31, 2026.
(2) The three months ended March 31, 2026 amount includes $441,201 of grid interconnection service revenue from Nuvve Japan subsidiary and $63,029 in related cost of services.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of March 31, 2026 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2026 (remaining nine months)	$1,479,402
2027	264,874
2028	224,375
2029	179,395
Thereafter	136,542
Total (1)	$2,284,588
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended March 31,
	2026	2025
Revenues:
United States	$835,217	$862,639
Japan	540,488	—
Denmark	17,415	71,665
	$1,393,120	$934,304

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at March 31, 2026 and December 31, 2025 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2026	Total Gains (Losses) For The Three Months Ended March 31, 2026
Recurring fair value measurements
2024 October Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$1,403
2025 May Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$11,272
2025 September Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$2,862
Senior Convertible Notes - September 2025	$—	$—	$117,070	$117,070	$—
2025 November Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$12,311
Senior Convertible Notes - November 2025	$—	$—	$245,865	$245,865	$—
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$9,848
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$258,482	$258,482	$177,845
2026 January Institutional/Accredited Investor Warrants	$—	$—	$6,559	$6,559	$—
2026 February Institutional/Accredited Investor Warrants	$—	$—	$7,411	$7,411	$—
2026 March 6 Institutional/Accredited Investor Warrants	$—	$—	$9,306	$9,306	$—
2026 March 27 Institutional/Accredited Investor Warrants	$—	$—	$54,754	$54,754	$—
Total recurring fair value measurements	$—	$—	$699,447	$699,447	$215,541

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025	Total Gains (Losses) For The Three Months Ended March 31, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$—	$—	$217,896
2024 October Institutional/Accredited Investor Warrants	$—	$—	$1,403	$1,403	$265,178
Senior Convertible Notes - October 2024	$—	$—	$—	$—	$(1,091,006)
Additional Investment Rights - October 2024	$—	$—	$—	$—	$(676,717)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$69,025
2025 May Institutional/Accredited Investor Warrants	$—	$—	$11,272	$11,272	$—
2025 September Institutional/Accredited Investor Warrants	$—	$—	$2,862	$2,862	$—
Senior Convertible Notes - September 2025	$—	$—	$112,302	$112,302	$—
2025 November Institutional/Accredited Investor Warrants	$—	$—	$12,311	$12,311	$—
Senior Convertible Notes - November 2025	$—	$—	$281,185	$281,185	$—
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$9,848	$9,848	$—
Senior Convertible Notes - December 17 and 26 2025	$—	$—	$222,691	$222,691	$—
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$436,327	$436,327	$—
Total recurring fair value measurements	$—	$—	$1,090,202	$1,090,202	$(1,215,624)
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 11) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2024 October Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	2025 September Institutional/Accredited Investor Warrants	Senior Convertible Notes - September 2025	2025 November Institutional/Accredited Investor Warrants	Senior Convertible Notes - November 2025	2025 December 17 and 26 Institutional/Accredited Investor Warrants	Senior Convertible Notes - December 17 and 26 2025 (1)	2025 December 30 Institutional/Accredited Investor Warrants and AIR	2026 January Institutional/Accredited Investor Warrants	2026 February Institutional/Accredited Investor Warrants	2026 March 6 Institutional/Accredited Investor Warrants	2026 March 27 Institutional/Accredited Investor Warrants
Balance at December 31, 2025	$1,403	$11,272	$2,862	$112,302	$12,311	$281,185	$9,848	$222,691	$436,327	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	—	—	—	—	6,559	7,411	9,306	54,754
Interest Expense	—	—	—	4,768	—	4,898	—	4,484	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	—	—	(40,218)	—	(222,222)	—	—	—	—	—
Total (gains) losses for period included in earnings	(1,403)	(11,272)	(2,862)	—	(12,311)	—	(9,848)	—	(177,845)	—	—	—	—
Balance at March 31, 2026	$—	$—	$—	$117,070	$—	$245,865	$—	$4,953	258,482	6,559	7,411	9,306	54,754
__________________
(1) The three months ended March 31, 2025 ending balance amount consist of only interest amount.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 3.09 years, risk free rate of 3.56%, no dividends, volatility of 83.0%, common stock price of $45.72, and strike price of $800.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 3.80 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $2,721.60.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 3.83 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $2,721.60.

The fair value of the level 3 Senior Convertible Notes - October 2024 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $2,449.44.

The fair value of the level 3 Additional Investment Rights - October 2024 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $2,449.44.

The fair value of the level 3 2024 December Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 0.00 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $2,449.44.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.20 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.42 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $532.80.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.61 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.69 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at March 31, 2026 using the Monte Black-Scholes model which used the following inputs: term of 0.60 years risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $45.72, and strike price of $122.40.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.21 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.70 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.83 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at March 31, 2026 using the Monte Black-Scholes model which used the following inputs: term of 0.90 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.52 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 2025 December 17 and 26 Institutional/Accredited Investor Warrants was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.80 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 December 17 and 26 Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.85 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $69.84.

The fair value of the level 3 Senior Convertible Notes - 2025 December 17 and 26 was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 1.52 years risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $69.84.

The fair value of the level 3 2025 December 30 Institutional/Accredited Investor Warrants and AIR was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.75 years, risk free rate of 3.83%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $11.33.

The fair value of the level 3 2025 December 30 Institutional/Accredited Investor Warrants and AIR was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.20%, no dividends, volatility of 53.0%, common stock price of $45.72, and strike price of $63.92.

The fair value of the level 3 2026 January Institutional/Accredited Investor Warrants and AIR was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.84 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $31.32.

The fair value of the level 3 2026 February Institutional/Accredited Investor Warrants and AIR was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.87 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.34.

The fair value of the level 3 2026 March 6 Institutional/Accredited Investor Warrants and AIR was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.93 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $16.38.

The fair value of the level 3 2026 March 27 Institutional/Accredited Investor Warrants and AIR was estimated at March 31, 2026 using the Black-Scholes model which used the following inputs: term of 4.99 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $11.34.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2026 and 2025.

Cash, accounts receivable, accounts payable, and accrued expenses are generally carried on the cost basis, which management believes approximates fair value due to the short-term maturity of these instruments.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt Obligations

The following outstanding debt obligations are reflected in the Company's condensed consolidated balance sheet at carrying value since the Company did not elect to remeasure the following debt obligations to fair value at the end of each reporting period. The carrying values of these debt obligations approximate fair value due to the short-term maturity of these debt obligations.

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Promissory Notes - August 16, 2024	$—	$—	$564,446	$564,446
Promissory Notes - Fermata Energy II LLC	$597,969	$597,969	$584,292	$584,292

Note 5 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		March 31, 2026	December 31, 2025
Trade receivables		$2,582,182	$2,401,271
Less: allowance for credit losses		(1,306,395)	(1,306,620)
	Accounts receivable, net	$1,275,787	$1,094,651

Allowance for credit losses:

	Balance December 31, 2025	$(1,306,620)
	Provision	225
	Write-off	—
	Recoveries	—
	Balance at March 31, 2026	$(1,306,395)

Note 6 – Inventories
The following table summarizes the Company’s inventories balance by category:

	March 31, 2026	December 31, 2025
DC Chargers	$236,772	$230,272
AC Chargers	313,914	337,812
Component parts and Carbon Credit	235,735	232,735
Total	$786,421	$800,819

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			March 31, 2026	December 31, 2025
Computers & Servers	1 year	to	3 years	$176,402	$176,702
Vehicles	5 years	to	7 years	62,746	64,297
Office furniture and equipment	3 years	to	5 years	424,366	445,323
Test units and loaned chargers (1)	5 years	to	7 years	741,266	743,817
Total				1,404,780	1,430,140
Less: Accumulated Depreciation				(882,389)	(811,696)
Property, plant and equipment, net				$522,391	$618,444

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$75,337	$43,968
__________________
(1) Represents DC Chargers temporarily loaned out to customers while their DC Chargers are being repaired.

Note 8 – Intangible Assets and Goodwill

Intangible Assets
At both March 31, 2026 and December 31, 2025, the Company had recorded a gross intangible asset balance of $2,240,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $37,343 and $34,860 for the three months ended March 31, 2026 and 2025, respectively. Accumulated amortization totaled $1,212,194 and $1,174,851 at March 31, 2026 and December 31, 2025, respectively.

The net amount of intangible assets of $1,028,361 at March 31, 2026, will be amortized over the weighted average remaining life of 8.71 years.
Total estimated future amortization expense is as follows:

2026 (remaining nine months)	$110,362
2027	142,706
2028	142,706
2029	142,706
2030	142,706
Thereafter	347,175
$1,028,361

Goodwill
The following table summarizes the Company’s goodwill balance:

	March 31, 2026	December 31, 2025
Beginning Balance	$96,000	$—
Additions	—	96,000
Total	$96,000	$96,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Debt
The following is a summary of debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Promissory Notes - August 16, 2024 (2)	—	564,446
Senior Convertible Notes - September 2025 (2)	117,070	112,302
Senior Convertible Notes - November 2025 (2)	245,865	281,186
Senior Convertible Notes - December 2025	4,953	222,691
Promissory Notes - Fermata Energy II LLC (1) (2)	597,969	584,292
Total outstanding principal balance	965,856	1,764,917
Less: unamortized debt issuance costs and discounts	(7,159)	(35,174)
Total debt	958,697	1,729,743
Less: current portion of long-term debt	958,697	1,729,743
Long-term debt, net of current portion	$—	$—
__________________
(1) Amount represents related party notes.
(2) Amount includes accrued interest.
As of March 31, 2026, the total future maturities of the principal amounts of the debt obligations are as follows:

2026 (remaining nine months)	$958,697
958,697
Promissory Notes - August 16, 2024
In connection with the formation of Deep Impact (see Note 1), Promissory Notes (each a “SPV Promissory Note”) with conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “SPV Note Holders”), respectively, in exchange for up to an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each SPV Promissory Note was issued with an original principal amount of $750,000 (the “Principal Amount”). As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes.
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
Interest expense on the SPV Promissory Notes for the three months ended March 31, 2026 was $13,724. Interest expense on the SPV Promissory Notes for the three months ended March 31, 2025 was $37,380.
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
The September 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The September 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $123.1920 per share. The conversion price of the September 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The September 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each September 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $123.1920 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the September 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The September 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the September 2025 Convertible Notes for three months ended March 31, 2026 was $4,768. There was no interest expense paid on the September 2025 Convertible Notes for the three months ended March 31, 2025.
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
The November 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The November 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $99.648 per share. The conversion price of the November 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The November 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each November 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $99.648 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the November 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The November 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the November 2025 Convertible Notes for three months ended March 31, 2026 was $5,646. There was no interest expense paid on the November 2025 Convertible Notes for the year ended March 31, 2025.
Senior Convertible Notes - December 2025
On December 17 and 26, 2025, the Company issued to certain investors (i) an aggregate of $222,222 principal amount senior convertible promissory notes ("December 2025 Convertible Notes"), carrying a 10.00% original issue discount, convertible into shares of Common Stock, and (ii) accompanying warrants ("December 2025 Warrants") to purchase shares of Common Stock.
The December 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The December 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $69.840 per share. The conversion price of the December 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The December 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each December 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $69.840 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
investment right, as set forth in the purchase agreement. The exercise price of the December 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The December 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the December 2025 Convertible Notes for the three months ended March 31, 2026 was $4,484. There was no interest expense paid on the December 2025 Convertible Notes for the three months ended March 31, 2025.
As of March 31, 2026, the accredited investors had converted the principal balance of the December 2025 Convertible Notes into 19,627 of the Company's shares of common stock pursuant to the securities purchase agreement. The remaining liability balance for this note of $4,953 pertains to outstanding interest payable.
Promissory Notes - Fermata Energy II LLC
On April 23, 2025, promissory notes with conversion option were issued to certain employees of the Company, including Gregory Poilasne, the Chief Executive Officer of the Company (collectively, the “Fermata Promissory Notes”), respectively, in exchange for up to an aggregate of $547,058, to further support project costs in exchange for their investment into Fermata Energy II LLC. Each Fermata Promissory Note was issued carrying a 15.00% original issue discount. On September 26, 2025, the Fermata Promissory Note issued to Gregory Poilasne was amended and restated to remove the conversion option under such note.
The Fermata Promissory Notes have a term of 12 months and bear interest at a rate of 10.00% per annum.
Interest expense on the Fermata Promissory Notes for the three months ended March 31, 2026 was $13,676. There was no interest expense on the Fermata Promissory Notes for the three months ended March 31, 2025.
The Fermata Promissory Notes were not paid by the maturity date, and the Company has begun a process to amend the terms of the notes.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10 – Stockholders’ Deficit

Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on October 6, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-40 reverse split ratio, which became effective December 15, 2025.
Additionally, at the Company’s Special Meeting of Stockholders held on June 23, 2026, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-2 to 1-for-40. The Board approved a 1-for-18 reverse split ratio, which became effective July 6, 2026.
Therefore, following the above Reverse Stock Split's effectiveness, all references in the condensed consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the Reverse Stock Split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented. No fractional shares were issued in connection with the reverse stock splits and each fractional share resulting from the reverse stock splits were rounded up to the next whole share.
Authorized Shares
As of March 31, 2026, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 201,000,000, of which 200,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 11, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K for a detailed discussion of the Company’s stockholders' equity.

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
On December 30, 2025, pursuant to a private placement offering, the Company issued an aggregate of 333 shares of series A preferred stock and warrants to purchase an aggregate of 140,825 shares of Common Stock to certain institutional investors. The Company received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of $6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.
During the three months ended March 31, 2026, the Company issued an aggregate of 114 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 141,130 shares of Common Stock to certain institutional investors. The Company received aggregate proceeds of $1,850,000, net of a 10% original issue discount (gross stated value of $2,055,556).

During the three months ended March 31, 2026, 313 shares of the Series A Convertible Preferred Stock or $5,650,156 of the Series A Convertible Preferred Stock, net of preferred issuance costs, were converted into 203,627 of the Company common shares. Please see the table below for the Series A Convertible Preferred Stock outstanding as of March 31, 2026.

Additionally, as of March 31, 2026, 15 shares of Series A Convertible Preferred Stock or $242,589 of the Series A Convertible Preferred Stock, net of preferred issuance costs, is presented as mezzanine equity in the Company’s condensed consolidated balance sheets. The $242,589 Series A Convertible Preferred Stock is classified as mezzanine equity because it is redeemable at the option of its holders upon a deemed liquidation event and has a condition for redemption that is not solely within the control of the Company.
At March 31, 2026, Series A Convertible Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Cumulative Accrued Preferred Dividends	Dividend - Three Months Ended March 31, 2026	Liquidation Preference
35,000	119	119	$1,000	$1,876,587	$42,820	$42,820	$2,183,820

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At March 31, 2026, Series A Convertible Preferred Stock (Mezzanine equity) consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Cumulative Accrued Preferred Dividends	Dividend - Three Months Ended March 31, 2026	Liquidation Preference
35,000	349	15	$1,000	$242,589	$5,560	$5,560	$283,560

Warrants
In conjunction with the issuance of Preferred Stock and Convertible Notes, the Company issued to the certain investors private warrants to purchase shares of Common Stock of the Company. These warrants are reflected as a liabilities in the condensed consolidated balance sheet as of March 31, 2026, and the change in the fair value of the private warrants for the three months ended March 31, 2026 in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of these warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at March 31, 2026, including adjusted exercise price for full ratchet antidilution protection for some warrants:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Adjusted Exercise Price	Adjusted Number of Warrants Exercisable	Expiration Date
2022 July Institutional/Accredited Investor Warrants	14	—	—	14	$1,080,000.00	$1,080,000.00	14	January 29, 2028
Underwriter Warrants - February 2024 offering	67	—	31	36	$14,400.00	$14,400.00	36	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	667	—	—	667	$14,400.00	$14,400.00	667	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	667	—	625	42	$14,400.00	$14,400.00	42	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	2,883	2,883	—	1,436	$13.31	$8.5212	3,425	October 31, 2029
2025 May Institutional/Accredited Investor Warrants	28,544	—	—	28,544	$14.04	$8.5212	32,984	May 30, 2030
2025 July Institutional/Accredited Investor Pre-funded Warrants	2,757	2,757	—	—	$0.0018	$0.0018	—	Until Exercised in Full
2025 July Institutional/Accredited Investor Warrants	402	—	—	402	$756.00	$756.00	402	July 11, 2030
2025 September Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$3.0798	$8.5212	13,039	September 10, 2030
2025 November Institutional/Accredited Investor Warrants	13,663	—	—	13,663	$2.49	$8.52	32,599	November 27, 2030
2025 December 17, Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$69.84	$8.52	13,039	December 17, 2030
2025 December 26 Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$55.15	$8.52	13,039	December 26, 2030
2025 December 30 Institutional/Accredited Investor Warrants	140,825	—	—	140,825	$63.92	$8.52	1,056,190	December 30, 2030
2025 December Institutional/Accredited Investor Pre-Funded Warrants	3,085	1,543	—	1,543	$0.0018	$0.0018	1,543	Until Exercised in Full
2026 January Institutional/Accredited Investor Warrants	12,387	—	—	12,387	$31.40	$8.52	45,638	January 29, 2031
2026 February Institutional/Accredited Investor Warrants	13,663	—	—	13,663	$20.33	$8.52	32,599	February 10, 2031
2026 March 6 Institutional/Accredited Investor Warrants	16,943	—	—	16,943	$16.38	$8.52	32,599	March 6, 2031
2026 March 27 Institutional/Accredited Investor Warrants	98,138	—	—	98,138	$11.32	$8.52	117,354	March 27, 2031
May 2025 Consulting Warrants	4,167	—	—	4,167	$756.00	$756.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$900.00	$900.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$1,080.00	$1,080.00	4,167	May 7, 2030
May 2025 Consulting Warrants	926	—	—	926	$720.00	$720.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$900.00	$900.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$1,080.00	$1,080.00	926	May 18, 2030
	366,379	7,183	656	359,977			1,410,488

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Treasury Stock
The Company's Board authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	March 31, 2026	December 31, 2025
Beginning balance	2	2
Shares repurchased	—	—
Average purchase price per share	$—	$—
Amount spent on repurchased shares	$—	$—
Aggregate Board of Directors repurchase authorizations during the period	—	$—
Ending balance	2	2
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
At March 31, 2026, Fermata's Entity Preferred Units consisted of the following:

Units Authorized	Units Issued	Units Outstanding	Fair Value per Units	Carrying Value	Cumulative Preferred Returns	Preferred Returns - Three Months Ended March 31, 2026	Liquidation Preference
4,900,000	4,900,000	4,900,000	$0.0340	$166,698	$17,305	$4,488	$184,003
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in April 2025, class B units of up to 2,500,000 were authorized to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend. The class B unit holders are entitled to an accrued cumulative 18.0% annual return on unreturned capital contributions in Nuvve Mexico entity. Cumulative annual return of $35,679 on unreturned capital contributions has been accrued as of March 31, 2026. As of March 31, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.
Series 3 J-Kiss Units - Nuvve Japan
In connection with the formation of Nuvve Japan in 2025, series 3 J-Kiss units of up to 100,000,000, no par value, were authorized to be issued to members admitted into the Nuvve Japan. through subscription rights as investors. The series 3 J-Kiss units are convertible into the Nuvve Japan common shares and are nontransferable, and does not pay dividend. The number of shares to be issued by Nuvve Japan upon conversion of the subscription rights shall be the number obtained by dividing the total amount of the subscription rights issue price by the conversion price. The conversion price is determined at the next equity financing of Nuvve Japan as described in the subscription rights agreement. As of March 31, 2026, Series 3 J-Kiss units had aggregate subscription of 10,161 units outstanding, no par value.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Board extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 20,756 shares. As of March 31, 2026, there is an aggregate of 20,833 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 7,458 shares of common stock remained available for future issuance under the 2020 Plan as of July 6, 2026. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended March 31,
	2026	2025
Options	$1,682	$554,659
Total	$1,682	$554,659

The following is a summary of the stock option activity under the 2010 Plan for the three months ended March 31, 2026:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	12	1,250,911.84	2.90	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(1)	1,199,983.10	—	—
Outstanding - March 31, 2026	11	1,257,054.00	2.99	—
Options Exercisable at March 31, 2026	11	1,257,054.00	2.99	—
Options Vested at March 31, 2026	11	1,257,054.00	2.99	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 was zero.

The following is a summary of the stock option activity under the 2020 Plan for the three months ended March 31, 2026:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	10,467	3,262.29	9.88	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	(1)	2,376,000.00	—	—
Outstanding - March 31, 2026	10,467	3,136.34	9.64	—
Options Exercisable at March 31, 2026	10,467	3,127.63	9.64	—
Options Vested at March 31, 2026	10,467	3,136.34	9.64	—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 was zero.
Other Information:

	Three Months Ended March 31,
	2026	2025
Amount received from option exercised	$—	$—

	March 31, 2026		Weighted average remaining recognition period
Total unrecognized options compensation costs	$6,791		1.27
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.

The Company did not have any nonvested restricted stock units as of the three months ended March 31, 2026.

As of March 31, 2026, there were no unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Income Taxes

	Three Months Ended March 31,
	2026	2025
Income tax expense	$—	$—
Effective tax rate	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2026, there was no material change from the year ended December 31, 2025 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Net loss attributable to Nuvve Holding Corp. common stockholders	$(5,834,219)	$(6,873,003)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	201,488	2,461
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(28.96)	$(2,792.31)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options issued and outstanding	10,478	9
Nonvested restricted stock issued and outstanding	—	—
Public warrants	—	10
Private warrants - February 2020	—	—
PIPE warrants	—	5
2022 July Institutional/Accredited Investor Warrants	14	14
Underwriter Warrant - February 2024 offering	36	35
2024 February Institutional/Accredited Investor Warrants - series A	667	667
2024 February Institutional/Accredited Investor Warrants - series C	42	42
2024 October Institutional/Accredited Investor Warrants	1,436	1,594
2024 December Institutional/Accredited Investor Warrants	—	118
2025 March Institutional/Accredited Investor Warrants	—	1,146
2025 May Institutional/Accredited Investor Warrants	28,544	—
2025 July Institutional/Accredited Investor Warrants	402	—
2025 September Institutional/Accredited Investor Warrants	5,465	—
2025 November Institutional/Accredited Investor Warrants	13,663	—
2025 December 17, Institutional/Accredited Investor Warrants	5,465	—
2025 December 26 Institutional/Accredited Investor Warrants	5,465	—
2025 December 30 Institutional/Accredited Investor Warrants	140,825	—
2025 December Institutional/Accredited Investor Pre-Funded Warrants	1,543	—
2026 January Institutional/Accredited Investor Warrants	12,387	—
2026 February Institutional/Accredited Investor Warrants	13,663	—
2026 March 6 Institutional/Accredited Investor Warrants	16,943	—
2026 March 27 Institutional/Accredited Investor Warrants	98,138	—
May 2025 Consulting Warrants	12,500	—
May 2025 Consulting Warrants	2,778	—
Convertible preferred stock	134,364	—
Convertible notes payable	21,593	—
Total	526,411	3,640

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Related Parties
During the three months ended March 31, 2026 and 2025 the Company recognized revenue of zero and $8,877, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at March 31, 2026 and December 31, 2025 from the same entity that is an investor in the Company.
As described in Note 9, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes. As of December 31, 2025, the Company has repaid $277,786 of the Chief Executive Officer's principal and interest balance of $601,871 of his SPV Promissory Note the through a non-cash exercise of his October 2024 Warrants. Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811.
As described in Note 9, in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $547,058.
Effective December 31, 2025, the Company determined to transfer 155 Class A Units of AggregationV2G LLC, or 15.5% of the total equity interests of AggregationV2G LLC, to each of Messrs. Poilasne and Robson as compensation for services provided as executive officers. As a result, the Company holds 490 Class A Units of AggregationV2G LLC, representing 49% of the total equity interests of AggregationV2G LLC. AggregationV2G LLC holds a 100% equity interest in Nuvve Japan.

In July, 2026, the Company and Nuvve Japan entered into a development services agreement (the “Development Services Agreement”) and an intellectual property assignment agreement (the “Japan IP Agreement”), pursuant to which the Company agreed to provide certain operational services to Nuvve Japan and the Company agreed to license certain patents and intellectual property rights to Nuvve Japan relating to the Company’s green energy technology business for V2G and battery aggregation services. The Company’s Chief Executive Officer and Chief Financial Officer each have a 15.5% ownership interest in AggregationV2G LLC, which is the parent of Nuvve Japan.

Pursuant to series 3 J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 35 SARs, respectively, of series 3-J Kiss SARs (the “JKISS Investment”. The series 3-J Kiss SARs were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from the Gregory Poilanse, our Chief Executive Officer and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. In connection with JKISS Investment, Messrs. Poilasne and Robson entered into loan agreements with Nuvve Japan (the “Nuvve Japan Loan Agreements”), pursuant to which Nuvve Japan agreed to lend Messrs. Poilasne and Robson $351,085 and $223,418, respectively, which represented the consideration payable by each officer in exchange for the receipt of Series 3 J-Kiss SARs in the JKISS Investment. The loans under the Nuvve Japan Loan Agreements accrued interest at a rate of 6% per annum, and had a repayment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully repaid the principal and interest amounts owed under the respective Nuvve Japan Loan Agreements. The Company and the Chief Executive Officer and Chief Financial Officer agreed that each officer would enter into an agreement with Nuvve Japan pursuant to which their respective Series 3-J-Kiss SARs will be cancelled in exchange for Nuvve Japan returning the respective investment amounts in cash or a note receivable, or a combination of both, for each officer’s respective Series 3 J-Kiss SARs. The cancellation agreements between each of Messrs. Poilasne and Robson were effective as of July 9, 2026.

See Note 20 – Subsequent Events – Related Party Loans-Nuvve Japan for additional information.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 – Leases
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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2026	December 31, 2025

Operating lease assets	Right-of-use operating lease assets	$3,649,050	3,779,757
Finance lease assets	Property, plant and equipment, net	—	1,551
Total lease assets		$3,649,050	$3,781,308

Operating lease liabilities - current	Operating lease liabilities - current	$867,785	860,130
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,411,423	3,558,659
Finance lease liabilities - current	Other liabilities - current	—	2,340
Finance lease liabilities - noncurrent	Other long-term liabilities	—	—
Total lease liabilities		$4,279,208	$4,421,130

The components of lease expense are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2026	2025

Operating lease expense	Selling, general and administrative	$214,574	$233,986
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	2,340	1,406
Interest on finance lease liabilities	Interest expense, net	—	203
Total lease expense		$216,914	$235,595

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	March 31, 2026	March 31, 2026
2026	$672,301	$—
2027	913,705	—
2028	898,606	—
2029	925,564	—
2030	953,331	—
Thereafter	981,932	—
Total lease payments	5,345,439	—
Less: interest	(1,066,231)	—
Total lease obligations	$4,279,208	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease terms (in years):
Operating lease	5.67	5.9
Finance lease	0.00	0.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$131,354	$111,059
Operating cash flows - finance leases	$—	$—
Financing cash flows - finance leases	$647	$2,855

Leased assets obtained in exchange for new finance lease liabilities	$—	$5,723
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $15,000 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2026	2025

Sublease lease income	Other, net	$155,646	$104,942
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $97,739 and $98,321 at March 31, 2026 and December 31, 2025, respectively.
Lease income are as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
	Classification	2026	2025
Lease income	Products and services	$582	$827
Interest income	Products and services	3,057	3,931
Total lease income		$3,639	$4,758

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 – Commitments and Contingencies
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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the three months ended March 31, 2026 and 2025, zero and $30,000, respectively, were paid under the research agreement. At March 31, 2026, $94,785 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of March 31, 2026 and December 31, 2025, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of March 31, 2026, no royalty expenses had been incurred under this agreement.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(d)    Purchase Commitments

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
On February 21, 2025, the Company initiated a legal action against Rhombus related to its refusal to honor certain warranty and commissioning obligations with respect to DC Chargers the Company purchased from Rhombus. Rhombus has in turn filed a demand for an arbitration claiming that the Company breached terms of the previous settlement agreement between the Company and Rhombus by failing to purchase additional DC Chargers. The Company believes it has no obligation to purchase additional non-conforming DC Chargers. Therefore, the Company believes that Rhombus’s position does not have any merit, and it intends to exercise all available rights and remedies in its legal action against Rhombus. The outcome of any such proceedings are inherently uncertain, and the amount and/or timing of any gains or expenses resulting from such proceedings is not reasonably estimable at this time. The Company anticipates that the dispute will be adjudicated by the end of the fourth quarter of fiscal year 2026.
(e) Fleet Electrification Program
On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.70 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination. Accounts receivable balance related to FEOC has been fully reserved as of December 31, 2025 and March 31, 2026.

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

As of March 31, 2026, Fermata Energy II LLC, Nuvve New Mexico LLC, AggergationV2G LLC, CamerEye LLC and Deep Impact are included as the non-controlling interest entities.

The following table summarizes non-controlling interests presented as a separate component of stockholders’ deficit on the Company’s condensed consolidated balance sheet at March 31, 2026:

	March 31, 2026	December 31, 2025
Beginning Balance	$(755,246)	(28,809)
Net loss attributable to non-controlling interests	$(432,936)	(726,437)
Non-controlling interests	$(1,188,182)	$(755,246)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of March 31, 2026:

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to non-controlling interests	$(432,936)	$(5,598)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 - Reportable Segment and Significant Segment Expenses
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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
Revenue	$1,393,120	$934,304
(Add)/deduct:
Cost of sales	741,968	561,244
Selling, general, and administrative expense:
Employee compensation and benefits	2,305,382	2,417,525
Consultants	48,836	—
Marketing	190,246	264,494
Rent	260,904	273,318
Professional fees	282,334	315,814
Legal	667,906	711,156
Insurance (excluding health & D&O)	108,040	43,847
IT Expense	68,085	277,074
Travel	52,851	22,772
Office Meal and Employee Reimbursement	11,495	9,688
Dues & Subscriptions	57,629	60,768
Repairs and Maintenance	2,178	—
Office Supplies	—	852
Telephone	1,074	1,783
Utilities	12,040	12,992
Depreciation & Amortization	83,649	78,827
Bank charges	6,050	5,850
Public Co Fees	658,125	542,243
Other	72,506	36,899
Total selling, general, and administrative expense	4,889,331	5,075,902
Research and development expense:
Employee compensation and benefits	655,634	478,170
Consultants	152,975	152,130
Rent	1,047	—
License fees	86,075	137,312
Legal	390,178	98,621
IT Expense	267,002	7,920
Travel	10,266	5,653
Office Meal and Employee Reimbursement	2,973	1,646
Dues & Subscriptions	4,293	—
Repairs and Maintenance	4,826	1,162
Depreciation & Amortization	29,031	—
Bank charges	1,718	1,158
Total research and development expense	1,606,018	883,772

Total other income (expense), net	240,514	(1,291,987)
Income tax expense	—	—
Net loss	$(5,603,683)	$(6,878,601)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	March 31, 2026	December 31, 2025
United States	$1,436,360	$1,648,916
United Kingdom	—	84
Denmark	114,392	131,149
	$1,550,753	$1,780,149

Note 19 - Acquisition
CamerEye Acquisition

On December 18, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CamerEye LLC, a Delaware limited liability company (“Seller”), pursuant to which the Company agreed to acquire certain assets and specified liabilities of the Seller in exchange for a total purchase price of approximately $250,000, consisting of approximately $250,000 of assumed liabilities of the Seller. The former debt holders of the Seller were issued 4,517,076 of CamerEye's entity preferred units in connection with the acquisition. The Company is in the process of finalizing the fair value of the CamerEye's entity preferred units. The CamerEye acquisition closed on January 5, 2026.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Subsequent Events

Issuance of Series 3 J-Kiss Units

During April 2026, Nuvve Japan raised $0.2 million from issuance of 40 Series 3 J-Kiss units subscriptions.
Securities Exchange and Omnibus Amendment Agreement

On May 12, 2026, the “Company entered into a securities exchange and omnibus amendment agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of warrants exercisable for an aggregate of up to 1,323,952 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), consisting of (i) certain common stock purchase warrants of the Company originally issued on October 31, 2024 and having a current exercise price of $8.5212 (such warrants, the “2024 Private Placement Warrants”); (ii) certain common stock purchase warrants of the Company issued upon the exercise of certain 2024 Additional Investment Rights (as defined below) and having a current exercise price of $8.5212 (such warrants, the “2024 AIR Warrants”); (iii) certain common stock purchase warrants of the Company originally issued on December 30, 2025 and having a current exercise price of $8.5212 (such warrants, the “2025 Private Placement Warrants”); (iv) certain common stock purchase warrants of the Company issued upon the exercise of certain 2025 Additional Investment Rights (as defined below) and having a current exercise price of $0.0001 (such warrants, the “2025 AIR Warrants” and, together with the 2024 Private Placement Warrants, the 2025 Private Placement Warrants and the 2024 AIR Warrants, the “Existing Warrants”). Pursuant to the Exchange Agreement, the Holders agreed to exchange their Existing Warrants for an aggregate of 728,174 shares of Common Stock (the “Exchange Shares”), provided, however, to the extent that a Holder may elect in its sole discretion, such Holder may instead receive an amount of newly issued pre-funded common stock purchase warrants each exercisable for shares of Common Stock, at a nominal exercise price of $0.0001 per share (such warrants, the “Pre-Funded Warrants”, and such shares of Common Stock issuable upon exercise thereof, the “Pre-Funded Warrant Shares”), with such Exchange Shares and Pre-Funded Warrants to be an aggregate 728,174 shares of Common Stock (the “Exchange”).

The Pre-Funded Warrants will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) contained in Section 3(a)(9) thereof.

Amendment to Certificate of Designation

Pursuant to the Exchange Agreement, the Company and the Holders, holding a majority of the outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), agreed to amend the terms of the Series A Preferred Stock in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation Amendment”) to remove the Floor Price (as defined therein) as a limitation on adjustments to the conversion price of the Series A Preferred Stock, including adjustments arising from certain price-based anti-dilution adjustments. Such Certificate of Designation Amendment to be subject to the approval of the Company’s stockholders.

Termination of the Additional Investment Rights

Pursuant to the Exchange Agreement, the Company and the Holders, agreed that upon the Closing (as defined below), the Holders would irrevocably waive, relinquish and terminate the Holders’ certain additional investment right to purchase additional securities of the Company as provided under that certain securities purchase agreement dated as of November 14, 2025 (the “2025 Additional Investment Right”) and that certain additional investment right to purchase additional securities of the Company as provided under that certain securities purchase agreement dated as of October 31, 2024 (the “2024 Additional Investment Right” and together with the 2025 Additional Investment Right, the “Additional Investment Rights”) and providing that neither the Company nor the Holders shall have any further rights or obligations with respect to the Additional Investment Rights. The Holders further agreed to forgo exercise of any Additional Investment Right and exercise of any Existing Warrant outstanding as of May 12, 2026 and until July 27, 2026.
Termination of the ELOC

Pursuant to the Exchange Agreement, the Company provided notice that effective as of the Closing, the Company shall terminate that certain common shares purchase agreement, dated November 14, 2025, (the “ELOC Agreement”) between the Company and certain investors signatory thereto pursuant to Section 8.2 of the ELOC Agreement and such investors agreed to waive the notice requirements set forth in Section 8.2 and 10.4 of the ELOC Agreement.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amendment to Securities Purchase Agreement

Pursuant to the Exchange Agreement, the Company and Holders agreed to amend and restate Section 4.12(a) of the 2025 Securities Purchase Agreement to provide that the subsequent financing participation right of the Purchasers (as defined therein) would be divided pro rata among the Purchasers based upon their ownership percentage of the Existing Warrants.

Stockholder Approval

Pursuant to the Exchange Agreement, the Company agreed to hold a special meeting of stockholders on or prior to July 27, 2026, for the purposes of obtaining stockholder approval (i) under the applicable rules and regulations of the Nasdaq Stock Market (“Nasdaq”) approving the issuance of the Exchange Shares and shares of Common Stock pursuant to the exercise of the Pre-Funded Warrants in excess of 19.99% of the issued and outstanding Common Stock on the date of the Exchange Agreement and (ii) the removal of the Floor Price as a limitation on adjustments to the conversion price of the Series A Preferred Stock, including adjustments arising from certain price-based anti-dilution adjustments (the “Stockholder Approval”). The closing of the Exchange (the “Closing”) shall take place upon the receipt of the Stockholder Approval, and the satisfaction of certain customary conditions contained in the Exchange Agreement.

Registration Rights Agreement

Also on May 12, 2026, the Company and certain investors signatory thereto entered into a registration rights agreement (the “Registration Rights Agreement) pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of (i) the Exchange Shares, (ii) the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and (iii) the shares of Common Stock issuable pursuant to the conversion of the Series A Preferred Stock, including such shares of Common Stock issuable upon payment of dividends on the Series A Preferred Stock. The Company has agreed to file a registration statement within five (5) days after the execution of the Registration Rights Agreement, to become effective no later than 30 days after filing. If these deadlines are not met, the Company will be liable for liquidated damages of 1.50% multiplied by the aggregate subscription amount paid in connection with any transactions pursuant to which the Existing Warrants were acquired, including for the avoidance of doubt any subscription amounts paid by such Holder in connection with any Additional Investment Rights. Further, if the Company fails to pay such liquidated damages within seven days from the date payable, the Company will pay interest thereon at a rate of 18.00% per annum (or such lesser maximum amount that is permitted to be paid by the applicable law) to each holder of the registrable securities.

The foregoing descriptions of the terms of the Certificate of Designation Amendment, Pre-Funded Warrant, Exchange Agreement, and Registration Rights Agreement are not intended to be complete and are qualified in their entirety by reference to such exhibits, which are filed as Exhibits 3.1, 4.1, 10.5, and 10.6, respectively, to this Quarterly Report on Form 10-Q. Neither this current report on Form 10-Q, nor the exhibits attached hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein.

Term Loan

As previously disclosed, on June 12, 2026, the Company entered into a business loan and security agreement (the “June 2026 Loan Agreement”) with ACH Capital West, LLC, which provides for a term loan in the amount of $1,500,000 which principal and interest (of $585,000) is due on May 11, 2027. Commencing on June 19, 2026, the Company is required to make weekly payments of $43,438 until May 11, 2027. An origination fee of $45,000 was paid on the term of the loan.

Special Meeting of Stockholders

On June 23, 2026, the Company held a special meeting of stockholders (the “June Special Meeting”) at which our stockholders approved (i) a proposal to effect a reverse stock split within a range of 1-for-2 to 1-for-40, as determined in the discretion of the Board and (ii) the issuance of shares of common stock and shares underlying a newly designated Series B Preferred Stock of the Company, pursuant to agreements with Omnia.

Series B Preferred Stock

Following approval from our stockholders at the June Special Meeting, on June 24, 2026, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B COD”) with the Secretary of State of Delaware. The Series B COD designates 150,000 shares of our authorized preferred stock, par value $0.0001 per share, as Series B Preferred Stock, par value $0.0001 and stated value of $0.0001 per share (the “Series B Preferred Stock”) and sets for the preferences, rights and limitations of the Series B Preferred Stock. The Series B Preferred Stock are convertible, at the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
option of the holder of such shares, into a number of shares of Common Stock determined by (i) multiplying (x) the number of shares of Series B Preferred Stock to be Converted by (y) the stated value of such shares, and then (ii) dividing the result by the conversion price of $22.50 per share (the “Series B Conversion Price”), subject to certain conditions. The Series B Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like.

Reverse Stock Split

Following the June Special Meeting, our Board approved a reverse stock split of the Common Stock at a ratio of 1-for 18 (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 6, 2026. The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase Common Stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments, other than outstanding warrants, were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Sale and Purchase Agreement

As previously disclosed, on June 22, 2026, Nuvve Denmark, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Toparceanu Ioan, Ciolacu Silviu, Fodor Alexandru, Vulcan Ioan, Dungaciu Andrei, Popa Partenie (collectively, the “Sibiu Sellers”) to acquire all of the equity interests of BESS Sibiu SRL, a Romanian limited liability company (“BESS Sibiu”), which is currently developing a 42 MW battery energy storage system (the “Battery Energy Storage Project”) in Sibiu, Romania. In exchange, Nuvve Denmark agreed to pay to the Sibiu Sellers, (i) a monthly fee of €10,000 accruing from the execution of the Sale and Purchase Agreement until the earlier of the COD Date (as defined below) or COD Long Stop Date (as defined below) (the “Development Fee”), (ii) upon the BESS Sibiu Closing (as defined below), approximately €420,000 (the “Initial Purchase Price”), subject to certain adjustments, including (a) an increase per the amount of the financial guarantee made to the Romanian Energy Regulatory Authority, (b) a decrease for the amount of certain outstanding loans owed by BESS Sibiu to the Sibiu Sellers (the “Seller Loan Amount”), and (c) relevant adjustments, which may be either a positive or negative amount, for the net working capital of BESS Sibiu at the BESS Sibiu Closing, and (iii) only upon receipt of a generation license issued by the Romanian Energy Regulatory Authority regarding the Battery Energy Storage Project (the “COD Date”), approximately €1,260,000, subject to reduction by the amount of the previously paid Development Fee, (the “COD Payment”). If, due to reasons attributable to the Sibiu Sellers, the COD Date has not occurred as of the fifteen-month anniversary of the BESS Sibiu Closing (the “COD Long Stop Date”), the COD Payment shall not become due or payable. Additionally, Nuvve Denmark has agreed to pay to the Sibiu Sellers the Seller Loan Amount in an aggregate amount equal to RON 946,000.m

Related Party Loans – Nuvve Japan

As previously disclosed, Gregory Poilasne, our Chief Executive Officer, and David Robson, our Chief Financial Officer, participated in the JKISS Investment transaction conducted by Nuvve Japan as of December 31, 2025. In connection with JKISS Investment, Messrs. Poilasne and Robson entered into the Nuvve Japan Loan Agreements with Nuvve Japan, pursuant to which Nuvve Japan agreed to lend Messrs. Poilasne and Robson $351,085 and $223,418, respectively, which represented the consideration payable by each officer in exchange for the receipt of Series 3 J-Kiss SARs in the JKISS Investment.

The Company and the Chief Executive Officer and Chief Financial Officer agreed that each officer would enter into an agreement with Nuvve Japan pursuant to which their respective Series 3-J-Kiss SARs will be cancelled in exchange for Nuvve Japan returning the respective investment amounts in cash or a note receivable, or a combination of both, for each officer’s respective Series 3 J-Kiss SARs. The cancellation agreements between each of Messrs. Poilasne and Robson were effective as of July 9, 2026.
See Note 14 above for additional information regarding the JKISS Investment and related transactions.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the three months ended March 31, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In April 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. Additionally, Nuvve New Mexico continues to pursue follow-on opportunities in New Mexico, including fleet electrification, charging infrastructure, and grid modernization projects with public-sector and cooperative utility customers. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units. As of March 31, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

Omnia Global Agreements

On March 6, 2026, we entered into a cooperation agreement (the “Cooperation Agreement”) between and among ourselves, Oelion AB, a company organized under the laws of Sweden (“Oelion”), and OMNIA Group Holdings AG, a company organized under the laws of Switzerland (“Omnia”). Concurrently with entry into the Cooperation Agreement we, Oelion and Omnia also entered into (i) a service agreement for engineering and managerial consulting services (the “Managerial Services Agreement”) and (ii) an aggregation service agreement for battery energy storage system (BESS) (the “Aggregation Service Agreement” and together with the Cooperation Agreement and the Managerial Services Agreement, the “Omnia Global Agreements”).

Pursuant to the Omnia Global Agreements, we have acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the Managerial Services Agreement we will provide our technology and expertise in management of advanced energy storage and grid modernization solutions and will receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, we have agreed to issue, subject to the accomplishment of various contractual and operational milestones, 814,532 shares of Common Stock, (the “Common Stock Consideration”), which was equivalent to approximately 19.9% of our outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior stockholder approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). At the June Special Meeting, our stockholders approved the issuance of the Preferred Stock Consideration, subject to completion of the requisite milestones, per the Cooperation Agreement.

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
Our estimated backlog as of March 31, 2026, was $4.4 million, which we expect to earn in future periods. We anticipate recognizing revenue from this backlog from 2026 through 2027.

Results of Operations
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Change ($)	Change (%)
Revenue
Products	$440,831	$565,551	$(124,720)	(22)%
Services	$706,361	$267,304	$439,057	164%
Grants	245,928	101,449	144,479	142%
Total revenue	1,393,120	934,304	458,816	49%
Operating expenses
Cost of product	581,891	493,215	88,676	18%
Cost of service	160,077	68,029	92,048	135%
Selling, general and administrative expenses	4,889,331	5,075,902	(186,571)	(4)%
Research and development expense	1,606,018	883,772	722,246	82%
Total operating expenses	7,237,317	6,520,918	716,399	11%
Operating loss	(5,844,197)	(5,586,614)	(257,583)	5%
Other income (expense)
Interest expense, net	(112,508)	(535,817)	423,309	(79)%
Change in fair value of convertible notes	—	(1,091,006)	1,091,006	100%
Change in fair value of warrants/investment rights liability	215,541	(124,618)	340,159	(273)%
Other, net	137,481	459,454	(321,973)	(70)%
Total other income (expense), net	240,514	(1,291,987)	1,532,501	(119)%
Loss before taxes	(5,603,683)	(6,878,601)	1,274,918	(19)%
Income tax expense	—	—	—	—%
Net loss	$(5,603,683)	$(6,878,601)	$1,274,918	(19)%
Less: Net loss attributable to non-controlling interests	(432,936)	(5,598)	(427,338)	NM
Net loss attributable to Nuvve Holding Corp.	$(5,170,747)	$(6,873,003)	$1,702,256	(25)%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.39 million for the three months ended March 31, 2026, compared to $0.93 million for the three months ended March 31, 2025, an increase of $0.46 million, or 49.1%. The increase was primarily attributable to $0.44 million of technical service revenue earned for a grid interconnection agreement by our Nuvve Japan subsidiary as a performance obligation in a larger stationary battery project, and a $0.14 million increase in grants, partially offset by a $0.12 million decrease in products revenue due to lower customers sales orders and shipments. Products and services revenue for the three months ended March 31, 2026, consisted of DC Chargers and AC Chargers of $0.44 million, grid services revenue of $0.01 million, and engineering services of $0.70 million.
Cost of Products and Services Revenue
Cost of products and services revenue was $0.74 million for the three months ended March 31, 2026, compared to $0.56 million for the three months ended March 31, 2025, an increase of $0.18 million, or 32.2%. The increase was primarily due to higher costs of products revenue driven primarily by higher replacement warranty costs of certain discontinued DC Chargers.
Products margin decreased by 44.8% to negative 32.0% for the three months ended March 31, 2026, compared to 12.8% in the same prior year period driven by higher replacement warranty costs of certain discontinued DC Chargers in the current quarter. Services margin increased by 2.8% to 77.3% for the three months ended March 31, 2026, compared to 74.5% in the same prior year period due to a technical service revenue from our Nuvve Japan subsidiary of $0.44 million and $0.06 million in related cost of services.
Products and services margin increased by 2.7% to 35.3% for the three months ended March 31, 2026, compared to 32.6% in the same prior year period. Margin was positively impacted by higher mix of engineering services, and a lower mix of hardware charging stations partially offset by higher replacement warranty costs of certain DC Chargers in the first quarter of 2026 compared with the first quarter of 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025, an decrease of $0.2 million, or 3.7%.
The decrease during the three months ended March 31, 2026 was primarily attributable to decrease in information technology related expenses of $0.2 million, decrease in legal fees expenses of $0.1 million, decrease in in compensation expenses of $0.1 million, including share-based compensation, and decrease in professional fees of $0.1 million, partially offset by increase in public company related costs of $0.1 million, increase in insurance expenses of $0.1 million, and increase in office related expenses of $0.1 million.
Research and Development Expenses
Research and development expenses were $1.6 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025, an increase of $0.7 million, or 81.7%. The increase during the three months ended March 31, 2026 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles and stationary batteries.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability and derivative liability, and other income (expense).
Other income, net was $0.24 million in other expenses for the three months ended March 31, 2026, compared to $1.29 million of other income for the three months ended March 31, 2025, an increase of $1.53 million. The increase during the three months ended March 31, 2026 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 16 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), partially offset by increase in interest expense on debt obligations.
Income Taxes

In each of the three months ended March 31, 2026 and 2025, we recorded no material income tax expenses. The income tax expenses during each of the three months ended March 31, 2026 and 2025 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss was $5.6 million for the three months ended March 31, 2026, compared to $6.9 million for the three months ended March 31, 2025, a decrease of $1.3 million, or 18.5%. The decrease in net loss was primarily due to an increase in other income of $1.5 million, an increase of $0.5 million in revenue, and an increase in total operating expenses of $0.7 million.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest for the three months ended March 31, 2026 was $0.43 million, compared to $0.01 million net income attributable to non-controlling interest for the three months ended March 31, 2025.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in the entities. Please see Note 17 to the Condensed Consolidated Financial Statements for detailed descriptions of the non-controlling interest.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $5.8 million for the three months ended March 31, 2026. Our cash used in operations was $6.0 million as of the three months ended March 31, 2026. As of March 31, 2026, we had a cash balance, working capital deficit, and total deficit of $1.7 million, $2.8 million and $1.7 million, respectively.
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
Series A Convertible Preferred Stock
On December 30, 2025, pursuant to a private placement offering, we issued an aggregate of 333 shares of series A preferred stock and warrants to purchase an aggregate of 140,825 shares of Common Stock to certain institutional investors. We received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of $6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.
During the three months ended March 31, 2026, we issued an aggregate of 114 shares of series A preferred stock and warrants to purchase an aggregate of 141,130 shares of Common Stock to certain institutional investors. We received aggregate proceeds of $1,850,000, net of a 10% original issue discount (gross stated value of $2,055,556).

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

The Equity Line of Credit Facility

On December 1, 2025, we entered into a Common Shares Purchase Agreement with certain investors relating to an equity line of credit facility (the “ELOC Facility”), whereby we have the right from time to time at our option to sell to the Facility Investors up to $25 million of our Common Stock subject to certain conditions and limitations set forth in the Common Shares Purchase Agreement. As of March 31, 2026, we have not activated the ELOC Facility: therefore, no common stock sales have been made under the ELOC Facility. On May 12, 2026, we agreed to terminate the ELOC Facility and no common stock sales were made under the ELOC Facility

Debt Obligations
Below is the summary of debt obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Promissory Notes - August 16, 2024 (2)	$—	$564,446
Senior Convertible Notes - September 2025 (2)	117,070	112,302
Senior Convertible Notes - November 2025 (2)	245,865	281,186
Senior Convertible Notes - December 2025	4,953	222,691
Promissory Notes - Fermata Energy II LLC (1) (2)	597,969	584,292
Total outstanding principal balance	965,856	1,764,917
Less: unamortized debt issuance costs and discounts	(7,159)	(35,174)
Total debt	958,697	1,729,743
Less: current portion of long-term debt	958,697	1,729,743
Long-term debt, net of current portion	$—	$—
__________________
(1) Amount represents related party notes.
(2) Amount includes accrued interest.
Please see Note 9 for summary descriptions of the key items of the above debt obligations.

Purchase Commitments
On July 20, 2021, we issued a purchase order (“PO”) to our supplier, Rhombus Energy Solutions, Inc. (“Rhombus”), for a quantity of DC Chargers and dispensers for EVs (“DC Chargers”), for a total price of $13.2 million. As previously disclosed, a dispute (the "Dispute") arose as to the PO, and an arbitration proceeding was initiated.
On February 2, 2024 (the “Settlement Date”), we and Rhombus entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which, among other things, we agreed to pay Rhombus approximately $0.46 million for certain initial DC Chargers within 15 days from the Settlement Date. We further agreed to pay Rhombus an aggregate of $2.40 million or certain DC Chargers upon shipment with payments correlating to the amounts shipped due prior to shipment, a minimum of 50% of which shall be paid within 12 months after the Settlement date, with the remaining balance, if any, to be paid within 24 months after the Settlement Date. The Settlement Agreement further provides for the dismissal of the legal action as to us and Rhombus. We and Rhombus agreed to release one another from any and all claims relating to the Dispute.

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

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(6,001,453)	$(1,808,781)
Investing activities	—	(12,284)
Financing activities	2,227,750	2,620,033
Effect of exchange rate on cash and restricted cash	33,713	19,112
Net increase (decrease) in cash and restricted cash	$(3,739,990)	$818,080

Net cash used in operating activities during the three months ended March 31, 2026 was $6.0 million as compared to net cash used of $1.8 million in the three months ended March 31, 2025. The $4.2 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the three months ended March 31, 2026 as compared to the same prior year period. Working capital during the three months ended March 31, 2026 was impacted by, among other items, increase in operating expenses. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to higher use of cash for working capital.
During the three months ended March 31, 2026, there was no cash use for investing activities as compared to net cash used for investing activities of $0.01 million during the three months ended March 31, 2025. Net cash used for investing activities during the three months ended March 31, 2025 was for the purchase of fixed assets.
Net cash provided by financing activities for the three months ended March 31, 2026 was $2.2 million, of which $1.8 million was the proceeds from issuance of convertible preferred stock, partially offset by issuance cost, $0.9 million was the proceeds from private placement of Nuvve Japan series 3 J-Kiss units, $0.1 million was from the exercise of common stock warrants, partially offset by issuance cost, and repayment debt obligations of $0.6 million.
Net cash provided by financing activities for the three months ended March 31, 2025 was $2.6 million, which $0.6 million was the proceeds from public offering of common stock, partially offset by issuance cost, $0.9 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $3.3 million, and repayment debt obligations of $2.1 million.

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
For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2025 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2025 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2025 Form 10-K.

Recent Developments

Related Party Loans – Nuvve Japan

As previously disclosed, pursuant to Series 3 J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan Corporation, a Japanese corporation and indirect subsidiary of the Company (“Nuvve Japan”), our Chief Executive Officer and Chief Financial Officer were issued 55 and 35 SARs, respectively, of series 3-J Kiss SARs (the “JKISS Investment”). The series 3-J Kiss SARs were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from Gregory Poilasne, our Chief Executive Officer, and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. In connection with JKISS Investment, Messrs. Poilasne and Robson entered into loan agreements with Nuvve Japan (the “Nuvve Japan Loan Agreements”), pursuant to which Nuvve Japan agreed to lend Messrs. Poilasne and Robson $351,085 and $223,418, respectively, which represented the consideration payable by each officer in exchange for the receipt of Series 3 J-Kiss SARs in the JKISS Investment. The loans under the Nuvve Japan Loan Agreements accrued interest at a rate of 6% per annum, and had a repayment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer had fully repaid the principal and interest of the amounts owed under the respective Nuvve Japan Loan Agreements.

The Company and the Chief Executive Officer and Chief Financial Officer agreed that each officer would enter into an agreement with Nuvve Japan pursuant to which their respective Series 3-J-Kiss SARs will be cancelled in exchange for Nuvve Japan returning the respective investment amounts in cash or a note receivable, or a combination of both, for each officer’s respective Series 3 J-Kiss SARs. The cancellation agreements between each of Messrs. Poilasne and Robson were effective as of July 9, 2026.

See Note 14, Related Party Transactions and Note 20, Subsequent Events – Related Party Loans-Nuvve Japan, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, as a result of a material weakness resulting from an aggregation of control deficiencies related to insufficient resources in our legal and accounting departments and lack of formal written policies and procedures to be used in determining the accounting and disclosures in our financial reporting.
Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.
Our management is committed to maintaining a strong internal control environment. In response to the material weakness described above, we are in process of implementing a number of remedial actions, including (i) pursuing the expansion of our legal and accounting personnel, (ii) enhancing disclosure committee to support with the review of the Company’s disclosures (iii) enhancing training and awareness program requirements including controls to maintain appropriate documentation for the determination of accounting and disclosure in financial reporting.

Changes in Internal Control over Financial Reporting
Other than the identification of and remedial actions with respect to the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 16 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

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

On January 6, 2026, we received a letter from Nasdaq stating that the Nasdaq Hearings Panel had found us to be in compliance with the Stockholders’ Equity Rule and Bid Price Rule. The letter also indicated that we are subject to a Mandatory Panel Monitor for a period of one year commencing on January 6, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications Staff finds us to be out of compliance with the Stockholders’ Equity Rule, then we will not be permitted additional time to regain compliance. However, we will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to our being delisted from Nasdaq.

On April 20, 2026, we received a letter from Nasdaq (the “April Notice”) stating that, because the closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we were no longer in compliance with the Bid Price Rule. Further, the April Notice stated that, pursuant to Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that we had effected a reverse stock split over the prior one-year period and had effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The April Notice stated that our securities would be suspended from trading on the Nasdaq Capital Market at the opening of business on April 29, 2026, and a Form 25-NSE would be filed with the U.S. Securities and Exchange Commission, which would remove our securities from listing and registration on Nasdaq, unless we requested an appeal of such determination to the Panel by April 27, 2026. We timely requested such a hearing before the Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing. In the event that we regain compliance with the Bid Price Rule prior to any scheduled hearing date, then a hearing may not be necessary, as we may be mooted out of the hearings process. We intend to take all reasonable measures available to regain compliance under the Bid Price Rule and remain listed on the Nasdaq Capital Market. However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance and thereafter maintain our listing on Nasdaq.

On May 22, 2026, we received a letter from Nasdaq (the “May Notice”) stating that, since we had not yet filed this Quarterly Report, we were no longer in compliance with the Nasdaq's Listing Rule 5250(c)(1) (the “Timely Filing Rule”) relating to the Company's obligation to file periodic financial reports for continued listing. The May Notice stated that this matter serves as an additional basis for delisting the Company's securities from Nasdaq. The May Notice further stated that the Company can request an appeal from the Panel and a request for a hearing regarding a delinquent filing will stay the suspension of the Company's securities only for a period of 15 days from the date of the request. The May Notice further stated that since the Company is already before the Panel because the closing price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive trading days under Nasdaq Listing Rule 5550(a)(2), the Company will have seven days, or until May 29, 2026, to request a stay of the suspension, pending the Panel’s decision and then the Panel will review the request for an extended stay and notify the Company of its conclusion as soon as is practicable, but in any event no later than 15 calendar days following the deadline to request a further stay. The Company timely requested a stay of suspension, pending a decision from the Panel.

We intend to take all reasonable measures available to regain compliance under the Timely Filing Rule and remain listed on the Nasdaq Capital Market. We believe that by filing this Quarterly Report we will be able to regain compliance under the Timely Filing Rule. In the event that the Company regains compliance with the Timely Filing Rule prior to any scheduled hearing date, then a hearing may not be necessary, as the Company may be mooted out of the hearings process. The Company intends to take all reasonable measures available to regain compliance under the Timely Filing Rule and remain listed on Nasdaq. However, there can be no assurance that we will be able to regain compliance and thereafter maintain our listing on Nasdaq. Further, there can be no assurance that we will maintain compliance with the Stockholders’ Equity Rule, Bid Price Rule, Timely Filing Rule or any of the Nasdaq continued listing requirements.

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

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Based upon evaluation of our Chief Executive Officer and Interim Chief Financial Officer as of March 31, 2026, our internal controls and our disclosure controls and procedures are ineffective and we are in the process of establishing our procedures around our internal and disclosure controls. While we are continuing to develop our internal controls and our disclosure controls and other procedures to take the remedial actions as described in Part I, Item 4, Controls and Procedures of this Quarterly Report on Form 10-Q, if we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

In order to improve and maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we may expend significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Section 404 of the Sarbanes-Oxley Act requires that we include a report from management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our Common Stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended	*
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	12/31/2025
3.3	Form of Waiver to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	10.1	4/6/2026
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	6/25/2026
3.5	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
10.1	Cooperation Agreement between and among the Company, Omnia and Oelion, dated March 6, 2026	8-K	10.1	3/6/2026
10.2	Aggregation Service Agreement for Battery Energy Storage System (BESS) between and among the Company, Omnia and Oelion, dated March 6, 2026	8-K	10.2	3/6/2026
10.3	Service Agreement for Engineering and Managerial Consulting Service between and among the Company, Omnia and Oelion, dated March 6, 2026	8-K	10.3	3/6/2026
10.4	Amended and Restated Employment Agreement, dated March 22, 2026, by and between the Company and David Robson	8-K	10.1	3/25/2026
10.5	Securities Exchange and Omnibus Amendment Agreement, dated as of May 12, 2026, between the Company and the holders identified therein	8-K	10.1	5/13/2026
10.6	Registration Rights Agreement, dated as of May 12, 2026, between the Company and the investors identified therein	8-K	10.2	5/13/2026
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 15, 2026

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)