Form 10-Q
period 2026-06-30
Nuvve Holding Corp.
filed 2026-08-14
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVVE	OTCQB Market
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
☐ Yes   ☒ No
As of August 6, 2026, 993,794 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash	$500,877	$5,467,250
Restricted cash	320,000	320,000
Accounts receivable, net	712,863	1,094,651
Inventories	572,048	800,819
Prepaid expenses	1,011,345	883,301
Deferred costs - current	1,754,254	709,286
Due from related party	—	574,503
Other current assets	1,001,187	1,184,704
Total current assets	5,872,574	11,034,514

Property and equipment, net	885,348	618,444
Intangible assets, net	991,018	1,065,705
Goodwill	96,000	96,000
Investment in leases	96,258	98,321
Right-of-use operating lease assets	3,515,576	3,779,757
Deferred costs - noncurrent	594,558	594,558
Security deposit, long-term	122,966	105,782
Total assets	$12,174,298	$17,393,081

Liabilities and Equity
Current liabilities
Accounts payable	$4,385,907	$3,406,969
Due to customers	145,000	—
Accrued expenses	4,951,702	1,842,722
Deferred revenue - current	1,587,959	1,022,453
Debt - term loan	1,455,809	—
Due to related party - promissory notes - current	611,645	1,113,564
Convertible notes - current	18,284	616,179
Operating lease liabilities - current	1,021,085	860,130
Dividend payable	121,746	—
Other liabilities	—	2,340
Customer deposits	455,408	918,631
Total current liabilities	14,754,545	9,782,988

Operating lease liabilities - noncurrent	3,261,294	3,558,659
Deferred revenue - noncurrent	1,082,519	874,779
Warrants/investment rights liability	205,105	474,023
Other long-term liabilities	134,188	172,089
Total liabilities	19,437,651	14,862,538

Commitments and Contingencies
Mezzanine equity
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized, 349 issued and 15 outstanding at June 30, 2026, and 333 shares issued and outstanding at December 31, 2025; aggregate liquidation preference of $276,076 and $6,000,000 at June 30, 2026 and December 31, 2025, respectively	242,589	4,958,840
Stockholders’ equity
Preferred Class A units, zero par value, 4,900,000 shares authorized; 4,900,000 units issued and outstanding at June 30, 2026, and 4,900,000 units issued and outstanding at December 31, 2025.	166,698	166,698
J-Kiss units,zero par value,100,000,000 shares authorized; 10,201 units issued and outstanding at June 30, 2026, and 10,090 units issued and outstanding at December 31, 2025.	1,225,039	615,960
Class B units, zero par value, 2,500,000 units authorized; 300,000 units issued and outstanding at June 30, 2026, and 300,000 units issued and outstanding at December 31, 2025.	300,000	300,000
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized; 134 shares issued and 109 outstanding at June 30, 2026, and zero shares issued and zero outstanding at December 31, 2025; aggregate liquidation preference of $2,008,425 and zero at June 30, 2026 and December 31, 2025, respectively	1,734,808	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized; 531,250 shares issued and 531,248 outstanding at June 30, 2026 and 114,993 shares issued and 114,991 outstanding at December 31, 2025, respectively	12,507	11,758
Treasury stock, at cost, 2 shares outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	199,993,541	193,616,119
Accumulated other comprehensive income	(18,590)	38,041
Accumulated deficit	(209,404,434)	(196,421,627)
Nuvve Holding Corp. stockholders’ deficit	(5,990,431)	(1,673,051)
Non-controlling interests	(1,515,511)	(755,246)
Total stockholders’ deficit	(7,505,942)	(2,428,297)
Total mezzanine equity	242,589	4,958,840
Total Liabilities, stockholders' deficit and mezzanine equity	$12,174,298	$17,393,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Products	$915,599	$141,905	$1,356,430	$707,456
Services	128,337	191,084	834,698	458,388
Grants	182,790	—	428,718	79,610
Total revenue	1,226,726	332,989	2,619,846	1,245,454
Operating expenses
Cost of products	768,109	48,124	1,350,000	541,339
Cost of services	426,813	82,941	586,890	150,970
Selling, general, and administrative	6,544,546	13,905,986	11,433,877	18,960,049
Research and development	935,378	1,093,163	2,541,396	1,976,935
Total operating expenses	8,674,846	15,130,214	15,912,163	21,629,293

Operating loss	(7,448,120)	(14,797,225)	(13,292,317)	(20,383,839)
Other income (expense)
Interest expense, net	(152,633)	(707,017)	(265,141)	(1,242,834)
Change in fair value of convertible notes	—	1,142,710	—	51,704
Change in fair value of warrants/investment rights liability	142,140	565,800	357,681	441,182
Other, net	156,435	227,270	293,916	686,724
Total other income (expense), net	145,942	1,228,763	386,456	(63,224)
Loss before taxes	(7,302,178)	(13,568,462)	(12,905,861)	(20,447,063)
Income tax expense	—	—	—	—
Net loss	$(7,302,178)	$(13,568,462)	$(12,905,861)	$(20,447,063)
Less: Net loss attributable to non-controlling interests	(327,329)	(189,662)	(760,265)	(195,260)
Net loss attributable to Nuvve Holding Corp.	$(6,974,849)	$(13,378,800)	$(12,145,596)	$(20,251,803)
Less: Preferred dividends	97,105	—	176,371	—
Less: Accretion of issuance discount on preferred stock	76,633	—	660,839	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(7,148,587)	$(13,378,800)	$(12,982,806)	$(20,251,803)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(14.45)	$(1,525.62)	$(37.22)	$(3,579.73)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	494,606	8,769	348,857	5,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(7,302,178)	$(13,568,462)	$(12,905,861)	$(20,447,063)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(22,917)	7,151	(56,631)	7,387
Total comprehensive loss	$(7,325,095)	$(13,561,311)	$(12,962,492)	$(20,439,676)
Less: Comprehensive loss attributable to non-controlling interests	(327,329)	(189,662)	(760,265)	(195,260)
Comprehensive loss attributable to Nuvve Holding Corp.	$(6,997,766)	$(13,371,649)	$(12,202,227)	$(20,244,416)
Less: Preferred dividends	97,105	—	176,371	—
Less: Accretion of issuance discount on preferred stock	76,633	—	660,839	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(7,171,504)	$(13,371,649)	$(13,039,437)	$(20,244,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Series A Convertible Preferred Stock (mezzanine equity)		Preferred Class A Units		J-Kiss Units		Series A Convertible Preferred Stock		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2025	333	4,958,840	4,900,000	$166,698	10,090	615,960	—	—	300,000	$300,000	114,991	$11,758	2	$—	$193,616,120	$38,041	$(196,421,627)	$(755,246)	$(2,428,297)
Reclass of preferred stock	(20)	(326,700)	—	—	—	—	20	326,700	—	—	—	—	—	—	—	—	—	—	$326,700
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,682	—	—	—	1,682
Convertible Series A Preferred Stock Issuance, net of offering costs and accretion	15	242,589	—	—	—	—	99	1,549,887	—	—	—	—	—	—	—	—	—	—	1,549,887
J-Kiss Units	—	—	—	—	71	357,786	—	—	—	—	—	—	—	—	—	—	—	—	357,786
Conversion of preferred stock, net of issuance costs and accretion	(313)	(4,632,140)	—	—	—	—	—	—	—	—	203,627	367	—	—	4,486,638	—	(584,207)	—	3,902,798
Exercise of warrants/warrants issuance	—	—	—	—	—	—	—	—	—	—	6,767	12	—	—	100,058	—	—	—	100,070
Conversion of convertible notes, net of offering costs	—	—	—	—	—	—	—	—	—	—	23,180	42	—	—	243,932	—	—	—	243,974
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,714)	—	—	(33,714)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,266)	—	(79,266)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,170,747)	(432,936)	(5,603,683)
Balances March 31, 2026	15	242,589	4,900,000	166,698	10,161	973,746	119	1,876,587	300,000	300,000	348,565	12,178	2	—	198,448,429	4,327	(202,255,847)	(1,188,182)	(1,662,063)
Common stock reverse split - rounding	—	—	—	—	—	—	—	—	—	—	76	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	440	—	—	—	440
Conversion of Series A Preferred Stock Issuance, net of offering costs and accretion	—	—	—	—	—	—	(25)	(381,047)	—	—	58,577	105	—	—	499,043	—	(76,633)	—	41,468
Exercise of warrants/warrants issuance	—	—	—	—	—	—	—	—	—	—	80,431	145	—	—	673,194	—	—	—	673,339
Convertible preferred stock issuance, net of issuance costs and accretion	—	—	—	—	—	—	15	239,268	—	—	—	—	—	—	—	—	—	—	239,268
J-Kiss Units	—	—	—	—	40	251,293	—	—	—	—	—	—	—	—	—	—	—	—	251,293
Conversion of convertible notes, net of offering costs	—	—	—	—	—	—	—	—	—	—	43,599	78	—	—	372,435	—	—	—	372,513
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,917)	—	—	(22,917)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,105)	—	(97,105)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,974,849)	(327,329)	(7,302,178)
Balances June 30, 2026	15	$242,589	4,900,000	$166,698	10,201	$1,225,039	109	$1,734,808	300,000	$300,000	531,248	$12,506	2	$—	$199,993,541	$(18,590)	$(209,404,434)	$(1,515,511)	$(7,505,942)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Preferred Class A Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2024	—	$—	—	—	1,255	$6,408	2	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	—	—	—	—	554,659	—	—	—	554,659
Proceeds from direct offering, net of offering costs	—	—	—	—	296	21	—	—	564,847	—	—	—	564,868
Exercise of warrants/warrants issuance	—	—	—	—	600	43	—	—	854,053	—	—	—	854,096
Conversion of convertible notes, net of offering costs	—	—	—	—	2,178	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	—	—	—	—	236	—	—	236
Net loss	—	—	—		—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	—	—	—	—	4,328	6,629	2	—	169,211,321	46,730	(172,472,079)	(34,407)	(3,241,806)
Stock-based compensation	—	—	—	—	—	—	—	—	14,022	—	—	—	14,022
Exercise of warrants	—	—	—	—	2,294	165	—	—	1,221,084	—	—	—	1,221,249
Warrants issuance	—	—	—	—	—	—	—	—	8,194,000	—	—	—	8,194,000
Conversion of convertible notes, net of offering costs	—	—	—	—	8,546	609	—	—	3,670,020	—	—	—	3,670,630
Preferred Class A units issuance	4,900,000	774,976	—	—	—	—	—	—	—	—	—	—	774,976
Class B units issuance	—	—	100,000	100,000	—	—	—	—	—	—	—	—	100,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	7,151	—	—	7,151
Net loss	—	—	—	—	—	—	—	—	—	—	(13,378,800)	(189,662)	(13,568,462)
Balances June 30, 2025	4,900,000	$774,976	100,000	$100,000	15,169	$7,404	2	$—	182,310,448	$53,881	$(185,850,879)	$(224,069)	$(2,828,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(12,905,861)	$(20,447,063)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	266,203	160,425
Stock-based compensation	2,122	568,681
Loss on disposal of asset	20,957	—
Amortization of discount on debt and promissory notes	97,913	61,326
Change in fair value of warrants/investment rights liability	(357,681)	(441,182)
Change in fair value of convertible notes	—	(51,704)
Fair value of warrants issued for cryptocurrency strategy consulting services	—	8,194,000
Provision for credit losses	—	990,105
Noncash lease expense	264,828	250,448
Change in operating assets and liabilities
Accounts receivable	381,788	749,923
Inventory	228,771	347,541
Prepaid expenses and other assets	(1,006,676)	10,868
Accounts payable	978,938	(480,643)
Advance deposit from customer	(463,223)	—
Due to customer	145,000	800,000
Accrued expenses and other liabilities	2,180,072	1,771,572
Deferred revenue	775,309	241,423
Net cash used in operating activities	(9,391,540)	(7,274,280)
Investing activities
Acquisition	—	(340,200)
Purchase of property and equipment	(295,479)	(54,173)
Net cash used in investing activities	(295,479)	(394,373)
Financing activities
Proceeds from exercise of warrants	773,409	2,075,345
Proceeds from debt and promissory notes obligations	1,365,000	8,759,426
Repayment of debt and promissory notes obligations	(575,811)	(2,482,212)
Proceeds from common stock offering, including pre-funded warrants, net of issuance costs	—	564,847
Payment of finance lease obligations	(647)	(7,591)
Proceeds from issuance of Class B units	—	100,000
Proceeds from convertible series A preferred, net of offering costs	2,031,744	—
Proceeds from issuance of J-Kiss units	1,183,582	—
Net cash provided in financing activities	4,777,277	9,009,815
Effect of exchange rate on cash	(56,631)	54,747
Net increase (decrease) in cash and restricted cash	(4,966,373)	1,395,909
Cash and restricted cash at beginning of year	5,787,250	691,497
Cash and restricted cash at end of period	$820,877	$2,087,406

Supplemental Disclosure of cash information:
Cash paid for interest	$56,309	$502,133

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of preferred stock, net of issuance costs and accretion	$3,944,206	$—
Conversion of Notes and accrued interest to common shares	$616,487	$—
Transfer of inventory to property and equipment	$183,219	$—
Issuance of preferred class A units for acquisition	$—	$774,976

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
Structure of the Company

Nuvve has four wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc., Nuvve Clean Energy Technology Co., Ltd ("Nuvve Taiwan") and Hype Strategy LLC. Additionally, Nuvve has a 49% ownership interest in AggregationV2G LLC, a Delaware limited liability company, which holds a 100% ownership interest in Nuvve Japan KK (“Nuvve Japan”), and 51% ownership interest in CamerEye, LLC ("CamerEye"). Nuvve Corp. has four wholly owned subsidiaries or branches: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK, a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator ("Nuvve CPO"), was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks. BESS 4 ApS, is a company registered in Denmark, and a subsidiary of Nuvve Denmark ApS.
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
consolidation. Deep Impact had limited business operations during the three and six months ended June 30, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In April 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units of Nuvve New Mexico, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of June 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

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
During the six months ended June 30, 2026, there were no significant updates made to the Company’s significant accounting policies.
Basis of Presentation
The accompanying (i) unaudited condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (ii) unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the 2025 Form 10-K, filed with the SEC on March 31, 2026.
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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $209.4 million and $196.4 million as of June 30, 2026 and December 31, 2025, respectively. The Company incurred operating losses of approximately $13.3 million for the six months ended June 30, 2026, and $32.2 million and $20.5 million for the years ended December 31, 2025, and 2024, respectively. The Company's cash used in operations was $9.4 million for the six months ended June 30, 2026, and $16.6 million and $15.7 million for the years ended December 31, 2025, and 2024, respectively. As of June 30, 2026, the Company had a cash balance, negative working capital, and total deficit of $0.5 million, $8.9 million and $7.5 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $2.1 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The Company has 49% ownership interest in AggregationV2G LLC which holds a 100% ownership interest in Nuvve Japan. The Company has determined that AggregationV2G LLC is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates AggregationV2G LLC and records a non-controlling interest for the share of the entity owned by other AggregationV2G LLC members.

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets
Cash	$208,970	$2,646
Inventories	—	$183,219
Intercompany loan receivable	23,750	2,774
Prepaid expenses and other current assets	971,436	81,837
Total Current Assets	1,204,156	270,476
Property and equipment, net	150,604	79,000
Intangible assets, net	149,000	149,000
Goodwill	96,000	96,000
Intercompany receivable	2,347,121	3,009,884
Security deposit, long-term	33,203	18,489
Total Assets	$3,980,084	$3,622,849

Liabilities
Accounts payable and other liabilities	$378,297	$90,063
Deferred revenue	105,000	100,000
Accrued expenses and dividend payable	266,269	60,053
Customer deposits	455,408	—
Promissory notes	611,645	1,148,738
Intercompany payable	3,416,118	2,910,040
Total Liabilities	$5,232,737	$4,308,894

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of June 30, 2026 and December 31, 2025 was $320,000.
Concentrations of Credit Risk
At June 30, 2026 and December 31, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and six months ended June 30, 2026, four and three customers, respectively, accounted for 77.6% and 44.1% of revenue, respectively. The revenue amounts for each of the customers were $0.31 million, $0.25 million, $0.21 million, and $0.18 million, respectively, for the three months June 30, 2026, and $0.44 million, $0.40 million, and $0.31 million, respectively, for the six months June 30, 2026.

For the three and six months ended June 30, 2025, two customers accounted for 38.8% and 50.7% of revenue, respectively. The revenue amounts for each of the two customers were $0.06 million, and $0.06 million, respectively, for the three months June 30, 2025, and $0.45 million and $0.18 million, respectively, for the six months June 30, 2025.

During the six months ended June 30, 2026, the Company's top five customers accounted for approximately 61.8% of the Company’s total revenue. During the six months ended June 30, 2025, the Company's top five customers accounted for approximately 65.3% of the Company’s total revenue.

At June 30, 2026, three customers accounted for 56.6% of accounts receivable. At December 31, 2025, three customers accounted for 41.6% of accounts receivable.

Approximately 65.2% and 56.6% of the Company’s trade accounts receivable balance was with five customers at June 30, 2026 and December 31, 2025, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized over time:
Services - engineering and others (1)(2)	$121,803	$154,602	$817,742	$375,094
Grid services	6,534	36,482	16,956	83,294
Grants	182,790	—	428,718	79,610
Revenue recognized at point in time:
Products	915,599	141,905	1,356,430	707,456
Total revenue	$1,226,726	$332,989	$2,619,846	$1,245,454
__________________
(1) The six months ended June 30, 2025, amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses. There is no such amount for June 30, 2026.
(2) The six months ended June 30, 2026 amount includes $441,201 of grid interconnection service revenue from Nuvve Japan subsidiary and $63,029 in related cost of services.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of June 30, 2026 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2026 (remaining six months)	$1,191,762
2027	615,467
2028	387,053
2029	293,840
Thereafter	182,356
Total (1)	$2,670,478
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$1,143,112	$258,152	$1,978,329	$1,098,951
Japan	68,872	—	609,360	—
Denmark	14,742	74,837	32,157	146,503
	$1,226,726	$332,989	$2,619,846	$1,245,454

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at June 30, 2026 and December 31, 2025 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2026	Total Gains (Losses) For The Three Months Ended June 30, 2026	Total Gains (Losses) For The Six Months Ended June 30, 2026
Recurring fair value measurements
2024 October Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$1,403
2025 May Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$11,272
2025 September Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$2,862
2025 November Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$12,311
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$9,848
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$148,935	$148,935	$109,547	$287,392
2026 January Institutional/Accredited Investor Warrants	$—	$—	$3,734	$3,734	$2,825	$2,825
2026 February Institutional/Accredited Investor Warrants	$—	$—	$4,276	$4,276	$3,135	$3,135
2026 March 6 Institutional/Accredited Investor Warrants	$—	$—	$5,514	$5,514	$3,792	$3,792
2026 March 27 Institutional/Accredited Investor Warrants	$—	$—	$31,914	$31,914	$22,841	$22,841
2026 April 13 Institutional/Accredited Investor Warrants	$—	$—	$10,732	$10,732	$—	$—
Total recurring fair value measurements	$—	$—	$205,105	$205,105	$142,140	$357,681

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025	Total Gains (Losses) For The Three Months Ended June 30, 2025	Total Gains (Losses) For The Six Months Ended June 30, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$—	$—	$(18,042)	$199,854
2024 October Institutional/Accredited Investor Warrants	$—	$—	$1,403	$1,403	$20,082	$285,260
Senior Convertible Notes - October 2024	$—	$—	$—	$—	$972,245	$(118,761)
Additional Investment Rights - October 2024	$—	$—	$—	$—	$672,334	$(4,383)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$(8,396)	$60,629
2025 March Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$70,287	$70,287
2025 May Institutional/Accredited Investor Warrants	$—	$—	$11,272	$11,272	$—	$—
2025 September Institutional/Accredited Investor Warrants	$—	$—	$2,862	$2,862	$—	$—
Senior Convertible Notes - September 2025	$—	$—	$112,302	$112,302	$—	$—
2025 November Institutional/Accredited Investor Warrants	$—	$—	$12,311	$12,311	$—	$—
Senior Convertible Notes - November 2025	$—	$—	$281,185	$281,185	$—	$—
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$9,848	$9,848	$—	$—
Senior Convertible Notes - December 17 and 26 2025	$—	$—	$222,691	$222,691	$—	$—
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$436,327	$436,327	$—	$—
Total recurring fair value measurements	$—	$—	$1,090,202	$1,090,202	$1,708,510	$492,886
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 10) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2024 October Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	2025 September Institutional/Accredited Investor Warrants	Senior Convertible Notes - September 2025 (1)	2025 November Institutional/Accredited Investor Warrants	Senior Convertible Notes - November 2025 (1)	2025 December 17 and 26 Institutional/Accredited Investor Warrants	Senior Convertible Notes - December 17 and 26 2025 (1)	2025 December 30 Institutional/Accredited Investor Warrants and AIR	2026 January Institutional/Accredited Investor Warrants	2026 February Institutional/Accredited Investor Warrants	2026 March 6 Institutional/Accredited Investor Warrants	2026 March 27 Institutional/Accredited Investor Warrants	2026 April 13 Institutional/Accredited Investor Warrants
Balance at December 31, 2025	$1,403	$11,272	$2,862	$112,302	$12,311	$281,185	$9,848	$222,691	$436,327	$—	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	—	—	—	—	6,559	7,411	9,306	54,754	—
Interest Expense	—	—	—	4,768	—	4,898	—	4,484	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	—	—	(40,218)	—	(222,222)	—	—	—	—	—	—
Total (gains) losses for period included in earnings	(1,403)	(11,272)	(2,862)	—	(12,311)	—	(9,848)	—	(177,845)	—	—	—	—	—
Balance at March 31, 2026	—	—	—	117,070	—	245,865	—	4,953	258,482	6,559	7,411	9,306	54,754	—
Initial fair value	—	—	—	—	—				—	—	—	—	—	10,732
Interest Expenses	—	—	—	—	—	(1,000)	—	66	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	(111,111)	—	(237,559)	—	—	—	—	—	—	—	—
Total (gains) losses for period included in earnings	—	—	—	—	—		—	—	(109,547)	(2,825)	(3,135)	(3,792)	(22,841)	—
Balance at June 30, 2026	—	—	—	5,959	—	7,306	—	5,019	148,935	3,734	4,276	5,514	31,913	10,732
__________________
(1) The six months ended June 30, 2026 ending balance amount consist of only interest amount.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 3.09 years, risk free rate of 3.56%, no dividends, volatility of 83.0%, common stock price of $45.72, and strike price of $14,400.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 3.55 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $2,721.60.

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

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 3.95 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.36 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.69 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 0.35 years risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.21 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.45 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.83 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 0.65 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.52 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 2025 December 17 and 26 Institutional/Accredited Investor Warrants was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.55 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

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

The fair value of the level 3 2025 December 30 Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.50 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $63.90.

The fair value of the level 3 2025 December 30 Institutional/Accredited Investor Warrants and AIR was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 5.00 years, risk free rate of 4.20%, no dividends, volatility of 53.0%, common stock price of $45.72, and strike price of $63.92.

The fair value of the level 3 2026 January Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.60 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $31.32.

The fair value of the level 3 2026 February Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.70 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $20.34.

The fair value of the level 3 2026 March 6 Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.80 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $10.98.

The fair value of the level 3 2026 March 27 Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.80 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $11.16.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 2026 April 13 Institutional/Accredited Investor Warrants and AIR was estimated at June 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.80 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $8.52.

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

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$1,455,809	$1,455,809	$—	$—
Promissory Notes - August 16, 2024	$—	$—	$564,446	$564,446
Promissory Notes - Fermata Energy II LLC	$611,645	$611,645	$584,292	$584,292

Note 5 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		June 30, 2026	December 31, 2025
Trade receivables		$1,029,175	$2,401,271
Less: allowance for credit losses		(316,312)	(1,306,620)
	Accounts receivable, net	$712,863	$1,094,651

Allowance for credit losses:

	Balance December 31, 2025	$(1,306,620)
	Provision	—
	Write-off (1)	990,308
	Recoveries	—
	Balance at June 30, 2026	$(316,312)
__________________
(1) $990,105 of the total amount is related to prior recognized management fees earned in the Fresno EV infrastructure project management.

Note 6 – Inventories
The following table summarizes the Company’s inventories balance by category:

	June 30, 2026	December 31, 2025
DC Chargers	$63,936	$230,272
AC Chargers	269,377	337,812
Component parts and Carbon Credit	238,735	232,735
Total	$572,048	$800,819

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			June 30, 2026	December 31, 2025
Computers & Servers	1 year	to	3 years	$185,973	$176,702
Vehicles	5 years	to	7 years	62,746	64,297
Office furniture and equipment	3 years	to	5 years	424,366	445,323
Capitalized charger (1)	5 years	to	7 years	237,000	—
Test units and warranty/loaned chargers (2)	5 years	to	7 years	972,322	743,817
Total				1,882,407	1,430,140
Less: Accumulated Depreciation				$(997,058)	$(811,696)
Property, plant and equipment, net				$885,348	$618,444

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$116,179	$46,737	$191,516	$90,705
__________________
(1) Represents DC Chargers bought by Nuvve Taiwan as the Company's owned and operated charging stations in Taiwan.
(2) Represents DC Chargers temporarily warranty/loaned out to customers while their DC Chargers are being repaired.

Note 8 – Intangible Assets and Goodwill

Intangible Assets
At both June 30, 2026 and December 31, 2025, the Company had recorded a gross intangible asset balance of $2,240,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $37,343 and $34,860 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense of intangible assets was $74,687 and $69,720 for the six months ended June 30, 2026 and 2025, respectively. Accumulated amortization totaled $1,249,538 and $1,174,851 at June 30, 2026 and December 31, 2025, respectively.

The net amount of intangible assets of $991,018 at June 30, 2026, will be amortized over the weighted average remaining life of 8.50 years.
Total estimated future amortization expense is as follows:

2026 (remaining six months)	$73,019
2027	142,706
2028	142,706
2029	142,706
2030	142,706
Thereafter	347,175
$991,018

Goodwill
The following table summarizes the Company’s goodwill balance:

	June 30, 2026	December 31, 2025
Beginning Balance	$96,000	$—
Additions	—	96,000
Total	$96,000	$96,000

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Debt
The following is a summary of debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loan	$1,455,809	$—
Promissory Notes - August 16, 2024 (1) (3)	—	564,446
Senior Convertible Notes - September 2025 (2)	5,959	112,302
Senior Convertible Notes - November 2025 (2)	7,306	281,186
Senior Convertible Notes - December 2025 (2)	5,019	222,691
Promissory Notes - Fermata Energy II LLC (1) (3)	611,645	584,292
Total outstanding principal balance	2,085,738	1,764,917
Less: unamortized debt issuance costs and discounts	(126,647)	(35,174)
Total debt, net of unamortized issuance costs and discounts	1,959,091	1,729,743
Less: current portion of long-term debt	1,959,091	1,729,743
Long-term debt, net of current portion	$—	$—
__________________
(1) Amount represents related party notes.
(2) Balance amount represents interest only.
(3) Amount includes accrued interest.
.
As of June 30, 2026, the total future maturities of the principal amounts of the debt obligations are as follows:

2026 (remaining six months)	$1,367,300
2027	718,438
2,085,738
Term Loan
On June 12, 2026, the Company entered into a business loan and security agreement with ACH Capital West, LLC, which provides for a term loan ("Term Loan") in the amount of $1,500,000 with principal and interest due on May 11, 2027. Commencing on June 19, 2026, the Company is required to make weekly principal and interest payments of $43,438 until May 11, 2027. The principal amount of the Term Loan includes an original issue discount of $135,000 or 9.0%. The Term Loan is a short-term, fixed interest rate obligation. Principal and interest on the Term Loan is payable in arrears weekly. The Term Loan is secured by certain of the Company's assets.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict the Company's ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. The Company is in compliance with the Term Loan covenants as of June 30, 2026.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	6/12/2026	5/11/2027	$1,500,000	$1,455,809	1.8818%	163.64%
Interest expense paid on the Term Loan for the three and six months ended June 30, 2026 was $42,684. No interest expense was paid on the Term Loan for the three and six months ended June 30, 2025.
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
Interest expense on the SPV Promissory Notes for the three and six months ended June 30, 2026 was zero and $13,724, respectively. Interest expense on the SPV Promissory Notes for the three and six months ended June 30, 2025 was $37,806 and $75,186, respectively.
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
The September 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The September 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $123.1920 per share. The conversion price of the September 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The September 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each September 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $123.1920 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the September 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The September 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the September 2025 Convertible Notes for three and six months ended June 30, 2026 was zero and $4,768, respectively. There was no interest expense paid on the September 2025 Convertible Notes for the three and six months ended June 30, 2025.
As of June 30, 2026, the accredited investors had converted the principal balance of the September 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement. The remaining liability balance for this note of $5,959 is the outstanding interest payable.
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
The November 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The November 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $99.648 per share. The conversion price of the November 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The November 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each November 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $99.648 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the November 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The November 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the November 2025 Convertible Notes for three and six months ended June 30, 2026 was zero and $4,897, respectively. There was no interest expense paid on the November 2025 Convertible Notes for the year ended June 30, 2025.
As of June 30, 2026, the accredited investors had converted the principal balance of the November 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement. The remaining liability balance of this note of $7,306 is the outstanding interest payable.
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
The December 2025 Convertible Notes have a term of 18 months with monthly installment payments and bear interest at an effective rate of 8.00% per annum which automatically increases to 18.00% per annum in the event of a default. The December 2025 Convertible Notes is convertible at the option of the investors, at any time, in whole or in part, into such number of shares of Common Stock equal to the principal amount of the note outstanding plus all accrued and unpaid interest at a conversion price equal to $69.840 per share. The conversion price of the December 2025 Convertible Notes is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.
The December 2025 Warrants are exercisable for up to an aggregate of 100.00% of the shares of Common Stock that each December 2025 Convertible Note is convertible into as of the issuance date, at an exercise price of $69.840 per share, which represents 95.00% of the average of the five lowest trading prices in the ten trading days prior to the date the investors exercised their additional investment right, as set forth in the purchase agreement. The exercise price of the December 2025 Warrants is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The December 2025 Convertible Notes and Warrants are recorded as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the consolidated statement of operations.
Interest expense on the December 2025 Convertible Notes for the three and six months ended June 30, 2026 was $66 and $4,550, respectively. There was no interest expense paid on the December 2025 Convertible Notes for the three and six months ended June 30, 2025.
As of June 30, 2026, the accredited investors had converted the principal balance of the December 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement. The remaining liability balance of this note of $5,019 is the outstanding interest payable.
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
Interest expense on the Fermata Promissory Notes for the three and six months ended June 30, 2026 was $13,676 and $27,352, respectively. Interest expense on the Fermata Promissory Notes for the three and six months ended June 30, 2025 was $10,181.

The Fermata Promissory Notes were not paid by the maturity date. On July 24, 2026, the Company received a demand from the holders (the "Demanding Holders") representing approximately 62% or $341,176 of the aggregate principal amount of the outstanding Fermata Promissory Notes requesting repayment in full of such Fermata Promissory Notes within ten business days. Fermata did not make payment by the August 7, 2026 demand date and, accordingly, is in default with respect to the balances due with such Fermata Promissory Notes held by the Demanding Holders. The Fermata Promissory Notes in default, trigger a default interest rate of 18% per annum.

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
Authorized Shares
As of June 30, 2026, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 201,000,000, of which 200,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 10, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K for a detailed discussion of the Company’s stockholders' equity.

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
During the six months ended June 30, 2026, the Company issued an aggregate of 130 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 173,729 shares of Common Stock to certain institutional investors. The Company received aggregate proceeds of $2,100,000, net of a 10% original issue discount (gross stated value of $2,333,334).

During the six months ended June 30, 2026, 339 shares of the Series A Convertible Preferred Stock or $6,094,680 of the Series A Convertible Preferred Stock, net of preferred issuance costs, were converted into 262,204 of the Company common shares. Please see the table below for the Series A Convertible Preferred Stock outstanding as of June 30, 2026.

Additionally, as of June 30, 2026, 15 shares of Series A Convertible Preferred Stock or $242,589 of the Series A Convertible Preferred Stock, net of preferred issuance costs, is presented as mezzanine equity in the Company’s condensed consolidated balance sheets. The $242,589 Series A Convertible Preferred Stock is classified as mezzanine equity because it is redeemable at the option of its holders upon a deemed liquidation event and has a condition for redemption that is not solely within the control of the Company.
At June 30, 2026, Series A Convertible Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended June 30, 2026	Accrued Dividend -Six Months Ended June 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
35,000	134	109	$1,000	$1,734,808	$40,194	$88,574	$47,105	$2,008,425

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At June 30, 2026, Series A Convertible Preferred Stock (Mezzanine equity) consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended June 30, 2026	Accrued Dividend -Six Months Ended June 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
35,000	349	15	$1,000	$242,589	$5,671	$11,231	$—	$276,076

Warrants
In conjunction with the issuance of Preferred Stock and Convertible Notes, the Company issued to the certain investors private warrants to purchase shares of Common Stock of the Company. These warrants are reflected as a liabilities in the condensed consolidated balance sheet as of June 30, 2026, and the change in the fair value of the private warrants for the three months ended June 30, 2026 in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of these warrants recorded in the condensed consolidated statement of operations.
The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at June 30, 2026, including adjusted exercise price for full ratchet antidilution protection for some warrants:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Adjusted Exercise Price	Adjusted Number of Warrants Exercisable	Expiration Date
2022 July Institutional/Accredited Investor Warrants	14	—	—	14	$1,080,000.00	$1,080,000.00	14	January 29, 2028
Underwriter Warrants - February 2024 offering	67	—	31	36	$14,400.00	$14,400.00	36	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	667	—	—	667	$14,400.00	$14,400.00	667	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	667	—	625	42	$14,400.00	$14,400.00	42	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	2,883	2,883	—	1,436	$13.31	$8.5212	3,425	October 31, 2029
2025 May Institutional/Accredited Investor Warrants	28,544	—	—	28,544	$14.04	$8.5212	32,984	May 30, 2030
2025 July Institutional/Accredited Investor Pre-funded Warrants	2,757	2,757	—	—	$0.0018	$0.0018	—	Until Exercised in Full
2025 July Institutional/Accredited Investor Warrants	402	—	—	402	$756.00	$756.00	402	July 11, 2030
2025 September Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$3.0798	$8.5212	13,039	September 10, 2030
2025 November Institutional/Accredited Investor Warrants	13,663	—	—	13,663	$2.49	$8.52	32,599	November 27, 2030
2025 December 17, Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$69.84	$8.52	13,039	December 17, 2030
2025 December 26 Institutional/Accredited Investor Warrants	5,465	—	—	5,465	$55.15	$8.52	13,039	December 26, 2030
2025 December 30 Institutional/Accredited Investor Warrants	140,825	—	—	140,825	$63.92	$8.52	1,056,190	December 30, 2030
2025 December Institutional/Accredited Investor Pre-Funded Warrants	3,085	1,543	—	1,543	$0.0018	$0.0018	1,543	Until Exercised in Full
2026 January Institutional/Accredited Investor Warrants	12,387	—	—	12,387	$31.40	$8.52	45,638	January 29, 2031
2026 February Institutional/Accredited Investor Warrants	13,663	—	—	13,663	$20.33	$8.52	32,599	February 10, 2031
2026 March 6 Institutional/Accredited Investor Warrants	16,943	—	—	16,943	$16.38	$8.52	32,599	March 6, 2031
2026 March 27 Institutional/Accredited Investor Warrants	98,138	—	—	98,138	$11.32	$8.52	117,354	March 27, 2031
2026 April 13 Institutional/Accredited Investor Warrants	32,598	—	—	32,598	$8.52	$8.52	32,598	April 13, 2031
May 2025 Consulting Warrants	4,167	—	—	4,167	756	$756.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$900.00	$900.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$1,080.00	$1,080.00	4,167	May 7, 2030
May 2025 Consulting Warrants	926	—	—	926	$720.00	$720.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$900.00	$900.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$1,080.00	$1,080.00	926	May 18, 2030
	398,977	7,183	656	392,576			1,443,086

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Treasury Stock
The Company's Board authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	June 30, 2026	December 31, 2025
Beginning balance	2	2
Shares repurchased	—	—
Average purchase price per share	$—	$—
Amount spent on repurchased shares	$—	$—
Aggregate Board of Directors repurchase authorizations during the period	—	$—
Ending balance	2	2
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
At June 30, 2026, Fermata's Entity Preferred Units consisted of the following:

Units Authorized	Units Issued	Units Outstanding	Fair Value per Units	Carrying Value	Cumulative Preferred Returns	Preferred Returns - Three Months Ended June 30, 2026	Preferred Returns -Six Months Ended June 30, 2026	Liquidation Preference
4,900,000	4,900,000	4,900,000	$0.0340	$166,698	$21,905	$4,600	$9,088	$188,603
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in April 2025, class B units of up to 2,500,000 were authorized to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend. The class B unit holders are entitled to an accrued cumulative 18.0% annual return on unreturned capital contributions in the Nuvve Mexico entity. Cumulative annual return of $49,142 on unreturned capital contributions has been accrued as of June 30, 2026. As of June 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.
J-Kiss Units - Nuvve Japan
In connection with the formation of Nuvve Japan in 2025, J-Kiss units of up to 100,000,000, no par value, were authorized to be issued to members admitted into the Nuvve Japan. through subscription rights as investors. The J-Kiss units are convertible into the Nuvve Japan common shares and are nontransferable, and does not pay dividend. The number of shares to be issued by Nuvve Japan upon conversion of the subscription rights shall be the number obtained by dividing the total amount of the subscription rights issue price by the conversion price. The conversion price is determined at the next equity financing of Nuvve Japan as described in the subscription rights agreement. As of June 30, 2026, J-Kiss units had aggregate subscription of 10,211 units outstanding, no par value.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Board extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 20,756 shares. As of June 30, 2026, there is an aggregate of 20,833 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 7,458 shares of common stock remained available for future issuance under the 2020 Plan as of August 6, 2026. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	$440	$14,022	$2,122	$568,681
Total	$440	$14,022	$2,122	$568,681

The following is a summary of the stock option activity under the 2010 Plan for the six months ended June 30, 2026:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	6	1,186,423.92	2.90	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - June 30, 2026	6	1,186,423.92	2.56	—
Options Exercisable at June 30, 2026	1	2,006,751.46	4.12	—
Options Vested at June 30, 2026	1	2,006,751.46	4.12	—
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 was zero.

The following is a summary of the stock option activity under the 2020 Plan for the six months ended June 30, 2026:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	10,432	1,666.19	9.88	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - June 30, 2026	10,432	1,666.19	9.39	—
Options Exercisable at June 30, 2026	5,752	163.91	9.39	—
Options Vested at June 30, 2026	5,752	163.91	9.39	—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 was zero.
Other Information:

	Six Months Ended June 30,
	2026	2025
Amount received from option exercised	$—	$—

	June 30, 2026		Weighted average remaining recognition period
Total unrecognized options compensation costs	$—		0.00
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.

The Company did not have any nonvested restricted stock units as of the six months ended June 30, 2026.

As of June 30, 2026, there were no unrecognized compensation cost related to nonvested restricted stock.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$—	$—	$—	$—
Effective tax rate	0.0%	0.0%	0.0%	0.0%
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2026, there was no material change from the year ended December 31, 2025 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss attributable to Nuvve Holding Corp. common stockholders	$(7,148,587)	$(13,378,800)	$(12,982,806)	$(20,251,803)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	494,606	8,769	348,857	5,657
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(14.45)	$(1,525.62)	$(37.22)	$(3,579.73)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options issued and outstanding	10,438	9	10,438	9
Public warrants	—	10	—	10
PIPE warrants	—	5	—	5
2022 July Institutional/Accredited Investor Warrants	14	14	14	14
Underwriter Warrant - February 2024 offering	36	35	36	35
2024 February Institutional/Accredited Investor Warrants - series A	667	667	667	667
2024 February Institutional/Accredited Investor Warrants - series C	42	42	42	42
2024 October Institutional/Accredited Investor Warrants	1,436	522	1,436	522
2024 December Institutional/Accredited Investor Warrants	—	386	—	386
2025 March Institutional/Accredited Investor Warrants	—	2,073	—	2,073
2025 April Institutional/Accredited Investor Warrants	—	1,644	—	1,644
2025 May Institutional/Accredited Investor Warrants	28,544	7,419	28,544	7,419
2025 July Institutional/Accredited Investor Warrants	402	—	402	—
2025 September Institutional/Accredited Investor Warrants	5,465	—	5,465	—
2025 November Institutional/Accredited Investor Warrants	13,663	—	13,663	—
2025 December 17, Institutional/Accredited Investor Warrants	5,465	—	5,465	—
2025 December 26 Institutional/Accredited Investor Warrants	5,465	—	5,465	—
2025 December 30 Institutional/Accredited Investor Warrants	140,825	—	140,825	—
2025 December Institutional/Accredited Investor Pre-Funded Warrants	1,543	—	1,543	—
2026 January Institutional/Accredited Investor Warrants	12,387	—	12,387	—
2026 February Institutional/Accredited Investor Warrants	13,663	—	13,663	—
2026 March 6 Institutional/Accredited Investor Warrants	16,943	—	16,943	—
2026 March 27 Institutional/Accredited Investor Warrants	98,138	—	98,138	—
2026 April 13 Institutional/Accredited Investor Warrants	32,598	—	32,598	—
May 2025 Consulting Warrants	12,500	—	12,500	—
May 2025 Consulting Warrants	2,778	—	2,778	—
Convertible preferred stock	273,830	—	273,830	—
Total	676,842	12,826	676,842	12,826

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Related Parties
During the three and six months ended June 30, 2026 the Company recognized revenue of zero from an entity that is an investor in the Company. During the three and six months ended June 30, 2025 the Company recognized revenue of $9,605 and $18,482, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at June 30, 2026 and December 31, 2025 from the same entity that is an investor in the Company.
As described in Note 9, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. As of June 30, 2026, the Chief Executive Officer and Chief Financial Officer have funded $610,500 and $230,000, respectively, of the Promissory Notes. As of December 31, 2025, the Company has repaid $277,786 of the Chief Executive Officer's principal and interest balance of $601,871 of his SPV Promissory Note through a non-cash exercise of his October 2024 Warrants. Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811.
As described in Note 9, in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $547,058.
Effective December 31, 2025, the Company determined to transfer 155 Class A Units of AggregationV2G LLC, or 15.5% of the total equity interests of AggregationV2G LLC, to each of Messrs. Poilasne and Robson as compensation for services provided as executive officers. As a result, the Company holds 490 Class A Units of AggregationV2G LLC, representing 49% of the total equity interests of AggregationV2G LLC. AggregationV2G LLC holds a 100% ownership interest in Nuvve Japan.

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

Pursuant to J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 35 SARs, respectively, of J-Kiss SARs (the “JKISS Investment”. The J-Kiss SARs were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from the Gregory Poilanse, our Chief Executive Officer and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. In connection with JKISS Investment, Messrs. Poilasne and Robson entered into loan agreements with Nuvve Japan (the “Nuvve Japan Loan Agreements”), pursuant to which Nuvve Japan agreed to lend Messrs. Poilasne and Robson $351,085 and $223,418, respectively, which represented the consideration payable by each officer in exchange for the receipt of J-Kiss SARs in the JKISS Investment. The loans under the Nuvve Japan Loan Agreements accrued interest at a rate of 6% per annum, and had a repayment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully repaid the principal and interest amounts owed under the respective Nuvve Japan Loan Agreements. The Company and the Chief Executive Officer and Chief Financial Officer agreed that each officer would enter into an agreement with Nuvve Japan pursuant to which their respective J-Kiss SARs will be cancelled in exchange for Nuvve Japan returning the respective investment amounts in cash or a note receivable, or a combination of both, for each officer’s respective J-Kiss SARs. The cancellation agreements between each of Messrs. Poilasne and Robson were effective as of July 9, 2026.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	June 30, 2026	December 31, 2025

Operating lease assets	Right-of-use operating lease assets	$3,515,576	3,779,757
Finance lease assets	Property, plant and equipment, net	—	1,551
Total lease assets		$3,515,576	$3,781,308

Operating lease liabilities - current	Operating lease liabilities - current	$1,021,085	860,130
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,261,294	3,558,659
Finance lease liabilities - current	Other liabilities - current	—	2,340
Total lease liabilities		$4,282,379	$4,421,129

The components of lease expense are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2026	2025	2026	2025

Operating lease expense	Selling, general and administrative	$216,268	$233,986	$433,182	$467,973
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	—	1,539	2,340	3,078
Interest on finance lease liabilities	Interest expense, net	—	179	—	402
Total lease expense		$216,268	$235,704	$435,522	$471,453

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	June 30, 2026	June 30, 2026
2026	$592,678	$—
2027	913,705	—
2028	898,606	—
2029	925,564	—
2030	953,331	—
Thereafter	981,932	—
Total lease payments	5,265,816	—
Less: interest	(983,437)	—
Total lease obligations	$4,282,379	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease term and discount rate:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease terms (in years):
Operating lease	5.43	5.9
Finance lease	—	0.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$264,828	$250,448
Operating cash flows - finance leases	$—	$—
Financing cash flows - finance leases	$647	$7,591

Leased assets obtained in exchange for new finance lease liabilities	$—	$4,651
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $15,000 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2026	2025	2026	2025

Sublease lease income	Other, net	$155,647	$135,742	$311,293	$240,684
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $96,258 and $98,321 at June 30, 2026 and December 31, 2025, respectively.
Lease income are as follows:

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Lease income	Products and services	$1,481	$839	$2,063	$1,666
Interest income	Products and services	9,204	4,619	12,261	8,551
Total lease income		$10,685	$5,458	$14,324	$10,217

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 – Commitments and Contingencies
(a)      Legal Matters
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Please see Note 16 (d) (e) and (f) below for details regarding legal proceedings with Company suppliers.
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the six months ended June 30, 2026 and 2025, $9,357 and $122,928, respectively, were paid under the research agreement. At June 30, 2026, $85,428 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of June 30, 2026 and December 31, 2025, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of June 30, 2026, no royalty expenses had been incurred under this agreement.

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
(e)    San Diego Gas and Electric ("SDG&E")

On June 3, 2026, SDG&E filed a lawsuit in Superior Court of California in County of San Diego against the Company regarding its purchase agreement with the Company for the installation and operation of six 60kw Rhombus V2g charging stations in Cajon Valley Union School district. SDG&E alleged that the Company failed to meet its obligations under the agreement. In the lawsuit, SDG&E is asking for actual, incidental, and consequential damages at an amount to be proven at trial, and attorneys fees and costs and other relief as the court deems just and proper. The amount of any loss, expenses, or timing of the adjudication of the lawsuit is not reasonably estimable at this time.
(f) Fleet Electrification Program
On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.70 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination. Accounts receivable balance related to FEOC was fully reserved as of December 31, 2025, and written-off as of June 30, 2026.
(g)    Due to Customers

During the quarter ended June 30, 2026, the Company received $145,000 in Environmental Protection Agency’s Clean School Bus Rebates on behalf of its customers. The Company is partnering with these customers to implement their Clean School Bus programs. During the six months ended June 30, 2026, the Company has not invoiced these customers yet for any products and

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
services under the grant award. The balance of $145,000 represents the amount due to customers, which the Company has recorded in the condensed consolidated balance sheets.
(h) Sale and Purchase Agreement

As previously disclosed, on June 22, 2026, Nuvve Denmark, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Toparceanu Ioan, Ciolacu Silviu, Fodor Alexandru, Vulcan Ioan, Dungaciu Andrei, Popa Partenie (collectively, the “Sibiu Sellers”) to acquire all of the equity interests of BESS Sibiu SRL, a Romanian limited liability company (“BESS Sibiu”), which is currently developing a 42 MW battery energy storage system (the “Battery Energy Storage Project”) in Sibiu, Romania. In exchange, Nuvve Denmark agreed to pay to the Sibiu Sellers, (i) a monthly fee of €10,000 accruing from the execution of the Sale and Purchase Agreement until the earlier of the COD Date (as defined below) or COD Long Stop Date (as defined below) (the “Development Fee”), (ii) upon the BESS Sibiu closing of the sale and purchase agreement, approximately €420,000 (the “Initial Purchase Price”), subject to certain adjustments, including (a) an increase per the amount of the financial guarantee made to the Romanian Energy Regulatory Authority, (b) a decrease for the amount of certain outstanding loans owed by BESS Sibiu to the Sibiu Sellers (the “Seller Loan Amount”), and (c) relevant adjustments, which may be either a positive or negative amount, for the net working capital of BESS Sibiu at the BESS Sibiu closing of the sale and purchase agreement, and (iii) only upon receipt of a generation license issued by the Romanian Energy Regulatory Authority regarding the Battery Energy Storage Project (the “COD Date”), approximately €1,260,000, subject to reduction by the amount of the previously paid Development Fee, (the “COD Payment”). If, due to reasons attributable to the Sibiu Sellers, the COD Date has not occurred as of the fifteen-month anniversary of the BESS Sibiu closing of the sale and purchase agreement (the “COD Long Stop Date”), the COD Payment shall not become due or payable. Additionally, Nuvve Denmark has agreed to pay to the Sibiu Sellers the Seller Loan Amount in an aggregate amount equal to RON 946,000. As of June 30, 2026, no amounts have been accrued or paid related to the sale and purchase agreement.

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

As of June 30, 2026, Fermata Energy II LLC, Nuvve New Mexico LLC, AggregationV2G LLC, CamerEye LLC and Deep Impact are included as the non-controlling interest entities.

The following table summarizes non-controlling interests presented as a separate component of stockholders’ deficit on the Company’s condensed consolidated balance sheet at June 30, 2026:

	June 30, 2026	December 31, 2025
Beginning Balance	$(755,246)	(28,809)
Net loss attributable to non-controlling interests	$(760,265)	(726,437)
Non-controlling interests	$(1,515,511)	$(755,246)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of June 30, 2026:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to non-controlling interests	$(327,329)	$(189,663)	$(760,265)	$(195,260)

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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,226,726	$332,989	$2,619,846	$1,245,454
(Add)/deduct:
Cost of sales	1,194,922	131,065	1,936,890	692,309
Selling, general, and administrative expense:
Employee compensation and benefits	2,123,196	1,996,835	4,428,578	4,414,360
Consultants	59,713	59,869	108,549	59,869
Marketing	194,316	549,338	384,563	813,832
Rent	265,535	259,910	526,439	533,227
Professional fees	389,654	241,568	671,988	557,382
Legal	969,306	653,948	1,637,212	1,365,105
Insurance (excluding health & D&O)	85,621	25,337	193,661	69,184
IT Expense	109,902	238,743	177,987	515,817
Travel	88,629	62,757	141,480	85,529
Office Meal and Employee Reimbursement	26,419	7,484	37,914	17,172
Dues & Subscriptions	35,037	53,840	92,666	114,608
Repairs and Maintenance	49	—	2,227	—
Office Supplies	—	1,557	—	2,409
Telephone	1,929	2,535	3,003	4,318
Utilities	5,966	8,657	18,006	21,649
Depreciation & Amortization	82,744	81,597	166,393	160,425
Bank charges	12,050	12,304	18,100	18,154
Fair value of warrants issued for cryptocurrency strategy consulting services	—	8,194,000	—	8,194,000
Public Co Fees	1,677,066	351,470	2,335,190	893,713
Provision for credit losses	—	991,255	—	991,255
Other	417,415	112,982	489,922	128,041
Total selling, general, and administrative expense	6,544,546	13,905,986	11,433,877	18,960,049
Research and development expense:
Employee compensation and benefits	442,161	716,239	1,097,795	1,194,409
Consultants	135,484	67,193	288,459	219,323
Rent	1,047	—	2,094	—
License fees	11,182	62,295	97,257	199,607
Legal	191,032	122,342	581,211	220,964
IT Expense	61,477	96,953	328,479	104,873
Travel	9,785	9,212	20,051	14,866
Office Meal and Employee Reimbursement	2,302	1,564	5,274	3,210
Dues & Subscriptions	5,931	700	10,224	700
Repairs and Maintenance	611	11,054	5,436	12,216
Depreciation & Amortization	71,252	—	100,283	—
Bank charges	2,815	2,879	4,534	4,037
Other	300	2,731	300	2,730
Total research and development expense	935,378	1,093,163	2,541,395	1,976,935

Total other income (expense), net	145,942	1,228,763	$386,456	$(63,224)
Income tax expense	—	—	$—	$—
Net loss	$(7,302,178)	$(13,568,462)	$(12,905,861)	$(20,447,063)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	June 30, 2026	December 31, 2025
United States	$1,480,852	$1,648,916
United Kingdom	—	84
Nuvve Japan	9,625	—
Nuvve Taiwan	285,855	—
Denmark	100,035	131,150
	$1,876,367	$1,780,150

Note 19 - Acquisition
Fermata Acquisition

On April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Fermata Energy LLC, a Delaware limited liability company (“Seller”) and Fermata Energy II, LLC, a Delaware limited liability company and newly formed subsidiary of the Company (“Fermata"), pursuant to which the Company agreed to acquire, through Fermata, substantially all of the assets and certain specified liabilities of the Seller in exchange for a total purchase price of approximately $506,898, consisting of approximately $340,200 in cash, and the fair value of the preferred units issued to the former debt holders of the Seller. The former debt holders of the Seller were issued 4,900,000of preferred units in connection with the acquisition. The Fermata acquisition closed on April 25, 2025.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Subsequent Events

Reverse Stock Split

Following the special meeting of stockholders on June 23, 2026, our Board approved a reverse stock split of the Common Stock at a ratio of 1-for 18 (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 6, 2026. The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase Common Stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments, other than outstanding warrants, were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Termination of the Securities Exchange and Omnibus Amendment Agreement

On July 15, 2026, Nuvve Holding Corp. (the “Company”) determined that (i) the certain securities exchange and omnibus amendment agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of warrants, dated May 12, 2026, and (ii) the certain registration rights agreement (the “Registration Rights Agreement) between the Company and certain investors signatory thereto (the “RRA Investors”), also dated May 12, 2026, had been effectively terminated (the “Termination”).

As previously disclosed, pursuant to the Exchange Agreement, the Holders agreed, upon the closing of the Exchange (the “Closing”), to exchange their Existing Warrants (as defined in the Exchange Agreement) for an aggregate of 728,174 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and such exchanged shares, the “Exchange Shares”), or at a Holder’s election in its sole discretion, such Holder could have instead received an amount of newly issued pre-funded common stock purchase warrants each exercisable for shares of Common Stock, at a nominal exercise price of $0.0001 per share (such warrants, the “Pre-Funded Warrants”, and such shares of Common Stock issuable upon exercise thereof, the “Pre-Funded Warrant Shares”), with such Exchange Shares and Pre-Funded Warrants to be an aggregate 728,174 shares of Common Stock (the “Exchange”). As a result of the Termination, the Exchange contemplated by the Exchange Agreement will no longer occur. Additionally, the provisions in the Exchange Agreement prohibiting the RRA Investors from exercising certain warrants or other securities convertible into shares of Common Stock were deemed terminated as of the effectiveness of the Termination.

Amendment to Certificate of Designation

The Exchange Agreement further provided that the Company and the Holders, as holders of a majority of the outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), agreed to amend the terms of the Series A Preferred Stock in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation Amendment”) to remove the Floor Price (as defined therein) as a limitation on adjustments to the conversion price of the Series A Preferred Stock, including adjustments arising from certain price-based anti-dilution adjustments. Such Certificate of Designation Amendment would have been subject to the approval of the Company’s stockholders. As a result of the Termination, the Company no longer intends to effect the Certificate of Designation Amendment contemplated by the Exchange Agreement and does not intend to seek approval for such amendment from its stockholders.

Additional Investment Rights

The Exchange Agreement further provided that the Company and the Holders agreed, that upon the Closing, the Holders would irrevocably waive, relinquish and terminate the Holders’ certain additional investment right to purchase additional securities of the Company as provided under that certain securities purchase agreement dated as of November 14, 2025 (the “2025 Additional Investment Right”) and that certain additional investment right to purchase additional securities of the Company as provided under that certain securities purchase agreement dated as of October 31, 2024 (the “2024 Additional Investment Right” and together with the 2025 Additional Investment Right, the “Additional Investment Rights”) and that neither the Company nor the Holders would have any further rights or obligations with respect to the Additional Investment Rights (the “AIR Termination”). As a result of the Termination, the Company does not believe that the AIR Termination will take effect.

ELOC

The Exchange Agreement further provided that the Company provided notice, effective as of the Closing, that the Company would terminate that certain common shares purchase agreement, dated November 14, 2025 (as amended and restated on December 1, 2025, the “ELOC Agreement”) between the Company and certain investors signatory thereto pursuant to Section 8.2 of the ELOC Agreement and such investors under the ELOC Agreement agreed to waive the notice requirements set forth

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
in Section 8.2 and 10.4 of the ELOC Agreement (the “ELOC Termination”). As a practical matter, the Company believes that the ELOC Termination did not occur as previously anticipated in connection with the Closing of the Exchange. On July 24, 2026, in connection with the Delist Determination (as defined below), the ELOC Agreement was automatically terminated pursuant to the terms thereof.

Amendment to Securities Purchase Agreement

The Exchange Agreement further provided that the Company and Holders agreed to amend and restate Section 4.12(a) of that certain Securities Purchase Agreement, dated as of November 14, 2025 (the “SPA Amendment”) to provide that the subsequent financing participation right of the Purchasers (as defined therein) would be divided pro rata among the Purchasers based upon their ownership percentage of the Existing Warrants. As a result of the Termination, the Company no longer reasonably believes that the SPA Amendment contemplated by the Exchange Agreement will occur.

Termination of the Registration Rights Agreement

As previously disclosed, on May 12, 2026, the Company and the RRA Investors entered into the Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission covering the public resale of (i) the Exchange Shares, (ii) the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and (iii) the shares of Common Stock issuable pursuant to the conversion of the Series A Preferred Stock, including such shares of Common Stock issuable upon payment of dividends on the Series A Preferred Stock. As a result of the Termination, the Company no longer believes that the Resale Registration Statement contemplated by the Registration Rights Agreement will be filed or is required to be filed based upon the effective termination of the Registration Rights Agreement.

Delist Determination

On July 22, 2026, the Company received written notification (the “Delist Determination”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel (the “Panel”) had determined to delist the Company’s Common Stock, from The Nasdaq Capital Market due to the Company’s failure to demonstrate compliance with (i) the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1), particularly with respect to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, (ii) the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1), and (iii) the $2,500,000 stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1). With the Delist Determination from Nasdaq, the Company’s Common Stock was suspended effective with the open of the market on Friday, July 24, 2026.

The Company's Common Stock began trading on the OTC Pink Limited Market tier of the OTC Markets system under its current trading symbol of “NVVE” effective at the open of trading on July 24, 2026. On August 10, 2026, the Company’s Common Stock began trading on the OTCQB Market (“OTCQB”) tier of the OTC Markets system.

Omnia Agreement and Milestone Payment

On March 6, 2026, the Company into a cooperation agreement (the “Cooperation Agreement”) between and among ourselves, Oelion AB, a company organized under the laws of Sweden (“Oelion”), and OMNIA Group Holdings AG, a company organized under the laws of Switzerland (“Omnia”). Concurrently with entry into the Cooperation Agreement we, Oelion and Omnia also entered into (i) a service agreement for engineering and managerial consulting services (the “Managerial Services Agreement”) and (ii) an aggregation service agreement for battery energy storage system (BESS) (the “Aggregation Service Agreement” and together with the Cooperation Agreement and the Managerial Services Agreement, the “Omnia Global Agreements”).

Pursuant to the Omnia Global Agreements, the Company acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the Managerial Services Agreement the Company will provide its technology and expertise in management of advanced energy storage and grid modernization solutions and will receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, the Company has agreed to issue, subject to the accomplishment of various contractual and operational milestones, 45,252 shares of Common Stock, (the “Common Stock Consideration”), which was equivalent to approximately 19.9% of our outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior stockholder approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). At the June Special Meeting, the Company's stockholders approved the issuance of the Preferred Stock Consideration, subject to completion of the requisite milestones, per the Cooperation Agreement. On July 23, 2026, the Company received $385,439

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
from Omnia as part of the second milestone payment. As of June 30, 2026, none of the Common Stock Consideration or Preferred Stock Consideration had been issued.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the three months ended June 30, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In April 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. Additionally, Nuvve New Mexico continues to pursue follow-on opportunities in New Mexico, including fleet electrification, charging infrastructure, and grid modernization projects with public-sector and cooperative utility customers. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units. As of June 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 300,000 Class B units at $1.00 per unit.

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

Pursuant to the Omnia Global Agreements, we have acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the Managerial Services Agreement we will provide our technology and expertise in management of advanced energy storage and grid modernization solutions and will receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, we have agreed to issue, subject to the accomplishment of various contractual and operational milestones, 45,252 shares of Common Stock, (the “Common Stock Consideration”), which was equivalent to approximately 19.9% of our outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior stockholder approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). At the

June Special Meeting, our stockholders approved the issuance of the Preferred Stock Consideration, subject to completion of the requisite milestones, per the Cooperation Agreement. As of June 30, 2026, none of the Common Stock Consideration or Preferred Stock Consideration had been issued.

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
Our estimated backlog as of June 30, 2026, was $5.3 million, which we expect to earn in future periods. We anticipate recognizing revenue from this backlog from 2026 through 2027.

Results of Operations
Three and Six Months Ended June 30, 2026 Compared with Three and Six Months Ended June 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Revenue
Products	$915,599	$141,905	$773,694	545%	$1,356,430	$707,456	$648,974	92%
Services	128,337	191,084	(62,747)	(33)%	834,698	458,388	376,310	82%
Grants	182,790	—	182,790	100%	428,718	79,610	349,108	439%
Total revenue	1,226,726	332,989	893,737	268%	2,619,846	1,245,454	1,374,392	110%
Operating expenses
Cost of product	768,109	48,124	719,985	NM	1,350,000	541,339	808,661	149%
Cost of service	426,813	82,941	343,872	415%	586,890	150,970	435,920	289%
Selling, general and administrative expenses	6,544,546	13,905,986	(7,361,440)	(53)%	11,433,877	18,960,049	(7,526,172)	(40)%
Research and development expense	935,378	1,093,163	(157,785)	(14)%	2,541,396	1,976,935	564,461	29%
Total operating expenses	8,674,846	15,130,214	(6,455,368)	(43)%	15,912,163	21,629,293	(5,717,130)	(26)%
Operating loss	(7,448,120)	(14,797,225)	7,349,105	(50)%	(13,292,317)	(20,383,839)	7,091,522	(35)%
Other income (expense)
Interest expense, net	(152,633)	(707,017)	554,384	(78)%	(265,141)	(1,242,834)	977,693	(79)%
Change in fair value of convertible notes	—	1,142,710	(1,142,710)	100%	—	51,704	(51,704)	100%
Change in fair value of warrants/investment rights liability	142,140	565,800	(423,660)	(75)%	357,681	441,182	(83,501)	(19)%
Other, net	156,435	227,270	(70,835)	(31)%	293,916	686,724	(392,808)	(57)%
Total other income (expense), net	145,942	1,228,763	(1,082,821)	(88)%	386,456	(63,224)	449,680	(711)%
Loss before taxes	(7,302,178)	(13,568,462)	6,266,284	(46)%	(12,905,861)	(20,447,063)	7,541,202	(37)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(7,302,178)	$(13,568,462)	$6,266,284	(46)%	$(12,905,861)	$(20,447,063)	$7,541,202	(37)%
Less: Net loss attributable to non-controlling interests	(327,329)	(189,662)	(137,667)	73%	(760,265)	(195,260)	(565,005)	289%
Net loss attributable to Nuvve Holding Corp.	$(6,974,849)	$(13,378,800)	$6,403,951	(48)%	$(12,145,596)	$(20,251,803)	$8,106,207	(40)%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.23 million for the three months ended June 30, 2026, compared to $0.33 million for the three months ended June 30, 2025, an increase of $0.89 million, or 268.4%. The increase was primarily attributable to $0.77 million increase in products revenue due to higher customers sales orders and shipments, and a $0.18 million increase in grants, partially offset by a $0.06 million decrease in service revenue. Products and services revenue for the three months ended June 30, 2026, consisted of DC Chargers and AC Chargers of $0.92 million, grid services revenue of $0.01 million, and engineering services of $0.12 million.

Total revenue was $2.62 million for the six months ended June 30, 2026, compared to $1.25 million for the six months ended June 30, 2025, an increase of $1.37 million, or 110.4%. The increase was primarily attributable to $0.65 million increase in products revenue due to higher customers sales orders and shipments, a $0.38 million increase in service revenue driven by $0.44 million of technical service revenue earned for a grid interconnection agreement by our Nuvve Japan subsidiary as a performance obligation in a larger stationary battery project, and a $0.35 million increase in grants. Products and services revenue for the six months ended June 30, 2026, consisted of DC Chargers and AC Chargers of $1.36 million, grid services revenue of $0.02 million, and engineering services of $0.82 million.
Cost of Products and Services Revenue
Three Months June 30, 2026 compared to Three Months Ended June 30, 2025
Cost of products and services revenue was $1.19 million for the three months ended June 30, 2026, compared to $0.13 million for the three months ended June 30, 2025, an increase of $1.06 million, or 811.7%. The increase was primarily due to higher costs of products revenue driven primarily by higher replacement warranty costs of certain discontinued DC Chargers, and the write-down of certain costs related to the Troy project.
Products margin decreased by 50.0% to 16.1% for the three months ended June 30, 2026, compared to 66.1% in the same prior year period driven by higher replacement warranty costs of certain discontinued DC Chargers in the current quarter.
Services margin decreased by 289.2% to negative 232.6% for the three months ended June 30, 2026, compared to 56.6% in the same prior year period due to write-down of certain costs related to the Troy project as the customer has elected to delay the installation of the AC Charges.
Products and services margin decreased by 75.1% to negative 14.5% for the three months ended June 30, 2026, compared to 60.6% in the same prior year period. Margin was negatively impacted by higher mix of hardware charging stations, a higher replacement warranty costs of certain DC Chargers, the write-down of certain costs related to the Troy project, and a lower mix of engineering services in the second quarter of 2026 compared with the second quarter of 2025.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Cost of products and services revenue was $1.94 million for the six months ended June 30, 2026, compared to $0.69 million for the six months ended June 30, 2025, an increase of $1.24 million, or 179.8%. The increase was primarily due to higher costs of products and service revenue driven primarily by higher replacement warranty costs of certain discontinued DC Chargers, and the write-down of certain costs related to the Troy project.
Products margin decreased by 23.0% to 0.5% for the six months ended June 30, 2026, compared to 23.5% in the same prior year period driven by higher replacement warranty costs of certain discontinued DC Chargers in the six months ended June 30, 2026.
Services margin decreased by 37.4% to 29.7% for the six months ended June 30, 2026, compared to 67.1% in the same prior year period due to write-down of certain costs related to the Troy project as the customer has elected to delay the installation of the AC Chargers, partially offset by a technical service revenue from our Nuvve Japan subsidiary of $0.44 million and $0.06 million in related cost of services.
Products and services margin decreased by 29.0% to 11.6% for the six months ended June 30, 2026, compared to 40.6% in the same prior year period. Margin was negatively impacted by higher mix of hardware charging stations, offset by higher replacement warranty costs of certain DC Chargers, and lower mix of engineering services in the six months ended June 30, 2026 compared with the six months ended June 30, 2025.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $6.5 million for the three months ended June 30, 2026, compared to $13.9 million for the three months ended June 30, 2025, a decrease of $7.4 million, or 52.9%.
The decrease during the three months ended June 30, 2026 was primarily attributable to the absence of the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.2 million in prior year same quarter, absence of bad debt expenses of $1.0 million related to management fees earned in the Fresno EV infrastructure project in prior year same quarter, decrease in travel and marketing/promotions related expenses of $0.3 million, and decrease in information technology related expenses of $0.1 million, partially offset by increase in legal fees in public company costs related to internal operational reviews/investigation of $1.0 million, increase in office related expenses of $0.4 million, increase in general legal fees expenses of $0.3 million, increase in other public company related costs of $0.3 million, increase in compensation expenses of $0.1 million, including share-based compensation, and increase in professional fees of $0.1 million.
Selling, general and administrative expenses were $11.4 million for the six months ended June 30, 2026, compared to $19.0 million for the six months ended June 30, 2025, a decrease of $7.5 million, or 39.7%.
The decrease during the six months ended June 30, 2026 was primarily attributable to the absence of the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.2 million in prior year same period, absence of bad debt expenses of $1.0 million related to management fees earned in the Fresno EV infrastructure project in prior year same period, decrease in travel and marketing/promotions related expenses of $0.4 million, and decrease in information technology related expenses of $0.3 million, partially offset by increase in legal fees in public company costs related to internal operational reviews/investigation of $1.0 million, increase in office related expenses of $0.4 million, increase in other public company related costs of $0.4 million, increase in general legal fees expenses of $0.3 million, increase in professional fees of $0.2 million, and increase in insurance related expenses of $0.1 million.
Research and Development Expenses
Research and development expenses were $0.9 million for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 14.4%. The decrease during the three months ended June 30, 2026 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles and stationary batteries.
Research and development expenses were $2.5 million for the six months ended June 30, 2026, compared to $2.0 million for the six months ended June 30, 2025, an increase of $0.6 million, or 29%. The increase during the six months ended June 30, 2026 was primarily attributable to increases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles and stationary batteries.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability, and other income (expense).
Other income, net was $0.15 million in other income for the three months ended June 30, 2026, compared to $1.23 million of other income for the three months ended June 30, 2025, a decrease of $1.08 million. The decrease during the three months ended June 30, 2026 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 15 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), partially offset by increase in interest expense on debt obligations.
Other income, net was $0.39 million in other income for the six months ended June 30, 2026, compared to $0.06 million of other expense for the six months ended June 30, 2025, an increase of $0.45 million. The increase during the six months ended June 30, 2026 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 15 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), partially offset by increase in interest expense on debt obligations.

Income Taxes
In each of the three and six months ended June 30, 2026 and 2025, we recorded no material income tax expenses. The income tax expenses during each of the three and six months ended June 30, 2026 and 2025 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.
Net Loss
Net loss was $7.3 million for the three months ended June 30, 2026, compared to $13.6 million for the three months ended June 30, 2025, a decrease of $6.3 million, or 46.2%. The decrease in net loss was primarily due to an increase of $0.9 million in revenue, a decrease in total operating expenses of $6.5 million and a decrease in other income of $1.1 million.
Net loss was $12.9 million for the six months ended June 30, 2026, compared to $20.4 million for the six months ended June 30, 2025, a decrease of $7.5 million, or 36.9%. The decrease in net loss was primarily due to an increase of $1.4 million in revenue, an increase in other income of $0.4 million, and a decrease in total operating expenses of $5.7 million.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest for the three months ended June 30, 2026 was $0.33 million, compared to $0.19 million net loss attributable to non-controlling interest for the three months ended June 30, 2025.
Net loss attributable to non-controlling interest for the six months ended June 30, 2026 was $0.76 million, compared to $0.20 million net loss attributable to non-controlling interest for the six months ended June 30, 2025.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in the entities. Please see Note 17 to the Condensed Consolidated Financial Statements for detailed descriptions of the non-controlling interest.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $13.3 million for the six months ended June 30, 2026. Our cash used in operations was $9.4 million as of the six months ended June 30, 2026. As of June 30, 2026, we had a cash balance, working capital deficit, and total deficit of $0.5 million, $8.9 million and $7.5 million, respectively.
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
On July 22, 2026, we received written notification from the Nasdaq Listings Qualifications Panel (the “Panel”) that our Common Stock was to be delisted from Nasdaq, effective July 24, 2026. Following the delisting, our Common Stock began trading on the OTC Pink Limited Information Market tier of the OTC Markets system effective at the open of trading on July 24, 2026. Effective August 10, 2026, our Common Stock began trading on the OTCQB Market (“OTCQB”) tier of the OTC Markets system under its current trading symbol of “NVVE”. Trading on the OTCQB may result in reduced liquidity, fewer market makers for our Common Stock, greater volatility in the market price of our Common Stock, and could impact our ability to raise additional capital. See “Risk Factors–Trading of our Common Stock on The Nasdaq Capital Market was suspended on July 24, 2026 due to our failure to meet Nasdaq’s continued listing requirements, and our Common Stock now trades on the OTCQB. This transition has resulted, and may continue to result, in a decrease in the market price of our Common Stock and could adversely affect the liquidity of our Common Stock and our ability to obtain sufficient additional capital to fund our operations” in Part II, Item 1A of this Report.
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
During the three months ended June 30, 2026, we issued an aggregate of 130 shares of series A preferred stock and warrants to purchase an aggregate of 173,729 shares of Common Stock to certain institutional investors. We received aggregate proceeds of $2,100,000, net of a 10% original issue discount (gross stated value of $2,333,334).

Pursuant to the Securities Purchase Agreement, certain Private Placement Investors may elect to purchase additional shares of Preferred Shares with an aggregate stated value of up to $25 million (the “Additional Investment Right”) and accompanying additional warrants to purchase shares of Common Stock (the “AIR Warrants”). Such Preferred Shares and AIR Warrants shall have identical terms to the Preferred Shares and Private Placement Warrants issued at the private placement offering above, provided that the initial conversion price and exercise price, as applicable, of such Preferred Shares and AIR Warrants (the “AIR Price”) shall be equal to the greater of (A) the lesser of (i) 90% of the arithmetic average of the five lowest intraday trading prices occurring during any time during the 10 trading days prior to the exercise of such Additional Investment Right and (ii) the conversion price of the outstanding Preferred Shares and/or exercise price of the outstanding Private Placement Warrants the in effect and (B) the Floor Price. Additionally the Private Placement Investors shall, commencing on the six-month anniversary of the private placement offering date and during every six months thereafter, the Purchasers shall either exercise Additional Investments or the Private Placement Warrants, for gross proceeds to us of at least $4.0 million until the we have received at least $20.0 million in gross proceeds, provided the Private Placement Investors shall have no obligation to exercise such Additional Investment Right every six months if during such period the AIR Price does not equal or exceed the Floor Price. Additionally, the Private Placement Investors shall have no obligation to exercise such Additional Investment Right every six months if during such period, our Common Stock is not listed for trading on either Nasdaq or the New York Stock Exchange (“NYSE”).

The Equity Line of Credit Facility

On December 1, 2025, we entered into a Common Shares Purchase Agreement with certain investors (the “Facility Investors”) relating to an equity line of credit facility (the “ELOC Facility”), whereby we had the right from time to time at our option to sell to the Facility Investors up to $25 million of our Common Stock subject to certain conditions and limitations set forth in the

Common Shares Purchase Agreement. As of June 30, 2026, we had not activated the ELOC Facility: therefore, no Common Stock sales have been made under the ELOC Facility. On July 24, 2026, the ELOC Facility was automatically terminated pursuant to the terms of the Common Shares Purchase Agreement, which provided for automatic termination upon the failure of the Common Stock to be listed on Nasdaq or NYSE.
Term Loan
On June 12, 2026, we entered into a business loan and security agreement with ACH Capital West, LLC, which provides for a term loan ("Term Loan") in the amount of $1,500,000 with principal and interest due on May 11, 2027. Commencing on June 19, 2026, we are required to make weekly payments of $43,438 until May 11, 2027. The principal amount of the Term Loan includes an original issue discount of $135,000 or 9.0%. The Term Loan is a short-term, fixed interest rate obligation. Principal and interest on the Term Loan is payable in arrears weekly. The Term Loans are secured by certain of our assets.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. We are in compliance with the Term Loan covenants as of June 30, 2026.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	6/12/2026	5/11/2027	$1,500,000	$1,455,809	1.8818%	163.64%
Interest expense paid on the Term Loan for the three and six months ended June 30, 2026 was $42,684. No interest expense was paid on the Term Loan for the three and six months ended June 30, 2025.

Debt Obligations
Below is the summary of debt obligations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loan	$1,455,809	$—
Promissory Notes - August 16, 2024 (1) (3)	—	564,446
Senior Convertible Notes - September 2025 (2)	5,959	112,302
Senior Convertible Notes - November 2025 (2)	7,306	281,186
Senior Convertible Notes - December 2025 (2)	5,019	222,691
Promissory Notes - Fermata Energy II LLC (1) (3)	611,645	584,292
Total outstanding principal balance	2,085,738	1,764,917
Less: unamortized debt issuance costs and discounts	(126,647)	(35,174)
Total debt, net of unamortized issuance costs and discounts	1,959,091	1,729,743
Less: current portion of long-term debt	1,959,091	1,729,743
Long-term debt, net of current portion	$—	$—
__________________
(1) Amount represents related party notes.
(2) Balance amount represents interest only.
(3) Amount includes accrued interest.

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

On February 21, 2025, we initiated a legal action against Rhombus related to its refusal to honor certain warranty and commissioning obligations with respect to DC Chargers we purchased from Rhombus. Rhombus has in turn filed a demand for an arbitration claiming that we breached terms of the previous settlement agreement between us and Rhombus by failing to purchase additional DC Chargers. We believe we do not have any obligation to purchase additional non-conforming DC Chargers. Therefore, we believe that Rhombus’s position does not have any merit, and we intend to exercise all available rights and remedies in our legal action against Rhombus. The outcome of any such proceedings are inherently uncertain, and the amount and/or timing of any gains or expenses resulting from such proceedings is not reasonably estimable at this time. We anticipate that the dispute will be adjudicated by the end of the fourth quarter of fiscal year 2026.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(9,391,540)	$(7,274,280)
Investing activities	(295,479)	(394,373)
Financing activities	4,777,277	9,009,815
Effect of exchange rate on cash and restricted cash	(56,631)	54,747
Net increase (decrease) in cash and restricted cash	$(4,966,373)	$1,395,909

Net cash used in operating activities during the six months ended June 30, 2026 was $9.4 million as compared to net cash used of $7.3 million in the six months ended June 30, 2025. The $2.1 million increase in net cash used in operating activities was primarily attributable to higher use of cash for working capital during the six months ended June 30, 2026 as compared to the same prior year period. Working capital during the six months ended June 30, 2026 was impacted by, among other items, increase in cash operating expenses. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to higher use of cash for working capital.
During the six months ended June 30, 2026, cash use for investing activities was $0.30 million as compared to net cash used for investing activities of $0.39 million during the six months ended June 30, 2025. Net cash used for investing activities during the six months ended June 30, 2026 was for the purchase of fixed assets.
Net cash provided by financing activities for the six months ended June 30, 2026 was $4.8 million, of which $2.0 million was the proceeds from issuance of convertible preferred stock, partially offset by issuance cost, $1.4 million was proceeds from debt obligations, $1.2 million was the proceeds from private placement of Nuvve Japan J-Kiss units, $0.8 million was from the exercise of common stock warrants, partially offset by issuance cost, and repayment debt obligations of $0.6 million.
Net cash provided by financing activities for the six months ended June 30, 2025 was $9.0 million, which $0.6 million was the proceeds from public offering of common stock, partially offset by issuance cost, $2.1 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $8.8 million, and repayment debt obligations of $2.5 million.

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

Recent Developments

Related Party Loans – Nuvve Japan

As previously disclosed, pursuant to J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan Corporation, a Japanese corporation and indirect subsidiary of the Company (“Nuvve Japan”), our Chief Executive Officer and Chief Financial Officer were issued 55 and 35 SARs, respectively, of J-Kiss SARs (the “JKISS Investment”). The J-Kiss SARs were issued in exchange for loan receivables of $351,085 and $223,418, respectively, from Gregory Poilasne, our Chief Executive Officer, and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. In connection with JKISS Investment, Messrs. Poilasne and Robson entered into loan agreements with Nuvve Japan (the “Nuvve Japan Loan Agreements”), pursuant to which Nuvve Japan agreed to lend Messrs. Poilasne and Robson $351,085 and $223,418, respectively, which represented the consideration payable by each officer in exchange for the receipt of J-Kiss SARs in the JKISS Investment. The loans under the Nuvve Japan Loan Agreements accrued interest at a rate of 6% per annum, and had a repayment date of February 27, 2026. As of June 30, 2026, the Chief Executive Officer and Chief Financial Officer had fully repaid the principal and interest of the amounts owed under the respective Nuvve Japan Loan Agreements.

The Company and the Chief Executive Officer and Chief Financial Officer agreed that each officer would enter into an agreement with Nuvve Japan pursuant to which their respective 3-J-Kiss SARs will be cancelled in exchange for Nuvve Japan returning the respective investment amounts in cash or a note receivable, or a combination of both, for each officer’s respective J-Kiss SARs. The cancellation agreements between each of Messrs. Poilasne and Robson were effective as of July 9, 2026.

See Note 14, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weakness in our internal control over financial reporting as described in our quarterly report for the three months ended March 31, 2026.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation of the previously identified material weakness as disclosed in our quarterly report for the three months ended March 31, 2026, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 , and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Trading of our Common Stock on The Nasdaq Capital Market was suspended on July 24, 2026 due to our failure to meet Nasdaq’s continued listing requirements, and our Common Stock now trades on the OTCQB. This transition has resulted, and may continue to result, in a decrease in the market price of our Common Stock and could adversely affect the liquidity of our Common Stock and our ability to obtain sufficient additional capital to fund our operations.

On July 22, 2026, we received a written notification (the “Delisting Notice”) from Nasdaq that the Nasdaq Hearings Panel (the “Panel”) had determined to delist our Common Stock from The Nasdaq Capital Market due to our failure to demonstrate compliance with (i) the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1), particularly with respect to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, (ii) the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1), and (iii) the $2,500,000 stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1). Trading in our Common Stock on The Nasdaq Capital Market was subsequently suspended at the open of trading on July 24, 2026.

On July 24, 2026, our Common Stock commenced trading on the OTC Pink Limited Market, an over-the-counter market operated by OTC Markets Group. Effective August 10, 2026, our Common Stock commenced trading on the OTCQB tier of the OTC Markets, where it currently trades under the symbol “NVVE.” This transition from Nasdaq to the OTC Markets has resulted, and may continue to result, in downward pressure on the market price of our Common Stock and could adversely affect the liquidity of our Common Stock. In turn, this may decrease the number of institutional and other investors willing to hold or acquire our Common Stock or other securities and, as a result, our ability to raise sufficient additional capital to fund our operations. Moreover, broker-dealers may be deterred from making a market in or otherwise seeking to execute trades in or generate interest in our Common Stock, which could cause the price of our common stock to decline further. In addition, as a result of our Common Stock being delisted from Nasdaq, we will be subject to additional regulation in the states in which we offer our securities. Furthermore, delisting may also negatively affect our collaborators’, vendors’ and suppliers’ and confidence in us and could have a detrimental effect on employee morale.

Although our Common Stock is quoted on the OTCQB, the suspension of trading in our Common Stock on Nasdaq limits the public resale market for our Common Stock. The lack of an active, liquid trading market for our Common Stock could impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. In addition, the reduced liquidity of our Common Stock could make the price of our Common Stock more significantly impacted by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors and parties with whom we have business relationships, and such volatility could have a material adverse effect on our business, financial condition and results of operations, including our ability to raise additional capital.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Based upon evaluation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2026, our internal controls and our disclosure controls and procedures are ineffective and we are in the process of establishing our procedures around our internal and disclosure controls. While we are continuing to develop our internal controls and our disclosure controls and other procedures to take the remedial actions as described in Part I, Item 4, Controls and Procedures of this Quarterly Report on Form 10-Q, if we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

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

Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock.

Our Common Stock may be considered a penny stock and we may be subject to certain restrictions on the marketability of our Common Stock.

The SEC adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our Common Stock is not currently listed on a national security exchange. Effective as of July 24, 2026, our Common Stock was delisted from The Nasdaq Capital Market. As a result, our Common Stock is not currently listed on a national security exchange. Our Common Stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Our shares of Common Stock currently are, and may in the future constitute, a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to any “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks.”

Additionally, in May 2026, the SEC issued proposed amendments to the Securities Act and rules and regulations promulgated thereunder which, among other things, would prohibit the use of registration statements on Form S-3 for companies that have been subject to the “penny stock” regulations within the prior three years. The SEC has asked for comments on the proposals by July 27, 2026. The proposed amendments are not final and there can be no assurances as to whether such amendments will be adopted and, if adopted, what the final amended rules will provide. However, if the proposed amendments are adopted as currently proposed by the SEC, we may be unable to utilize any registration statement on Form S-3 as a result of our Common Stock being subject to the “penny stock” regulations. This may negatively affect our ability to raise capital and fund our operations in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	3.1	7/15/2026
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	12/31/2025
3.3	Form of Waiver to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	10.1	4/6/2026
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	6/25/2026
3.5	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
10.1	Securities Exchange and Omnibus Amendment Agreement, dated as of May 12, 2026, between the Company and the holders identified therein	8-K	10.1	5/13/2026
10.2	Registration Rights Agreement, dated as of May 12, 2026, between the Company and the investors identified therein	8-K	10.2	5/13/2026
10.3	Business Loan and Security Agreement, dated June 12, 2026, between the Company and ACH Capital West, LLC	*
10.4	Sale and Purchase Agreement, dated June 22, 2026, by and among Nuvve Denmark ApS and the sellers identified therein	*
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 14, 2026

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)