Form 10-Q
period 2026-09-30
Nuvve Holding Corp.
filed 2026-11-13
CIK 1836875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
☐ Yes   ☒ No
As of November 6, 2026, 1,907,726 shares of the issuer’s common stock, par value $0.0001 per share, were issued and outstanding.

NUVVE HOLDING CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
ii

PART I—FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$37,202	$5,467,250
Restricted cash	320,000	320,000
Accounts receivable, net	828,578	1,094,651
Inventories	567,548	800,819
Prepaid expenses	864,106	883,301
Deferred costs - current	582,672	709,286
Due from related party	—	574,503
Other current assets	977,298	1,184,704
Total current assets	4,177,404	11,034,514

Property and equipment, net	843,340	618,444
Intangible assets, net	953,675	1,065,705
Goodwill	—	96,000
Investment in leases	95,351	98,321
Right-of-use operating lease assets	3,379,281	3,779,757
Deferred costs - noncurrent	594,558	594,558
Security deposit, long-term	66,099	105,782
Total assets	$10,109,708	$17,393,081

Liabilities and Equity
Current liabilities
Accounts payable	$7,232,438	$3,406,969
Due to customers	145,000	—
Accrued expenses	4,235,474	1,842,722
Deferred revenue - current	1,704,836	1,022,453
Debt - term loan	1,188,941	—
Due to related party - promissory notes - current	625,321	1,113,564
Convertible notes - current	280,000	616,179
Operating lease liabilities - current	888,441	860,130
Dividend payable	173,090	—
Other liabilities	—	2,340
Customer deposits	470,570	918,631
Total current liabilities	16,944,111	9,782,988

Operating lease liabilities - noncurrent	3,107,828	3,558,659
Deferred revenue - noncurrent	1,110,650	874,779
Warrants/investment rights liability	—	474,023
Other long-term liabilities	134,188	172,089
Total liabilities	21,296,777	14,862,538

Commitments and Contingencies
Mezzanine equity
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized, 349 issued and zero outstanding at September 30, 2026, and 333 shares issued and outstanding at December 31, 2025; aggregate liquidation preference of zero and $6,000,000 at September 30, 2026 and December 31, 2025, respectively	—	4,958,840
Series C Convertible preferred stock, $0.0001 par value, 3,000 shares authorized; 2,239 shares issued and 2,232 outstanding at September 30, 2026, and zero shares issued and zero outstanding at December 31, 2025; aggregate liquidation preference of $2,376,098 and zero at September 30, 2026 and December 31, 2025, respectively	2,231,655	—
Stockholders’ equity
Preferred Class A units, zero par value, 4,900,000 units authorized; 4,900,000 units issued and outstanding at September 30, 2026, and 4,900,000 units issued and outstanding at December 31, 2025.	166,698	166,698
J-Kiss units,zero par value,100,000,000 units authorized; 10,202 units issued and outstanding at September 30, 2026, and 10,090 units issued and outstanding at December 31, 2025.	1,274,074	615,960
Class B units, zero par value, zero units authorized; 3,090 units issued and outstanding at September 30, 2026, and 300,000 units issued and outstanding at December 31, 2025.	300,000	300,000
Series A Convertible preferred stock, $0.0001 par value, 35,000 shares authorized; 134 shares issued and zero outstanding at September 30, 2026, and zero shares issued and zero outstanding at December 31, 2025; aggregate liquidation preference of zero and zero at September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized; 1,914,248 shares issued and 1,914,246 outstanding at September 30, 2026 and 114,993 shares issued and 114,991 outstanding at December 31, 2025, respectively	12,645	11,758
Treasury stock, at cost, 2 shares outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	200,696,904	193,616,119
Accumulated other comprehensive income	(32,160)	38,041
Accumulated deficit	(213,887,945)	(196,421,627)
Nuvve Holding Corp. stockholders’ deficit	(11,469,784)	(1,673,051)
Non-controlling interests	(1,948,940)	(755,246)
Total stockholders’ deficit	(13,418,724)	(2,428,297)
Total mezzanine equity	2,231,655	4,958,840
Total Liabilities, stockholders' deficit and mezzanine equity	$10,109,708	$17,393,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Products	$604,190	$947,561	$1,960,620	$1,655,017
Services	265,156	380,876	1,099,854	839,264
Grants	219,646	270,190	648,364	349,800
Total revenue	1,088,992	1,598,627	3,708,838	2,844,081
Operating expenses
Cost of products	507,718	735,730	1,857,718	1,277,069
Cost of services	319,495	31,246	906,385	182,216
Selling, general, and administrative	4,148,588	4,763,634	15,582,465	23,723,683
Research and development	457,472	1,179,288	2,998,868	3,156,223
Total operating expenses	5,433,273	6,709,898	21,345,436	28,339,191

Operating loss	(4,344,281)	(5,111,271)	(17,636,598)	(25,495,110)
Other income (expense)
Interest expense, net	(272,967)	(477,482)	(538,108)	(1,720,316)
Change in fair value of convertible notes	—	(112,367)	—	(60,663)
Change in fair value of warrants/investment rights liability	56,169	232,717	413,850	673,899
Other, net	(132,022)	674,188	161,894	1,360,912
Total other income (expense), net	(348,820)	317,056	37,636	253,832
Loss before taxes	(4,693,101)	(4,794,215)	(17,598,962)	(25,241,278)
Income tax expense	—	—	—	—
Net loss	$(4,693,101)	$(4,794,215)	$(17,598,962)	$(25,241,278)
Less: Net loss attributable to non-controlling interests	(433,429)	(286,955)	(1,193,694)	(482,215)
Net loss attributable to Nuvve Holding Corp.	$(4,259,672)	$(4,507,260)	$(16,405,268)	$(24,759,063)
Less: Preferred dividends	51,344	—	227,715	—
Less: Accretion of issuance discount on preferred stock	172,495	—	833,334	—
Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,483,511)	$(4,507,260)	$(17,466,317)	$(24,759,063)

Net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	$(4.02)	$(174.87)	$(28.76)	$(1,990.80)

Weighted-average shares used in computing net loss per share attributable to Nuvve Holding Corp. common stockholders, basic and diluted	1,116,027	25,774	607,390	12,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(4,693,101)	$(4,794,215)	$(17,598,962)	$(25,241,278)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments, net of taxes	(13,571)	(13,393)	(70,202)	(6,006)
Total comprehensive loss	$(4,706,672)	$(4,807,608)	$(17,669,164)	$(25,247,284)
Less: Comprehensive loss attributable to non-controlling interests	(433,429)	(286,955)	(1,193,694)	(482,215)
Comprehensive loss attributable to Nuvve Holding Corp.	$(4,273,243)	$(4,520,653)	$(16,475,470)	$(24,765,069)
Less: Preferred dividends	51,344	—	227,715	—
Less: Accretion of issuance discount on preferred stock	172,495	—	833,334	—
Comprehensive loss attributable to Nuvve Holding Corp. common stockholders	$(4,497,082)	$(4,520,653)	$(17,536,519)	$(24,765,069)

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
The accompanying notes are an integral part of these condensed consolidated financial statements

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY (continued)
(Unaudited)

	Series A Convertible Preferred Stock (mezzanine equity)		Series C Convertible Preferred Stock (mezzanine equity)		Preferred Class A Units		J-Kiss Units		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
Balances June 30, 2026	15	$242,589	—	$—	4,900,000	$166,698	10,201	$1,225,039	109	$1,734,808	—	$—	300,000	$300,000	531,248	$12,506	2	$—	$199,993,541	$(18,590)	$(209,404,434)	$(1,515,511)	$(7,505,942)
Adjustments to non-par value amount	—	—	—	—	—	—	—	—	—	—	—	—	(296,910)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,062)	—	—	—	(3,062)
Proceeds from direct offering, net of offering costs	—	—			—	—	—	—	—	—			—	—	—	—	—	—	—	—	—	—	—
Proceeds from common stock offering, net of offering costs	—	—			—	—	—	—	—	—			—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A convertible preferred stock issuance, net of issuance costs and accretion	(15)	(242,589)	—	—	—	—	—	—	(109)	(1,734,808)	—	—	—	—	—	—	—	—	—	—	—	—	(1,734,808)
Series B convertible preferred stock issuance, net of issuance costs and accretion	—	—	—	—	—	—	—	—	—	—	14,737	1	—	—	—	—	—	—	385,438	—	—	—	385,439
Conversion of Series B Preferred Stock Issuance, net of offering costs and accretion	—	—	—	—	—	—	—	—	—	—	(14,737)	(1)	—	—	654,978	66	—	—	(65)	—	—	—	—
Series C convertible preferred stock issuance, net of issuance costs and accretion	—	—	2,239	2,238,655	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(88,763)	—	(172,495)	—	(261,258)
Conversion of Series C Preferred Stock Issuance, net of offering costs and accretion	—	—	(7)	(7,000)	—	—	—	—	—	—	—	—	—	—	5,000	1	—	—	6,999	—	—	—	7,000
Exercise of warrants/warrants issuance	—	—	—	—	—	—	—	—	—	—	—	—	—	—	723,020	72	—	—	402,816	—	—	—	402,888
J-Kiss Units	—	—	—	—	—	—	1	49,035	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,035
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,571)	—	—	(13,571)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,344)	—	(51,344)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,259,672)	(433,429)	(4,693,101)
Balances September 30, 2026	—	$—	2,232	$2,231,655	4,900,000	$166,698	10,202	$1,274,074	—	$—	—	$—	3,090	$300,000	1,914,246	$12,645	2	$—	$200,696,904	$(32,161)	$(213,887,945)	$(1,948,940)	$(13,418,724)
The accompanying notes are an integral part of these condensed consolidated financial statements

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Unaudited)

	Preferred Class A Units		Class B Units		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2024	—	$—	—	—	1,255	$6,408	2	$—	$164,285,336	$46,494	$(165,599,076)	$(28,809)	$(1,289,647)
Stock-based compensation	—	—	—	—	—	—	—	—	554,659	—	—	—	554,659
Proceeds from direct offering, net of offering costs	—	—	—	—	296	21	—	—	564,847	—	—	—	564,868
Exercise of warrants/warrants issuance	—	—	—	—	600	43	—	—	854,053	—	—	—	854,096
Conversion of convertible notes, net of offering costs	—	—	—	—	2,178	157	—	—	2,952,426	—	—	—	2,952,583
Currency translation adjustment	—	—	—	—	—	—	—	—	—	236	—	—	236
Net loss	—	—	—		—	—	—	—	—	—	(6,873,003)	(5,598)	(6,878,601)
Balances March 31, 2025	—	—	—	—	4,328	6,629	2	—	169,211,321	46,730	(172,472,079)	(34,407)	(3,241,806)
Stock-based compensation	—	—	—	—	—	—	—	—	14,022	—	—	—	14,022
Exercise of warrants	—	—	—	—	2,294	165	—	—	1,221,084	—	—	—	1,221,249
Warrants issuance	—	—	—	—	—	—	—	—	8,194,000	—	—	—	8,194,000
Conversion of convertible notes, net of offering costs	—	—	—	—	8,546	609	—	—	3,670,020	—	—	—	3,670,630
Preferred Class A units issuance	4,900,000	774,976	—	—	—	—	—	—	—	—	—	—	774,976
Class B units issuance	—	—	100,000	100,000	—	—	—	—	—	—	—	—	100,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	7,151	—	—	7,151
Net loss	—	—	—	—	—	—	—	—	—	—	(13,378,800)	(189,662)	(13,568,462)
Balances June 30, 2025	4,900,000	$774,976	100,000	$100,000	15,169	$7,404	2	$—	182,310,448	$53,881	$(185,850,879)	$(224,069)	$(2,828,239)
Stock-based compensation	—	—	—	—	—	—	—	—	245,624	—	—	—	245,624
Proceeds from common stock offering, net of offering costs	—	—	—	—	5,276	380	—	—	3,058,782	—	—	—	3,059,162
Conversion of convertible notes, net of offering costs	—	—	—	—	8,618	625	—	—	1,075,838	—	—	—	1,076,463
Issuance of Pre-funded Warrants	—	—	—	—	2,094	151	—	—	1,885,693	—	—	—	1,885,844
Exercise of Warrants	—	—	—	—	69	5	—	—	8,550	—	—	—	8,555
Preferred Class A units issuance - adjustment	—	(608,278)	—	—	—	—	—	—	—	—	—	—	(608,278)
Class B units issuance	—	—	50,000	50,000	—	—	—	—	—	—	—	—	50,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,393)	—	—	(13,393)
Net loss					—	—	—	—	—	—	(4,507,260)	(286,955)	(4,794,215)
Balances September 30, 2025	4,900,000	$166,698	150,000	$150,000	31,226	$8,565	2	$—	$188,584,935	$40,488	$(190,358,139)	$(511,024)	$(1,918,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVVE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(17,598,962)	$(25,241,278)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	361,640	245,796
Stock-based compensation	(940)	814,305
Loss on disposal of asset	20,957	—
Goodwill impairment	96,000	—
Amortization of discount on debt and promissory notes	149,413	166,611
Change in fair value of warrants/investment rights liability	(413,850)	(673,899)
Change in fair value of convertible notes	—	60,663
Fair value of warrants issued for cryptocurrency strategy consulting services	—	8,194,000
Provision for credit losses	—	990,105
Noncash lease expense	401,123	592,386
Change in operating assets and liabilities
Accounts receivable	266,073	48,838
Inventory	233,271	336,785
Prepaid expenses and other assets	392,898	(1,542,242)
Accounts payable	3,825,469	1,062,150
Advance deposit from customer	(448,061)	—
Due to customer	145,000	—
Accrued expenses and other liabilities	1,044,732	2,146,135
Deferred revenue	921,224	451,661
Net cash used in operating activities	(10,604,013)	(12,347,984)
Investing activities
Acquisition	—	(340,200)
Purchase of property and equipment	(295,479)	(57,099)
Net cash used in investing activities	(295,479)	(397,299)
Financing activities
Proceeds from exercise of warrants	1,027,363	2,083,900
Proceeds from debt and promissory notes obligations	1,780,000	8,972,199
Repayment of debt and promissory notes obligations	(916,870)	(3,401,943)
Proceeds from common stock offering, including pre-funded warrants, net of issuance costs	—	5,509,874
Payment of finance lease obligations	(647)	(6,835)
Proceeds from issuance of Class B units	—	150,000
Proceeds from convertible series A preferred, net of offering costs	2,031,744	—
Proceeds from convertible series B preferred, net of offering costs	385,439	—
Proceeds from issuance of J-Kiss units	1,232,617	—
Net cash provided in financing activities	5,539,646	13,307,195
Effect of exchange rate on cash	(70,202)	6,006
Net increase (decrease) in cash and restricted cash	(5,430,048)	567,918
Cash and restricted cash at beginning of year	5,787,250	691,497
Cash and restricted cash at end of period	$357,202	$1,259,415

Supplemental Disclosure of cash information:
Cash paid for interest	$264,993	$1,096,650

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of preferred stock, net of issuance costs and accretion	$3,944,266	$—
Conversion of Notes and accrued interest to common shares	$616,487	$10,132,855
Non-cash exercise of warrants	$148,934	$—
Payment of Promissory with receivable	$—	$283,578
Transfer of inventory to property and equipment	$183,219	$—
Issuance of preferred class A units for acquisition	$—	$166,698

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
Structure of the Company

Nuvve has five wholly owned subsidiaries, Nuvve Corp., Nuvve CPO Inc., Nuvve Clean Energy Technology Co., Ltd ("Nuvve Taiwan"), Astrea, Inc. and Hype Strategy LLC. Additionally, Nuvve has a 49% ownership interest in AggregationV2G LLC, a Delaware limited liability company, which holds a 100% ownership interest in Nuvve Japan KK (“Nuvve Japan”), and 51% ownership interest in CamerEye, LLC ("CamerEye"). Nuvve Corp. has four wholly owned subsidiaries or branches: (1) Nuvve Denmark ApS, (“Nuvve Denmark”), a company registered in Denmark, (2) Nuvve SaS, a company registered in France as a branch of Nuvve Corp, (3) Nuvve KK, a company registered in Japan, and (4) Nuvve LTD, a company registered in United Kingdom. Nuvve CPO Inc., or Nuvve Charge Point Operator ("Nuvve CPO"), was established in August 2024 to support the deployment and ongoing support of the Company's customers charging station networks.
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
consolidation. Deep Impact had limited business operations during the three and nine months ended September 30, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In March 2025, the Company formed Nuvve New Mexico LLC, a new subsidiary created to support the Company’s recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of the Company's innovative energy solutions across the state. The Company holds majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units of Nuvve New Mexico, and are entitled to a cumulative 18.0% annual preferred return on unreturned capital contribution. As of September 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 3,090 Class B units at $1.00 per unit.
Astrea Inc.
Astrea Inc. ("Astrea") is a wholly owned subsidiary of the Company established to bring the Company's Artificial Intelligence ("AI") forecasting platform to electric cooperatives and municipal utilities. Designed around how operators make decisions, Astrea's platform provides a two-week outlook—the timeframe for scheduling, purchasing, and asset deployment decisions. It combines market and load forecasting, giving cooperatives and municipal utilities a unified view of expected demand and corresponding power costs.

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
During the nine months ended September 30, 2026, there were no significant updates made to the Company’s significant accounting policies.
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
In accordance with the related Going Concern accounting standards, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $213.9 million and $196.4 million as of September 30, 2026 and December 31, 2025, respectively. The Company incurred operating losses of approximately $17.6 million for the nine months ended September 30, 2026, and $32.2 million and $20.5 million for the years ended December 31, 2025, and 2024, respectively. The Company's cash used in operations was $10.6 million for the nine months ended September 30, 2026, and $16.6 million and $15.7 million for the years ended December 31, 2025, and 2024, respectively. As of September 30, 2026, the Company had a cash balance, negative working capital, and total deficit of $0.04 million, $12.8 million and $13.4 million, respectively. The Company continues to expect to generate operating losses and negative cash flows and will need additional funding to support its planned operating activities through profitability and to repay its $2.1 million of debt due within a year after these financial statements are issued. The transition to profitability is dependent upon the successful expanded commercialization of the Company's GIVe platform and the achievement of a level of revenues adequate to support its cost structure.
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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company's VIE assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Assets
Cash	$18,401	$2,646
Inventories	—	$183,219
Intercompany loan receivable	36	2,774
Prepaid expenses and other current assets	699,790	81,837
Total Current Assets	718,227	270,476
Property and equipment, net	150,924	79,000
Intangible assets, net	149,000	149,000
Goodwill	—	96,000
Intercompany receivable	2,385,069	3,009,884
Security deposit, long-term	15,204	18,489
Total Assets	$3,418,424	$3,622,849

Liabilities
Accounts payable and other liabilities	$250,317	$90,063
Deferred revenue	115,505	100,000
Accrued expenses and dividend payable	271,123	60,053
Customer deposits	470,570	—
Promissory notes	625,321	1,148,738
Intercompany payable	3,598,202	2,910,040
Total Liabilities	$5,331,038	$4,308,894

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
Cash and Restricted Cash
The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation, which is up to $250,000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area. In connection with a new office lease agreement, the Company was required to provide an irrevocable, unconditional letter of credit to the landlord upon execution of the lease. The amount securing the letter of credit was recorded as restricted cash as of September 30, 2026 and December 31, 2025 was $320,000.
Concentrations of Credit Risk
At September 30, 2026 and December 31, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three and nine months ended September 30, 2026, four and two customers, respectively, accounted for 84.2% and 28.6% of revenue, respectively. The revenue amounts for each of the customers were $0.35 million, $0.23 million, $0.22 million, and $0.11 million, respectively, for the three months September 30, 2026, and $0.62 million and $0.44 million, respectively, for the nine months September 30, 2026.

For the three and nine months ended September 30, 2025, two customers accounted for 35.2% and 27.8% of revenue, respectively. The revenue amounts for each of the two customers were $0.34 million, and $0.22 million, respectively, for the three months September 30, 2025, and $0.45 million and $0.34 million, respectively, for the nine months September 30, 2025.

During the three and nine months ended September 30, 2026, the Company's top five customers accounted for approximately 91.5% and 53.5%, respectively, of the Company’s total revenue. During the three and nine months ended September 30, 2025, the Company's top five customers accounted for approximately 72.4% and 49.8%, respectively, of the Company’s total revenue.

At September 30, 2026, three customers accounted for 56.0% of accounts receivable. At December 31, 2025, three customers accounted for 41.6% of accounts receivable.

Approximately 65.2% and 56.6% of the Company’s trade accounts receivable balance was with five customers at September 30, 2026 and December 31, 2025, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Revenue Recognition
The disclosures below discuss the Company’s material revenue contracts.
The following table provides information regarding disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized over time:
Services - engineering and others (1)(2)	$260,172	$372,749	$1,077,914	$747,843
Grid services	4,984	8,127	21,940	91,421
Grants	219,646	270,190	648,364	349,800
Revenue recognized at point in time:
Products	604,190	947,561	1,960,620	1,655,017
Total revenue	$1,088,992	$1,598,627	$3,708,838	$2,844,081
__________________
(1) The nine months ended September 30, 2025, amount includes $177,332 of management fees earned related to Fresno EV infrastructure project management which is fully reflected in the provision for credit losses. There is no such amount for September 30, 2026.
(2) The nine months ended September 30, 2026 amount includes $441,201 of grid interconnection service revenue from Nuvve Japan subsidiary and $63,029 in related cost of services.
The aggregate amount of revenue for the Company’s existing contracts and grants with customers as of September 30, 2026 expected to be recognized in the future, and classified as deferred revenue on the condensed consolidated balance sheet, for year ended December 31, is as follows (this disclosure does not include revenue related to contracts whose original expected duration is one year or less):

2026 (remaining three months)	$1,165,731
2027	754,110
2028	407,863
2029	304,953
Thereafter	182,829
Total (1)	$2,815,486
__________________
(1) The revenue recognition is subject to the completion of construction and commissioning of the EV infrastructure.

The following table summarizes the Company’s revenues by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$1,071,208	$1,578,043	$3,049,537	$2,676,995
Japan	5,228	—	614,588	—
Denmark	12,556	20,584	44,713	167,086
	$1,088,992	$1,598,627	$3,708,838	$2,844,081

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 – Fair Value Measurements
The following are the liabilities measured at fair value on the condensed consolidated balance sheet at September 30, 2026 and December 31, 2025 using quoted price in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2026	Total Gains (Losses) For The Three Months Ended September 30, 2026	Total Gains (Losses) For The Nine Months Ended September 30, 2026
Recurring fair value measurements
2024 October Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$1,403
2025 May Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$11,272
2025 September Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$2,862
2025 November Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$12,311
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$—	$9,848
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$—	$—	$—	$287,392
2026 January Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$3,734	$6,559
2026 February Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$4,276	$7,411
2026 March 6 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$5,514	$9,306
2026 March 27 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$31,914	$54,755
2026 April 13 Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$10,732	$10,732
Total recurring fair value measurements	$—	$—	$—	$—	$56,170	$413,851

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025	Total Gains (Losses) For The Three Months Ended September 30, 2025	Total Gains (Losses) For The Nine Months Ended September 30, 2025
Recurring fair value measurements
2024 February Institutional/Accredited Investor warrants	$—	$—	$—	$—	$91,092	$290,946
2024 October Institutional/Accredited Investor Warrants	$—	$—	$1,403	$1,403	$(7,015)	$278,245
Senior Convertible Notes - October 2024	$—	$—	$—	$—	$(4,623)	$(123,384)
Additional Investment Rights - October 2024	$—	$—	$—	$—	$(100,774)	$(105,157)
2024 December Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$48,627	$109,256
2025 March Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$(17,330)	$52,957
2025 April Institutional/Accredited Investor Warrants	$—	$—	$—	$—	$(8,955)	$(8,955)
2025 May Institutional/Accredited Investor Warrants	$—	$—	$11,272	$11,272	$(48,550)	$(48,550)
Senior Convertible Notes - May 2025	$—	$—	$—	$—	$167,878	$167,878
2025 September Institutional/Accredited Investor Warrants	$—	$—	$2,862	$2,862	$—	$—
Senior Convertible Notes - September 2025	$—	$—	$112,302	$112,302	$—	$—
2025 November Institutional/Accredited Investor Warrants	$—	$—	$12,311	$12,311	$—	$—
Senior Convertible Notes - November 2025	$—	$—	$281,185	$281,185	$—	$—
2025 December 17 and 26 Institutional/Accredited Investor Warrants	$—	$—	$9,848	$9,848	$—	$—
Senior Convertible Notes - December 17 and 26 2025	$—	$—	$222,691	$222,691	$—	$—
2025 December 30 Institutional/Accredited Investor Warrants and AIR	$—	$—	$436,327	$436,327	$—	$—
Total recurring fair value measurements	$—	$—	$1,090,202	$1,090,202	$120,350	$613,236

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a reconciliation of the opening and closing balances for the liabilities related to the warrants (Note 10) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026:

	2024 October Institutional/Accredited Investor Warrants	2025 May Institutional/Accredited Investor Warrants	2025 September Institutional/Accredited Investor Warrants	Senior Convertible Notes - September 2025	2025 November Institutional/Accredited Investor Warrants	Senior Convertible Notes - November 2025	2025 December 17 and 26 Institutional/Accredited Investor Warrants	Senior Convertible Notes - December 17 and 26 2025	2025 December 30 Institutional/Accredited Investor Warrants and AIR	2026 January Institutional/Accredited Investor Warrants	2026 February Institutional/Accredited Investor Warrants	2026 March 6 Institutional/Accredited Investor Warrants	2026 March 27 Institutional/Accredited Investor Warrants	2026 April 13 Institutional/Accredited Investor Warrants
Balance at December 31, 2025	$1,403	$11,272	$2,862	$112,302	$12,311	$281,185	$9,848	$222,691	$436,327	$—	$—	$—	$—	$—
Initial fair value	—	—	—	—	—	—	—	—	—	6,559	7,411	9,306	54,754	—
Interest Expense	—	—	—	4,768	—	4,898	—	4,484	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	—	—	(40,218)	—	(222,222)	—	—	—	—	—	—
Total (gains) losses for period included in earnings	(1,403)	(11,272)	(2,862)	—	(12,311)	—	(9,848)	—	(177,845)	—	—	—	—	—
Balance at March 31, 2026	—	—	—	117,070	—	245,865	—	4,953	258,482	6,559	7,411	9,306	54,754	—
Initial fair value	—	—	—	—	—				—	—	—	—	—	10,732
Interest Expenses (1)	—	—	—	—	—	(1,000)	—	66	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	(111,111)	—	(237,559)	—	—	—	—	—	—	—	—
Total (gains) losses for period included in earnings	—	—	—	—	—		—	—	(109,547)	(2,825)	(3,135)	(3,792)	(22,840)	—
Balance at June 30, 2026	—	—	—	5,959	—	7,306	—	5,019	148,935	3,734	4,276	5,514	31,914	10,732
Exercise warrants	—								(148,935)	—	—	—	—
Interest Expenses (2)	—	—	—	(5,959)	—	(7,306)	—	(5,019)	—	—	—	—	—	—
Total (gains) losses for period included in earnings	—	—	—	—	—	—	—	—	—	(3,734)	(4,276)	(5,514)	(31,914)	(10,732)
Balance at September 30, 2026	—	—	—	—	—	—	—	—	—	—	—	—	—	—
__________________
(1) The payment of interest amount.
(2) The write-off of accrued interest balance amount.

The fair value of the level 3 2024 February Institutional/Accredited Investor warrants was estimated at December 31, 2025 using the Black-Scholes model which used the following inputs: term of 3.09 years, risk free rate of 3.56%, no dividends, volatility of 83.0%, common stock price of $45.72, and strike price of $14,400.00.

The fair value of the level 3 2024 October Institutional/Accredited Investor Warrants was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 3.30 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $2,721.60.

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

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 3.70 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 May Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.42 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $532.80.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.11 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 September Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.69 years, risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 0.10 years risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 Senior Convertible Notes - September 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.21 years risk free rate of 3.50%, no dividends, volatility of 47.9%, common stock price of $45.72, and strike price of $122.40.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.42 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

The fair value of the level 3 2025 November Institutional/Accredited Investor Warrants was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 4.83 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 0.40 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $99.72.

The fair value of the level 3 Senior Convertible Notes - November 2025 was estimated at December 31, 2025 using the Monte Carlo Simulation model which used the following inputs: term of 1.52 years, risk free rate of 3.50%, no dividends, volatility of 46.4%, common stock price of $45.72, and strike price of $99.72.

The fair value of the level 3 2025 December 17 and 26 Institutional/Accredited Investor Warrants was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.30 years, risk free rate of 3.84%, no dividends, volatility of 160.0%, common stock price of $11.88, and strike price of $20.33.

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

The fair value of the level 3 2026 January Institutional/Accredited Investor Warrants and AIR was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.35 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $31.32.

The fair value of the level 3 2026 February Institutional/Accredited Investor Warrants and AIR was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.45 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $20.34.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the level 3 2026 March 6 Institutional/Accredited Investor Warrants and AIR was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.55 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $10.98.

The fair value of the level 3 2026 March 27 Institutional/Accredited Investor Warrants and AIR was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.55 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $11.16.

The fair value of the level 3 2026 April 13 Institutional/Accredited Investor Warrants and AIR was estimated at September 30, 2026 using the Black-Scholes model which used the following inputs: term of 4.55 years, risk free rate of 3.94%, no dividends, volatility of 160.0%, common stock price of $7.15, and strike price of $8.52.

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

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$1,188,941	$1,188,941	$—	$—
Promissory Notes - August 16, 2024	$—	$—	$564,446	$564,446
Promissory Notes - Fermata Energy II LLC	$625,321	$625,321	$584,292	$584,292
Promissory Notes - September 2026	$280,000	$280,000	$—	$—

Note 5 – Account Receivables, Net
The following tables summarizes the Company's accounts receivable:

		September 30, 2026	December 31, 2025
Trade receivables		$1,144,934	$2,401,271
Less: allowance for credit losses		(316,356)	(1,306,620)
	Accounts receivable, net	$828,578	$1,094,651

Allowance for credit losses:

	Balance December 31, 2025	$(1,306,620)
	Provision	—
	Write-off (1)	990,264
	Recoveries	—
	Balance at September 30, 2026	$(316,356)
__________________
(1) $990,105 of the total amount is related to prior recognized management fees earned in the Fresno EV infrastructure project management.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Inventories
The following table summarizes the Company’s inventories balance by category:

	September 30, 2026	December 31, 2025
DC Chargers	$—	$230,272
AC Chargers	269,377	337,812
Component parts and Carbon Credit	298,171	232,735
Total	$567,548	$800,819

Note 7 – Property, Plant and Equipment
The following table summarizes the Company’s property, plant and equipment balance:

	Useful Lives			September 30, 2026	December 31, 2025
Computers & Servers	1 year	to	3 years	$186,275	$176,702
Vehicles	5 years	to	7 years	62,746	64,297
Office furniture and equipment	3 years	to	5 years	424,366	445,323
Capitalized charger (1)	5 years	to	7 years	237,000	—
Test units and warranty/loaned chargers (2)	5 years	to	7 years	987,223	743,817
Total				1,897,610	1,430,140
Less: Accumulated Depreciation				$(1,054,270)	$(811,696)
Property, plant and equipment, net				$843,340	$618,444

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$58,094	$46,374	$249,610	$137,079
__________________
(1) Represents DC Chargers bought by Nuvve Taiwan as the Company's owned and operated charging stations in Taiwan.
(2) Represents DC Chargers temporarily warranty/loaned out to customers while their DC Chargers are being repaired.

Note 8 – Intangible Assets and Goodwill

Intangible Assets
At both September 30, 2026 and December 31, 2025, the Company had recorded a gross intangible asset balance of $2,240,556, which is related to patent and intangible property rights acquired. Amortization expense of intangible assets was $37,343 and $34,860 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense of intangible assets was $112,030 and $108,718 for the nine months ended September 30, 2026 and 2025, respectively. Accumulated amortization totaled $1,286,880 and $1,174,850 at September 30, 2026 and December 31, 2025, respectively.

The net amount of intangible assets of $953,675 at September 30, 2026, will be amortized over the weighted average remaining life of 8.20 years.
Total estimated future amortization expense is as follows:

2026 (remaining three months)	$35,676
2027	142,706
2028	142,706
2029	142,706
2030	142,706
Thereafter	347,175
$953,675

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Goodwill
The following table summarizes the Company’s goodwill balance:

	September 30, 2026	December 31, 2025
Beginning Balance	$96,000	$—
Additions	—	96,000
Impairment	(96,000)	—
Total	$—	$96,000

The Company evaluates goodwill for impairment annually, or more frequently if a triggering event occurs. During the quarter ended September 30, 2026, the Company’s qualitative assessment indicated that the fair value of Fermata was more likely than not below its carrying value. This was driven by a triggering event resulting from significant decline in Fermata's financial performance during the nine months end September 30, 2026 compared the expected forecast. Because of the immaterial balance of the goodwill amount, and significant decline in Fermata's financial performance, the Company did not perform a quantitative impairment test, and management determined that the estimate carrying value of the reporting unit exceeded its fair value. Consequently, the Company recognized a non-cash goodwill impairment charge of $0.10 million, representing a 100% write-down of the total goodwill amount. This charge is recorded within research and development in operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Debt
The following is a summary of debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Term loan	$1,188,941	$—
Promissory Notes - August 16, 2024 (1) (3)	—	564,446
Senior Convertible Notes - September 2025 (2)	—	112,302
Senior Convertible Notes - November 2025 (2)	—	281,186
Senior Convertible Notes - December 2025 (2)	—	222,691
Promissory Notes - September 2026	280,000	—
Promissory Notes - Fermata Energy II LLC (1) (3)	625,321	584,292
Total outstanding principal balance	2,094,263	1,764,917
Less: unamortized debt issuance costs and discounts	(140,237)	(35,174)
Total debt, net of unamortized issuance costs and discounts	$1,954,025	$1,729,743
Current portion of long-term debt	$1,954,025	$1,729,743
Long-term debt, net of current portion	$—	$—
__________________
(1) Amount represents related party notes.
(2) Balance amount represents interest only.
(3) Amount includes accrued interest.

As of September 30, 2026, the total future maturities of the principal amounts of the debt obligations are as follows:

2026 (remaining three months)	$1,095,825
2027	998,438
2,094,263
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
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict the Company's ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. The Company is in compliance with the Term Loan covenants as of September 30, 2026.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	6/12/2026	5/11/2027	$1,500,000	$1,188,941	1.8818%	163.64%
Interest expense paid on the Term Loan for the three and nine months ended September 30, 2026 was $210,944 and $253,629, respectively. No interest expense was paid on the Term Loan for the three and nine months ended September 30, 2025.
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
Interest expense on the SPV Promissory Notes for the three and nine months ended September 30, 2026 was zero and $13,724, respectively. Interest expense on the SPV Promissory Notes for the three and nine months ended September 30, 2025 was $38,189 and $113,375, respectively.
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

The September 2025 Convertible Notes and Warrants are recorded as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations. See Note 4 for details of changes in fair value recorded in the condensed consolidated statement of operations.
Interest expense on the September 2025 Convertible Notes for three and nine months ended September 30, 2026 was $4,768 and $4,768, respectively. There was no interest expense paid on the September 2025 Convertible Notes for the three and nine months ended September 30, 2025.
As of September 30, 2026, the accredited investors had converted the principal balance of the September 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement.
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
Interest expense on the November 2025 Convertible Notes for three and nine months ended September 30, 2026 was zero and $4,897, respectively. There was no interest expense paid on the November 2025 Convertible Notes for the year ended September 30, 2025.
As of September 30, 2026, the accredited investors had converted the principal balance of the November 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement.
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

The December 2025 Convertible Notes and Warrants are recorded as a liability in the condensed consolidated balance sheets at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value recorded in the condensed consolidated statements of operations.
Interest expense on the December 2025 Convertible Notes for the three and nine months ended September 30, 2026 was $4,484 and $4,550, respectively. There was no interest expense paid on the December 2025 Convertible Notes for the three and nine months ended September 30, 2025.
As of September 30, 2026, the accredited investors had converted the principal balance of the December 2025 Convertible Notes into the Company's shares of common stock pursuant to the securities purchase agreement.
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
Interest expense on the Fermata Promissory Notes for the three and nine months ended September 30, 2026 was $13,676 and $41,029, respectively. Interest expense on the Fermata Promissory Notes for the three and nine months ended September 30, 2025 was $13,676 and $23,858, respectively.

The Fermata Promissory Notes were not paid by the maturity date. On July 24, 2026, the Company received a demand from certain of the holders (the "Demanding Holders") representing approximately 62% or $341,176 of the aggregate principal amount of the outstanding Fermata Promissory Notes requesting repayment in full of such Fermata Promissory Notes within ten business days. Fermata did not make payment by the August 7, 2026 demand date and, accordingly, is in default with respect to the balances due with such Fermata Promissory Notes held by the Demanding Holders. The Fermata Promissory Notes in default, trigger a default interest rate of 18% per annum.
Promissory Notes - September 2026

On September 10, 2026, the Company entered into a convertible promissory note ("Promissory Notes - September 2026") with a financial institution ("Holder") in the principal amount of $280,000. The Promissory Notes - September 2026 were issued with an original issue discount of $30,000, resulting in a purchase price of $250,000.

The Promissory Notes - September 2026 bears interest at a rate of 12.00% per annum and matures on September 10, 2027. Commencing on the six-month anniversary of the issuance date, the Holder of the Promissory Notes - September 2026 may convert all or any portion of the outstanding principal amount and accrued interest under the Promissory Notes - September 2026 into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to the lesser of: (i) $1.40 per share, or (ii) 85.00% of the lowest trading price of the Common Stock during the ten trading days immediately preceding the applicable conversion date. The Holder's ability to convert the Promissory Notes - September 2026 is subject to a beneficial ownership limitation of 4.99%. The Promissory Notes - September 2026 contains customary events of default and related remedies, such as, an increase in the interest rate and the conversion discount upon the occurrence of an event of default. The shares issuable upon the conversion of the Promissory Notes- September 2026 are subject to certain piggyback registration rights.
Interest expense on the Promissory Notes - September 2026 for the three and nine months ended September 30, 2026 was $1,473. No interest expense was paid on the Promissory Notes - September 2026 for the three and nine months ended September 30, 2025.

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

As of September 30, 2026, the Company has authorized two classes of stock, Common Stock, and Preferred Stock. The total number of shares of all classes of capital stock which the Company has authority to issue is 401,000,000, of which 400,000,000 authorized shares are Common Stock with a par value of $0.0001 per share (“Common Stock”), and 1,000,000 authorized shares are Preferred Stock of the par value of $0.0001 per share (“Preferred Stock”). Please see Note 10, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K for a detailed discussion of the Company’s stockholders' equity.
Series A Convertible Preferred Stock
On December 29, 2025, the stockholders of the Company, at a special meeting of the stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to designate 35,000 shares of authorized preferred stock as Series A convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share.
On December 30, 2025, pursuant to a private placement offering, the Company issued an aggregate of 333 shares (6,000 shares pre reversed stock split) of series A preferred stock and warrants to purchase an aggregate of 140,825 shares (2,534,856 shares pre reversed stock split) of Common Stock to certain institutional investors. The Company received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of $6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.
During the nine months ended September 30, 2026, the Company issued an aggregate of 130 shares (2,340 shares pre reversed stock split) of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 173,729 shares (3,127,122 shares pre reversed stock split) of Common Stock to certain institutional investors. The Company received aggregate proceeds of $2,100,000, net of a 10% original issue discount (gross stated value of $2,333,334).

During the nine months ended September 30, 2026, 339 shares of the Series A Convertible Preferred Stock or $6,094,680 of the Series A Convertible Preferred Stock, net of preferred issuance costs, were converted into 262,204 of the Company common shares. Please see the table below for the Series A Convertible Preferred Stock outstanding as of September 30, 2026.

On September 15, 2026, pursuant to an exchange agreement, all Series A Convertible Preferred Stock were converted into a newly designated Series C Convertible Preferred Stock. Please see below for the detail description of the Series C Convertible Preferred Stock.
At September 30, 2026, Series A Convertible Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended September 30, 2026	Accrued Dividend -Nine Months Ended September 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
35,000	134	—	$1,000	$—	$—	$—	$—	$—
At September 30, 2026, Series A Convertible Preferred Stock (Mezzanine equity) consisted of the following:

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended September 30, 2026	Accrued Dividend -Nine Months Ended September 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
35,000	349	—	$1,000	$—	$—	$—	$—	$—
Series B Convertible Preferred Stock
On June 23, 2026, the stockholders of the Company, at a special meeting of the stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to designate 150,000 shares of authorized preferred stock as Series B convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share.
On August 24, 2026, upon the achievement of a milestone under a cooperation agreement, and pursuant to a project prepayment by Omnia to the Company of an initial consulting fee of $385,439, the Company issued to Omnia 14,737 shares of the Company’s Series B convertible preferred stock. Each share of the Series B convertible preferred stock has a par value of $0.0001 per share. The Series B convertible preferred stock are convertible into shares of common stock of the Company, par value $0.0001 per share, at a conversion price of $22.50 per share, subject to adjustments for stock dividends, splits, and the like, as set forth in the applicable Certificate of Designation.
On September 1, 2026, the 14,737 were converted into 654,978 shares of common stock of the Company.
At September 30, 2026, Series B Convertible Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended September 30, 2026	Accrued Dividend -Nine Months Ended September 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
150,000	14,737	—	$1,000	$—	$—	$—	$—	$—
Series C Convertible Preferred Stock
On September 10, 2026, in connection with an exchange agreement, the Company filed Amended and Restated Certificate of Incorporation to designate 3,000 shares of authorized preferred stock as Series C convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share.
Pursuant to effectiveness of the Series C convertible preferred stock and exchange agreement, on September 15, 2026, 2,239 shares of the Company’s Series C convertible preferred stock were issued. The Series C convertible preferred stock are convertible into shares of common stock of the Company, par value $0.0001 per share, at a conversion price of $1.40 per share, subject to adjustments for stock dividends, splits, and the like, as set forth in the applicable Certificate of Designation.
At September 30, 2026, Series C Convertible Preferred Stock consisted of the following:

Shares Authorized	Shares Issued	Shares Outstanding	Stated Value per Share	Carrying Value	Accrued Dividend - Three Months Ended September 30, 2026	Accrued Dividend -Nine Months Ended September 30, 2026	Cumulative unpaid Accrued Preferred Dividends	Liquidation Preference
3,000	2,238.66	2,231.66	$1,000	$2,231,655	$44,633	$144,438	$144,438	$2,376,098

The Series C Convertible Preferred Stock, is presented as mezzanine equity in the Company’s condensed consolidated balance sheets. The Series C Convertible Preferred Stock is classified as mezzanine equity because it is redeemable at the option of its holders upon a deemed liquidation event and has a condition for redemption that is not solely within the control of the Company.

Warrants
In conjunction with the issuance of Preferred Stock and Convertible Notes, the Company issued to the certain investors private warrants to purchase shares of Common Stock of the Company. As of September 30, 2026, there are no warrants reflected as a liability in the condensed consolidated balance sheet as the fair value of the warrants are zero. The change in the fair value of the private warrants for the three months ended September 30, 2026 are reflected in the condensed consolidated statements of operations. See Note 4 for details of changes in fair value of these warrants recorded in the condensed consolidated statement of operations.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a summary of the number of shares of the Company’s Common Stock issuable upon exercise of warrants outstanding at September 30, 2026, including adjusted exercise price for full ratchet antidilution protection for some warrants:

	Number of Warrants	Number of Warrants Exercised	Number of Warrants Cancelled	Number of Warrants Exercisable	Exercise Price	Adjusted Exercise Price	Adjusted Number of Warrants Exercisable	Expiration Date
2022 July Institutional/Accredited Investor Warrants	14	—	—	14	$1,080,000.00	$1,080,000.00	14	January 29, 2028
Underwriter Warrants - February 2024 offering	67	—	31	36	$14,400.00	$14,400.00	36	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series A	667	—	—	667	$14,400.00	$14,400.00	667	February 2, 2029
2024 February Institutional/Accredited Investor Warrants - series C	667	—	625	42	$14,400.00	$14,400.00	42	February 2, 2029
2024 October Institutional/Accredited Investor Warrants	2,883	2,883	—	1,436	$13.31	$1.4000	20,853	October 31, 2029
2025 May Institutional/Accredited Investor Warrants	28,544	—	—	28,544	$14.04	$1.4000	169,799	May 30, 2030
2025 July Institutional/Accredited Investor Pre-funded Warrants	2,757	2,757	—	—	$0.0018	$0.0018	—	Until Exercised in Full
2025 July Institutional/Accredited Investor Warrants	402	—	—	402	$756.00	$756.00	402	July 11, 2030
2025 September Institutional/Accredited Investor Warrants	5,465	5,465	—	—	$3.0798	$8.5212	—	September 10, 2030
2025 November Institutional/Accredited Investor Warrants	13,663	13,663	—	—	$2.49	$8.52	—	November 27, 2030
2025 December 17, Institutional/Accredited Investor Warrants	5,465	5,465	—	—	$69.84	$8.52	—	December 17, 2030
2025 December 26 Institutional/Accredited Investor Warrants	5,465	5,465	—	—	$55.15	$8.52	—	December 26, 2030
2025 December 30 Institutional/Accredited Investor Warrants	140,825	140,825	—	—	$63.92	$8.52	170,157	December 30, 2030
2025 December Institutional/Accredited Investor Pre-Funded Warrants	3,085	3,085	—	—	$0.0018	$0.0018	—	Until Exercised in Full
2026 January Institutional/Accredited Investor Warrants	12,387	—	—	12,387	$31.40	$8.52	45,638	January 29, 2031
2026 February Institutional/Accredited Investor Warrants	13,663	—	—	13,663	$20.33	$8.52	32,599	February 10, 2031
2026 March 6 Institutional/Accredited Investor Warrants	16,943	—	—	16,943	$16.38	$8.52	32,599	March 6, 2031
2026 March 27 Institutional/Accredited Investor Warrants	98,138	—	—	98,138	$11.32	$8.52	123,876	March 27, 2031
2026 April 13 Institutional/Accredited Investor Warrants	32,598	—	—	32,598	$8.52	$8.52	32,598	April 13, 2031
May 2025 Consulting Warrants	4,167	—	—	4,167	756	$756.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$900.00	$900.00	4,167	May 7, 2030
May 2025 Consulting Warrants	4,167	—	—	4,167	$1,080.00	$1,080.00	4,167	May 7, 2030
May 2025 Consulting Warrants	926	—	—	926	$720.00	$720.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$900.00	$900.00	926	May 18, 2030
May 2025 Consulting Warrants	926	—	—	926	$1,080.00	$1,080.00	926	May 18, 2030
	398,978	179,608	656	220,150			644,559

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Treasury Stock
The Company's Board authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	September 30, 2026	December 31, 2025
Beginning balance	2	2
Shares repurchased	—	—
Average purchase price per share	$—	$—
Amount spent on repurchased shares	$—	$—
Aggregate Board of Directors repurchase authorizations during the period	—	$—
Ending balance	2	2
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
At September 30, 2026, Fermata's Entity Preferred Units consisted of the following:

Units Authorized	Units Issued	Units Outstanding	Fair Value per Units	Carrying Value	Cumulative Preferred Returns	Preferred Returns - Three Months Ended September 30, 2026	Preferred Returns -Nine Months Ended September 30, 2026	Liquidation Preference
4,900,000	4,900,000	4,900,000	$0.0340	$166,698	$26,621	$4,715	$13,803	$193,319
Class B Units - Nuvve New Mexico LLC
In connection with the formation of Nuvve New Mexico LLC in March 2025, an initial subscription of class B units of up to 25,000, no par value, were to be issued to members admitted into the Nuvve New Mexico LLC through subscription as investors. The class B units are nonconvertible and nonredeemable, and does not pay dividend and no liquidation preference. The class B unit holders are entitled to an accrued cumulative 18.0% annual return on unreturned capital contributions in the Nuvve Mexico entity. Cumulative annual return of $62,753 on unreturned capital contributions has been accrued, and reflected in interest expense in the condensed consolidated statements of operations as of September 30, 2026. As of September 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 3,090 Class B units. This amount was revised from 300,000 units following an updated interpretation of the Limited Liability Company agreement.
J-Kiss Units - Nuvve Japan
In connection with the formation of Nuvve Japan in 2025, J-Kiss units of up to 100,000,000, no par value, were authorized to be issued to members admitted into the Nuvve Japan. through subscription rights as investors. The J-Kiss units are convertible into the Nuvve Japan common shares and are nontransferable, and does not pay dividend and no liquidation preference. The number of shares to be issued by Nuvve Japan upon conversion of the subscription rights shall be the number obtained by dividing the total amount of the subscription rights issue price by the conversion price. The conversion price is determined at the next equity financing of Nuvve Japan as described in the subscription rights agreement. As of September 30, 2026, J-Kiss units had aggregate subscription of 10,202 units outstanding, no par value.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Stock Option Plan
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of restricted stock awards, stock options, and other share-based awards to employees, consultants, and directors. In November 2020, the Board extended the term of the 2010 Plan to July 1, 2021. In 2021, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock awards, incentive and non-statutory stock options, and other share-based awards to employees, consultants, and directors. In August 2025, the 2020 Plan was amended, as approved by shareholders, to increase the shares of common stock reserved for issuance under the plan by 20,756 shares. As of September 30, 2026, there is an aggregate of 20,833 shares of common stock reserved for issuance under the 2020 Plan. All options granted to date have a ten year contractual life and vesting terms of four years. In general, vested options expire if not exercised 90 days after termination of service. A total of 7,458 shares of common stock remained available for future issuance under the 2020 Plan as of November 6, 2026. Forfeitures are accounted for as they occur.
Stock-based compensation expense recognized in selling, general, and administrative, and research and development are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	$(3,062)	$8,124	$(940)	$576,805
Restricted stock	—	237,500	—	237,500
Total	$(3,062)	$245,624	$(940)	$814,305

The following is a summary of the stock option activity under the 2010 Plan for the nine months ended September 30, 2026:

	Shares	Weighted- Average Exercise Price per Share($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	6	1,186,423.92	2.90	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - September 30, 2026	6	1,186,423.92	2.31	—
Options Exercisable at September 30, 2026	1	2,006,751.46	3.86	—
Options Vested at September 30, 2026	1	2,006,751.46	3.86	—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 was zero.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the stock option activity under the 2020 Plan for the nine months ended September 30, 2026:

	Shares	Weighted- Average Exercise Price per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value($)
Outstanding - December 31, 2025	10,432	1,666.19	9.88	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired/Cancelled	—	—	—	—
Outstanding - September 30, 2026	10,432	1,666.19	9.14	—
Options Exercisable at September 30, 2026	5,752	163.91	9.14	—
Options Vested at September 30, 2026	5,752	163.91	9.14	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 was zero.
Other Information:

	Nine Months Ended September 30,
	2026	2025
Amount received from option exercised	$—	$—

	September 30, 2026		Weighted average remaining recognition period
Total unrecognized options compensation costs	$—		0.00
No amounts relating to the 2010 Plan or 2020 Plan have been capitalized. Compensation cost is recognized over the requisite service period based on the fair value of the options.

The Company did not have any nonvested restricted stock units as of the nine months ended September 30, 2026.

As of September 30, 2026, there were no unrecognized compensation cost related to nonvested restricted stock.

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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2026, there was no material change from the year ended December 31, 2025 in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss attributable to Nuvve Holding Corp. common stockholders	$(4,483,511)	$(4,507,260)	$(17,466,317)	$(24,759,063)
Weighted-average shares used to compute net loss per share attributable to Nuvve common stockholders, basic and diluted	1,116,027	25,774	607,390	12,437
Net Loss per share attributable to Nuvve common stockholders, basic and diluted	$(4.02)	$(174.87)	$(28.76)	$(1,990.80)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to Nuvve common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options issued and outstanding	10,438	8	10,438	9
Public warrants	—	10	—	10
PIPE warrants	—	5	—	5
2022 July Institutional/Accredited Investor Warrants	14	14	14	14
Underwriter Warrant - February 2024 offering	36	35	36	35
2024 February Institutional/Accredited Investor Warrants - series A	667	667	667	667
2024 February Institutional/Accredited Investor Warrants - series C	42	42	42	42
2024 October Institutional/Accredited Investor Warrants	20,853	2,255	20,853	2,255
2024 December Institutional/Accredited Investor Warrants	—	386	—	386
2025 March Institutional/Accredited Investor Warrants	—	9,005	—	9,005
2025 April Institutional/Accredited Investor Warrants	—	6,917	—	6,917
2025 May Institutional/Accredited Investor Warrants	169,799	33,475	169,799	33,475
2025 July Institutional/Accredited Investor Warrants	402	—	402	—
2025 September Institutional/Accredited Investor Warrants	—	902	—	902
2025 November Institutional/Accredited Investor Warrants	—	—	—	—
2025 December 17, Institutional/Accredited Investor Warrants	—	—	—	—
2025 December 26 Institutional/Accredited Investor Warrants	—	—	—	—
2025 December 30 Institutional/Accredited Investor Warrants	170,157	—	170,157	—
2025 December Institutional/Accredited Investor Pre-Funded Warrants	—	—	—	—
2026 January Institutional/Accredited Investor Warrants	45,638	—	45,638	—
2026 February Institutional/Accredited Investor Warrants	32,599	—	32,599	—
2026 March 6 Institutional/Accredited Investor Warrants	32,599	—	32,599	—
2026 March 27 Institutional/Accredited Investor Warrants	123,876	—	123,876	—
2026 April 13 Institutional/Accredited Investor Warrants	32,598	—	32,598	—
May 2025 Consulting Warrants	12,500	12,500	12,500	12,500
May 2025 Consulting Warrants	2,778	2,778	2,778	2,778
Convertible preferred stock	1,594,040	—	1,594,040	—
Total	2,249,036	69,662	2,249,036	69,662

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Related Parties
During the three and nine months ended September 30, 2026 the Company recognized revenue of zero from an entity that is an investor in the Company. During the three and nine months ended September 30, 2025 the Company recognized revenue of $— and $18,482, respectively, from an entity that is an investor in the Company. The Company had a balance of accounts receivable of zero at September 30, 2026 and December 31, 2025 from the same entity that is an investor in the Company.
As described in Note 9, and in connection with the formation of the Deep Impact (see Note 1), Promissory Notes with a conversion option were issued to each of Gregory Poilasne and David Robson, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, in exchange for an aggregate of $1,500,000, to further support project costs in exchange for their investment into Deep Impact. Each Promissory Note was issued with an original principal amount of $750,000. The Chief Executive Officer and Chief Financial Officer funded $610,500 and $230,000, respectively, of the Promissory Notes. As of December 31, 2025, the Company has repaid $277,786 of the Chief Executive Officer's principal and interest balance of $601,871 of his SPV Promissory Note through a non-cash exercise of his October 2024 Warrants. Additionally, in February 2026, the Company repaid the remaining principal balance and interest of the SPV Promissory Notes for a total amount repaid of $575,811.
As described in Note 9, in April 2025, Fermata Energy II LLC issued promissory notes with a conversion option to certain employees, including Gregory Poilasne, the Chief Executive Officer of the Company, in exchange for a principal amount of $547,058.
Effective December 31, 2025, the Company transferred 155 Class A Units of AggregationV2G LLC, or 15.5% of the total equity interests of AggregationV2G LLC, to each of Messrs. Poilasne and Robson. As a result, the Company holds 490 Class A Units of AggregationV2G LLC, representing 49% of the total equity interests of AggregationV2G LLC. AggregationV2G LLC holds a 100% ownership interest in Nuvve Japan.

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

Pursuant to J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 36 SARs, respectively, of J-Kiss SARs (the “JKISS Investment”. The J-Kiss SARs were issued in exchange for note receivables of $351,085 and $223,418, respectively, from the Gregory Poilanse, our Chief Executive Officer and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. The notes receivable accrued interest at a rate of 6% per annum, and had a payment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully paid the principal and interest amounts on the note receivables. In July 2026, the Company and Messrs. Poilasne and Robson agreed that their respective J-Kiss SARs would be cancelled, effective July 9, 2026, in exchange for Nuvve Japan returning the respective investment amounts in cash, a note receivable, or a combination of both. In August 2026, the Board rescinded that cancellation and, as of September 30, 2026, Messrs. Poilasne and Robson continue to hold 55 and 36 J-Kiss SARs, respectively.

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

Supplemental unaudited condensed consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2026	December 31, 2025

Operating lease assets	Right-of-use operating lease assets	$3,379,281	3,779,757
Finance lease assets	Property, plant and equipment, net	—	1,551
Total lease assets		$3,379,281	$3,781,308

Operating lease liabilities - current	Operating lease liabilities - current	$888,441	860,130
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	3,107,828	3,558,659
Finance lease liabilities - current	Other liabilities - current	—	2,340
Total lease liabilities		$3,996,269	$4,421,129

The components of lease expense are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2026	2025	2026	2025

Operating lease expense	Selling, general and administrative	$216,268	$198,319	$649,450	$666,291
Finance lease expense:
Amortization of finance lease assets	Selling, general and administrative	—	1,322	2,340	4,400
Interest on finance lease liabilities	Interest expense, net	—	116	—	518
Total lease expense		$216,268	$199,757	$651,790	$671,209

	Operating Lease	Finance Lease
Maturities of lease liabilities are as follows:	September 30, 2026	September 30, 2026
2026	$226,596	$—
2027	913,705	—
2028	898,606	—
2029	925,564	—
2030	953,331	—
Thereafter	981,932	—
Total lease payments	4,899,734	—
Less: interest	(903,465)	—
Total lease obligations	$3,996,269	$—

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease term and discount rate:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease terms (in years):
Operating lease	5.19	5.9
Finance lease	—	0.3

Weighted-average discount rate:
Operating lease	7.8%	7.8%
Finance lease	7.8%	7.8%
Other Information:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$401,123	$592,386
Operating cash flows - finance leases	$—	$—
Financing cash flows - finance leases	$647	$6,835

Leased assets obtained in exchange for new finance lease liabilities	$—	$3,008
Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Sublease
In April 2022, the Company entered into a sublease agreement with certain local San Diego companies to sublease a portion of the Company's 8,000 square foot expansion. The term of the sublease is six months to seven years with fixed base rental income ranging from $15,000 to $37,880 per month. The sublease has no option for renewal or extension at the end of the sublease term.
Sublease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2026	2025	2026	2025

Sublease lease income	Other, net	$155,646	$153,914	$466,939	$394,598
Lessor
In February 2022, the Company entered into a 10 year master services agreement ("MSA") with a certain school district for FaaS to electrify their school bus fleet. A statement of work (“SOW”) for engineering, procurement and construction ("EPC") was also executed in conjunction with the MSA. As part of this SOW, the Company will provide electric vehicle supply equipment ("EVSE") and related warranties, infrastructure engineering and construction, installation of EVSE, and subscription services to Nuvve’s V2G GIVe platform. The MSA has both lease and non-lease components. The lease component is the EVSE and non-lease components are the EPCs. The Company accounted for the lease components as a sale-type lease with the investment in lease of $95,351 and $98,321 at September 30, 2026 and December 31, 2025, respectively.
Lease income are as follows:

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Lease income	Products and services	$907	$852	$5,742	$2,519
Interest income	Products and services	2,969	4,606	18,003	13,157
Total lease income		$3,876	$5,458	$23,745	$15,676

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
(b) Research Agreement
Effective September 1, 2016, the Company is party to a research agreement with a third party, which is also a Company stockholder, whereby the third party will perform research activity as specified annually by the Company. Under the terms of the agreement, the Company paid a minimum of $400,000 annually in equal quarterly installments. For the nine months ended September 30, 2026 and 2025, $9,357 and $122,928, respectively, were paid under the research agreement. At September 30, 2026, $85,428 remained to be paid under the renewed agreement.
(c) In-Licensing
The Company was a party to a licensing agreement for non-exclusive rights to intellectual property which would expire at the later of the date at which the last patent underlying the intellectual property expires or 20 years from the sale of the first licensed product. Under the terms of the agreement, the Company would have had to pay up to an aggregate of $700,000 in royalties upon achievement of certain milestones. As of September 30, 2026 and December 31, 2025, no royalty expenses had been incurred under this agreement.
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
$7,500,000
The Seller will retain a non-exclusive, royalty-free license, to utilize the intellectual property solely for research and education purposes. As of September 30, 2026, no royalty expenses had been incurred under this agreement.

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
(e)    San Diego Gas and Electric ("SDG&E")

On June 3, 2026, SDG&E filed a lawsuit in Superior Court of California in County of San Diego against the Company regarding its purchase agreement with the Company for the installation and operation of six 60kw Rhombus V2g charging stations in Cajon Valley Union School district. SDG&E alleged that the Company failed to meet its obligations under the agreement. In the lawsuit, SDG&E is asking for actual, incidental, and consequential damages at an amount to be proven at trial, and attorneys fees and costs and other relief as the court deems just and proper. As of September 30, 2026, the amount of any loss, expenses, or timing of the adjudication of the lawsuit is not reasonably estimable at this time.
(f) Fleet Electrification Program
On February 11, 2026, the Company determined that the master services agreement, dated May 14, 2024 (the “Fresno Agreement”), by and between the Company and Fresno Economic Opportunities Commission (the “FEOC”) had been effectively terminated and provided notice to the FEOC of costs and amounts owed to the Company in connection with the termination. As previously disclosed, the Fresno Agreement outlined the general scope of work, timeline, and pricing pursuant to which the Company was to provide services and materials to the FEOC in connection with the FEOC’s fleet electrification program. The total possible estimated fees and expenses payable to the Company by FEOC for services and materials provided in relation to the project under the Fresno Agreement was approximately $15.70 million. The termination followed extensive discussions between the Company and the FEOC regarding the Fresno Agreement and the FEOC’s willingness to continue pursuing its fleet electrification project. Despite the Company’s substantial efforts to accommodate the FEOC’s requests and procuring multiple alternative options to fulfill certain funding obligations under the Fresno Agreement, the FEOC was unwilling to move forward with the project. The Company disputes whether the FEOC properly terminated the Fresno Agreement pursuant to its terms and has reserved its rights with respect thereto. However, as a practical matter, the Company no longer reasonably believes that the business relationship contemplated by the Fresno Agreement will continue. The Company is currently in negotiations with the FEOC to determine the amount of costs and fees owed to the Company for services provided prior to the date of termination, as it is entitled to under the Fresno Agreement. There can be no assurance as to the amount the Company will ultimately receive from the FEOC for services provided under the Fresno Agreement prior to the date of termination. Accounts receivable balance related to FEOC was fully reserved as of December 31, 2025, and written-off as of September 30, 2026.
(g)    Due to Customers

During the quarter ended September 30, 2026, the Company received $145,000 in Environmental Protection Agency’s Clean School Bus Rebates on behalf of its customers. The Company is partnering with these customers to implement their Clean School Bus programs. During the nine months ended September 30, 2026, the Company has not invoiced these customers yet

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
for any products and services under the grant award. The balance of $145,000 represents the amount due to customers, which the Company has recorded in the condensed consolidated balance sheets.
(h) Sale and Purchase Agreement

As previously disclosed, on June 22, 2026, Nuvve Denmark, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Toparceanu Ioan, Ciolacu Silviu, Fodor Alexandru, Vulcan Ioan, Dungaciu Andrei, Popa Partenie (collectively, the “Sibiu Sellers”) to acquire all of the equity interests of BESS Sibiu SRL, a Romanian limited liability company (“BESS Sibiu”), which is currently developing a 42 MW battery energy storage system (the “Battery Energy Storage Project”) in Sibiu, Romania. In exchange, Nuvve Denmark agreed to pay to the Sibiu Sellers, (i) a monthly fee of €10,000 accruing from the execution of the Sale and Purchase Agreement until the earlier of the COD Date (as defined below) or COD Long Stop Date (as defined below) (the “Development Fee”), (ii) upon the BESS Sibiu closing of the sale and purchase agreement, approximately €420,000 (the “Initial Purchase Price”), subject to certain adjustments, including (a) an increase per the amount of the financial guarantee made to the Romanian Energy Regulatory Authority, (b) a decrease for the amount of certain outstanding loans owed by BESS Sibiu to the Sibiu Sellers (the “Seller Loan Amount”), and (c) relevant adjustments, which may be either a positive or negative amount, for the net working capital of BESS Sibiu at the BESS Sibiu closing of the sale and purchase agreement, and (iii) only upon receipt of a generation license issued by the Romanian Energy Regulatory Authority regarding the Battery Energy Storage Project (the “COD Date”), approximately €1,260,000, subject to reduction by the amount of the previously paid Development Fee, (the “COD Payment”). If, due to reasons attributable to the Sibiu Sellers, the COD Date has not occurred as of the fifteen-month anniversary of the BESS Sibiu closing of the sale and purchase agreement (the “COD Long Stop Date”), the COD Payment shall not become due or payable. Additionally, Nuvve Denmark has agreed to pay to the Sibiu Sellers the Seller Loan Amount in an aggregate amount equal to RON 946,000. As of September 30, 2026, no amounts have been accrued or paid related to the sale and purchase agreement.
(i)     Delist Determination

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
(j)    Omnia Agreement and Milestone Payment

On March 6, 2026, the Company entered into a cooperation agreement (the “Cooperation Agreement”) between and among ourselves, Oelion AB, a company organized under the laws of Sweden (“Oelion”), and OMNIA Group Holdings AG, a company organized under the laws of Switzerland (“Omnia”). Concurrently with entry into the Cooperation Agreement we, Oelion and Omnia also entered into (i) a service agreement for engineering and managerial consulting services (the “Managerial Services Agreement”) and (ii) an aggregation service agreement for battery energy storage system (BESS) (the “Aggregation Service Agreement” and together with the Cooperation Agreement and the Managerial Services Agreement, the “Omnia Global Agreements”).

Pursuant to the Omnia Global Agreements, the Company acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the Managerial Services Agreement the Company will provide its technology and expertise in management of advanced energy storage and grid modernization solutions and expected to receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, the Company has agreed to issue, subject to the accomplishment of various contractual and operational milestones, 45,252 shares of Common Stock, (the “Common Stock Consideration”), which was equivalent to approximately 19.9% of our outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior stockholder approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). At the June Special Meeting, the Company's stockholders approved the issuance of the

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Preferred Stock Consideration, subject to completion of the requisite milestones, per the Cooperation Agreement. On July 23, 2026, the Company received $385,439 from Omnia as part of the second milestone payment, and on August 24, 2026, the Company issued to Omnia 14,737 shares of the Company’s Series B Convertible Preferred Stock. As of September 30, 2026, none of the shares of Common Stock Consideration have been issued.

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

As of September 30, 2026, Fermata Energy II LLC, Nuvve New Mexico LLC, AggregationV2G LLC, CamerEye LLC and Deep Impact are included as the non-controlling interest entities.

The following table summarizes non-controlling interests presented as a separate component of stockholders’ deficit on the Company’s condensed consolidated balance sheet at September 30, 2026:

	September 30, 2026	December 31, 2025
Beginning Balance	$(755,246)	(28,809)
Net loss attributable to non-controlling interests	$(1,193,694)	(726,437)
Non-controlling interests	$(1,948,940)	$(755,246)

The following table summarizes non-controlling interests presented as a separate component of the Company’s condensed consolidated statements of operations as of September 30, 2026:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to non-controlling interests	$(433,429)	$(286,955)	$(1,193,694)	$(482,215)

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
The following table summarizes the Company’s significant selling, general, and administrative expenses, and research and development expenses that are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,088,992	$1,598,627	$3,708,838	$2,844,081
(Add)/deduct:
Cost of sales	827,213	766,976	2,764,103	1,459,285
Selling, general, and administrative expense:
Employee compensation and benefits	2,038,822	2,013,308	6,467,400	6,427,668
Consultants	42,237	22,887	150,786	82,757
Marketing	53,107	152,009	437,670	965,841
Rent	270,106	229,581	796,544	762,808
Professional fees	276,527	307,532	948,515	864,914
Legal	84,831	394,682	1,722,043	1,759,787
Insurance (excluding health & D&O)	129,435	112,401	323,096	364,724
IT Expense	142,194	232,664	320,181	748,481
Travel	54,440	68,915	195,920	154,444
Office Meal and Employee Reimbursement	6,946	8,346	44,860	25,517
Dues & Subscriptions	23,932	61,609	116,721	176,218
Repairs and Maintenance	586	129	2,814	129
Office Supplies	—	312	—	2,721
Telephone	1,444	1,859	4,447	6,177
Utilities	18,570	15,176	36,575	36,825
Depreciation & Amortization	95,437	85,373	261,357	245,796
Bank charges	5,614	49,770	23,714	101,143
Fair value of warrants issued for cryptocurrency strategy consulting services	—	—	—	8,194,000
Public Co Fees	800,342	917,039	3,135,533	1,692,373
Provision for credit losses	—	—	—	991,255
Other	104,020	90,042	594,291	120,105
Total selling, general, and administrative expense	4,148,588	4,763,634	15,582,465	23,723,683
Research and development expense:
Employee compensation and benefits	170,113	815,010	1,267,908	2,009,418
Consultants	112,420	108,861	400,879	326,745
Rent	1,152	1,431	3,246	1,431
License fees	23,780	31,508	121,037	136,381
Legal	28	127,399	581,238	348,362
IT Expense	42,046	73,176	370,525	282,011
Travel	5,837	18,875	25,887	33,741
Office Meal and Employee Reimbursement	217	796	5,491	4,006
Dues & Subscriptions	4,477	—	14,701	—
Repairs and Maintenance	153	(455)	5,589	3,972
Depreciation & Amortization	—	—	100,283	—
Bank charges	1,250	—	5,784	—
Other	96,000	2,687	96,300	10,156
Total research and development expense	457,472	1,179,288	2,998,867	3,156,223

Total other income (expense), net	(348,820)	317,056	$37,636	$253,832
Income tax expense	—	—	$—	$—
Net loss	$(4,693,101)	$(4,794,215)	$(17,598,962)	$(25,241,278)

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s intangible assets and property, plant and equipment in different geographic locations:

	September 30, 2026	December 31, 2025
United States	$1,414,611	$1,648,916
United Kingdom	—	84
Nuvve Japan	9,945	—
Nuvve Taiwan	285,577	—
Denmark	86,882	131,150
	$1,797,015	$1,780,150

Note 19 - Acquisition
Fermata Acquisition

On April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Fermata Energy LLC, a Delaware limited liability company (“Seller”) and Fermata Energy II, LLC, a Delaware limited liability company and newly formed subsidiary of the Company (“Fermata"), pursuant to which the Company agreed to acquire, through Fermata, substantially all of the assets and certain specified liabilities of the Seller in exchange for a total purchase price of approximately $506,898, consisting of approximately $340,200 in cash, and the fair value of the preferred units issued to the former debt holders of the Seller. The former debt holders of the Seller were issued 4,900,000 preferred units in connection with the acquisition. The Fermata acquisition closed on April 25, 2025.

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

NUVVE HOLDING CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Subsequent Events
Amendment to Securities Purchase Agreement

As previously disclosed, on November 14, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers in a private placement (the “Private Placement”) of (i) shares of then newly-designated Series A Convertible Preferred Stock and (ii) accompanying warrants (the “Warrants”) to purchase shares of Common Stock.

On November 6, 2026, the Company entered into an amendment to the Securities Purchase Agreement (the “SPA Amendment”) to, among other things, (i) provide that the shares of preferred stock issued upon exercise of the Purchasers’ outstanding additional investment rights (the “Additional Investment Rights”) on or after the date of the SPA Amendment will be shares of our Series C Convertible Preferred Stock, rather than Series A Convertible Preferred Stock; (ii) amend and restate the terms of the Additional Investment Rights to reflect an initial conversion price equal to the lesser of (a) 80% of the average of the five lowest intraday trading prices during the ten trading days prior to exercise and (b) the conversion price of the outstanding preferred stock then in effect, with accompanying warrants having an exercise price of $1.00 per share and no floor price, and with a minimum of $100,000 of gross proceeds per exercise; (iii) requires the Company to notify all holders of Series C Convertible Preferred Stock of any notice of exercise of an Additional Investment Right, so that each holder may exercise its Additional Investment Right at the same price and on the same closing date by delivering an exercise notice by the first trading day following receipt of such notice; and (iv) provide for each Purchaser’s permanent waiver of its right to receive alternate consideration upon a fundamental transaction under the Series C Certificate of Designation. The SPA Amendment does not affect any Additional Investment Rights exercised prior to its date, any shares of Series A Convertible Preferred Stock previously issued, or any Warrants previously issued. Following the execution of the SPA Amendment, the Company issued an aggregate of 277.778 shares of Series C Convertible Preferred Stock and Warrants to purchase an aggregate of 613,195 shares of Common Stock, for an aggregate purchase price of $250,000.

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

We have determined that Deep Impact is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Accordingly, we consolidate Deep Impact and record a non-controlling interest for the share of the entity owned by WISE. Deep Impact had limited business operations during the nine months ended September 30, 2026 and year ended December 31, 2025.

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

Nuvve New Mexico LLC

In March 2025, we formed Nuvve New Mexico LLC, a new subsidiary created to support our recently awarded State of New Mexico contract. The new entity serves as a regional representative company, ensuring the successful execution of the contract and the expansion of our innovative energy solutions across the state. Additionally, Nuvve New Mexico continues to pursue follow-on opportunities in New Mexico, including fleet electrification, charging infrastructure, and grid modernization projects with public-sector and cooperative utility customers. We hold majority membership interest in Nuvve New Mexico LLC as the Class A units holder. Other members admitted into the Nuvve New Mexico LLC through subscription as investors hold the Class B units. As of September 30, 2026, three members have been admitted as a Class B unit members with an aggregate subscription of 3,090 Class B units at $1.00 per unit.
Astrea Inc.
Astrea Inc. ("Astra") is our wholly owned subsidiary established to bring Artificial Intelligence ("AI") forecasting platform to electric cooperatives and municipal utilities. Designed around how operators make decisions, Astra's platform provides a two-week outlook—the timeframe for scheduling, purchasing, and asset deployment decisions. It combines market and load forecasting, giving cooperatives and municipal utilities a unified view of expected demand and corresponding power costs.

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

Pursuant to the Omnia Global Agreements, we have acquired (i) an option regarding an assignment of a 50 MW battery energy storage system (BESS) project located at Marviken, Sweden (the “Envisaged Project”) and to hold an interconnection agreement with the relevant grid operator regarding the interconnection of the Envisaged Project to the electricity grid (the “Interconnector Agreement”), (ii) a right of first refusal, and (iii) an exclusive right to provide energy aggregation services as well as engineering and managerial consulting services to any new project of Omnia and its affiliates in Europe. Pursuant to the

Managerial Services Agreement we will provide our technology and expertise in management of advanced energy storage and grid modernization solutions and expected to receive payments from Omnia in the first year of approximately $1,345,389 and with a continuing term of twenty years, subject to customary termination provisions. In consideration for this, we have agreed to issue, subject to the accomplishment of various contractual and operational milestones, 45,252 shares of Common Stock, (the “Common Stock Consideration”), which was equivalent to approximately 19.9% of our outstanding Common Stock as of the date of execution of the Cooperation Agreement representing an aggregate value of approximately $1,018,165 as of the close of trading on March 5, 2026, and, subject to prior stockholder approval and the accomplishment of various contractual and operational milestones, shares of Series B Convertible Preferred Stock of Nuvve (the “Preferred Stock Consideration”). At the June 23, 2026 Special Meeting, our stockholders approved the issuance of the Preferred Stock Consideration, subject to completion of the requisite milestones, per the Cooperation Agreement. On July 23, 2026, we received $385,439 from Omnia as part of the second milestone payment, and on August 24, 2026, we issued to Omnia 14,737 shares of our Series B Convertible Preferred Stock. As of September 30, 2026, none of the Common Stock Consideration have been issued.

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
Our estimated backlog as of September 30, 2026, was $4.9 million, which we expect to earn in future periods. We anticipate recognizing revenue from this backlog from 2026 through 2027.

Results of Operations
Three and Nine Months Ended September 30, 2026 Compared with Three and Nine Months Ended September 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Revenue
Products	$604,190	$947,561	$(343,371)	(36)%	$1,960,620	$1,655,017	$305,603	18%
Services	265,156	380,876	(115,720)	(30)%	1,099,854	839,264	260,590	31%
Grants	219,646	270,190	(50,544)	(19)%	648,364	349,800	298,564	85%
Total revenue	1,088,992	1,598,627	(509,635)	(32)%	3,708,838	2,844,081	864,757	30%
Operating expenses
Cost of product	507,718	735,730	(228,012)	(31)%	1,857,718	1,277,069	580,649	45%
Cost of service	319,495	31,246	288,249	923%	906,385	182,216	724,169	397%
Selling, general and administrative expenses	4,148,588	4,763,634	(615,046)	(13)%	15,582,465	23,723,683	(8,141,218)	(34)%
Research and development expense	457,472	1,179,288	(721,816)	(61)%	2,998,868	3,156,223	(157,355)	(5)%
Total operating expenses	5,433,273	6,709,898	(1,276,625)	(19)%	21,345,436	28,339,191	(6,993,755)	(25)%
Operating loss	(4,344,281)	(5,111,271)	766,990	(15)%	(17,636,598)	(25,495,110)	7,858,512	(31)%
Other income (expense)
Interest expense, net	(272,967)	(477,482)	204,515	(43)%	(538,108)	(1,720,316)	1,182,208	(69)%
Change in fair value of convertible notes	—	(112,367)	112,367	(100)%	—	(60,663)	60,663	(100)%
Change in fair value of warrants/investment rights liability	56,169	232,717	(176,548)	(76)%	413,850	673,899	(260,049)	(39)%
Other, net	(132,022)	674,188	(806,210)	(120)%	161,894	1,360,912	(1,199,018)	(88)%
Total other income (expense), net	(348,820)	317,056	(665,876)	(210)%	37,636	253,832	(216,196)	(85)%
Loss before taxes	(4,693,101)	(4,794,215)	101,114	(2)%	(17,598,962)	(25,241,278)	7,642,316	(30)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(4,693,101)	$(4,794,215)	$101,114	(2)%	$(17,598,962)	$(25,241,278)	$7,642,316	(30)%
Less: Net loss attributable to non-controlling interests	(433,429)	(286,955)	(146,474)	51%	(1,193,694)	(482,215)	(711,479)	148%
Net loss attributable to Nuvve Holding Corp.	$(4,259,672)	$(4,507,260)	$247,588	(5)%	$(16,405,268)	$(24,759,063)	$8,353,795	(34)%
________________
NM - Not Meaningful

Revenue

Total revenue was $1.09 million for the three months ended September 30, 2026, compared to $1.60 million for the three months ended September 30, 2025, a decrease of $0.51 million, or 31.9%. The decrease was primarily attributable to $0.34 million decrease in products revenue due to lower customers sales orders and shipments, a $0.12 million decrease in service revenue, and a $0.05 million decrease in grants revenue. Products and services revenue for the three months ended September 30, 2026, consisted of DC Chargers and AC Chargers of $0.60 million, grid services revenue of $4.98 thousand, and engineering services of $0.26 million.

Total revenue was $3.71 million for the nine months ended September 30, 2026, compared to $2.84 million for the nine months ended September 30, 2025, an increase of $0.86 million, or 30.4%. The increase was primarily attributable to $0.31 million increase in products revenue due to higher customers sales orders and shipments, a $0.26 million increase in service revenue driven by $0.44 million of technical service revenue earned for a grid interconnection agreement by our Nuvve Japan subsidiary as a performance obligation in a larger stationary battery project, and a $0.30 million increase in grants. Products and services revenue for the nine months ended September 30, 2026, consisted of DC Chargers and AC Chargers of $1.96 million, grid services revenue of $0.02 million, and engineering services of $1.08 million.
Cost of Products and Services Revenue
Three Months September 30, 2026 compared to Three Months Ended September 30, 2025
Cost of products and services revenue was $0.83 million for the three months ended September 30, 2026, compared to $0.77 million for the three months ended September 30, 2025, an increase of $0.06 million, or 7.9%. The increase was primarily due to higher costs of products revenue driven primarily by higher replacement warranty costs of certain discontinued DC Chargers, and the write-down of certain costs related to the Troy project.
Products margin decreased by 6.4% to 16.0% for the three months ended September 30, 2026, compared to 22.4% in the same prior year period driven by the write-down of certain costs related to the Troy project in the current quarter.
Services margin decreased by 112.3% to 20.5% for the three months ended September 30, 2026, compared to 91.8% in the same prior year period due to write-down of certain costs related to the Troy project as the customer has elected to delay the installation of the AC Charges.
Products and services margin decreased by 37.4% to 4.8% for the three months ended September 30, 2026, compared to 42.3% in the same prior year period. Margin was negatively impacted by higher mix of hardware charging stations, a higher replacement warranty costs of certain DC Chargers, the write-down of certain costs related to the Troy project, and a lower mix of engineering services in the third quarter of 2026 compared with the third quarter of 2025.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Cost of products and services revenue was $2.76 million for the nine months ended September 30, 2026, compared to $1.46 million for the nine months ended September 30, 2025, an increase of $1.30 million, or 89.4%. The increase was primarily due to higher costs of products and service revenue driven primarily by higher replacement warranty costs of certain discontinued DC Chargers, and the write-down of certain costs related to the Troy project.
Products margin decreased by 17.6% to 5.2% for the nine months ended September 30, 2026, compared to 22.8% in the same prior year period driven by higher replacement warranty costs of certain discontinued DC Chargers in the nine months ended September 30, 2026.
Services margin decreased by 60.7% to 17.6% for the nine months ended September 30, 2026, compared to 78.3% in the same prior year period due to write-down of certain costs related to the Troy project as the customer has elected to delay the installation of the AC Chargers, partially offset by a technical service revenue from our Nuvve Japan subsidiary of $0.44 million and $0.06 million in related cost of services.
Products and services margin decreased by 31.8% to 9.7% for the nine months ended September 30, 2026, compared to 41.5% in the same prior year period. Margin was negatively impacted by higher mix of hardware charging stations, a higher replacement warranty costs of certain DC Chargers, and lower mix of engineering services in the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, legal finance, and professional expenses.
Selling, general and administrative expenses were $4.1 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025, a decrease of $0.6 million, or 12.9%.
The decrease during the three months ended September 30, 2026 was primarily attributable to decrease in travel and marketing/promotions related expenses of $0.1 million, decrease in information technology related expenses of $0.1 million, decrease in general legal fees expenses of $0.3 million, and decrease in other public company related costs of $0.1 million.
Selling, general and administrative expenses were $15.6 million for the nine months ended September 30, 2026, compared to $23.7 million for the nine months ended September 30, 2025, a decrease of $8.1 million, or 34.3%.
The decrease during the nine months ended September 30, 2026 was primarily attributable to the absence of the fair value of warrants expenses issued for cryptocurrency strategy consulting services of $8.2 million in prior year same period, absence of bad debt expenses of $1.0 million related to management fees earned in the Fresno EV infrastructure project in prior year same period, decrease in travel and marketing/promotions related expenses of $0.5 million, and decrease in information technology related expenses of $0.4 million, partially offset by increase in office related expenses of $0.5 million, increase in other public company related costs of $1.4 million, and increase in professional fees of $0.1 million.
Research and Development Expenses
Research and development expenses were $0.5 million for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025, a decrease of $0.7 million, or 61.2%. The decrease during the three months ended September 30, 2026 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles and stationary batteries.
Research and development expenses were $3.0 million for the nine months ended September 30, 2026, compared to $3.2 million for the nine months ended September 30, 2025, a decrease of $0.2 million, or 5.0%. The decrease during the nine months ended September 30, 2026 was primarily attributable to decreases in compensation expenses and subcontractor expenses used to advance our platform functionality and integration with more vehicles and stationary batteries.
Other Income, net
Other income, net consists primarily of interest expense, change in fair value of convertible notes, change in fair value of warrants liability, and other income (expense).
Other income, net was $0.35 million in other expense for the three months ended September 30, 2026, compared to $0.32 million of other income for the three months ended September 30, 2025, a decrease of $0.67 million. The decrease during the three months ended September 30, 2026 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 15 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and an increase in interest expense on debt obligations.
Other income, net was $0.04 million in other income for the nine months ended September 30, 2026, compared to $0.25 million of other income for the nine months ended September 30, 2025, a decrease of $0.22 million. The decrease during the nine months ended September 30, 2026 was primarily attributable to the change in fair values of the convertible notes and warrants liability, and increase in sublease income related to the subleasing of part of our main office space (See Note 15 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and an increase in interest expense on debt obligations.
Income Taxes
In each of the three and nine months ended September 30, 2026 and 2025, we recorded no material income tax expenses. The income tax expenses during each of the three and nine months ended September 30, 2026 and 2025 were minimal primarily due to operating losses that receive no tax benefits as a result of a valuation allowance recorded for such losses.

Net Loss
Net loss was $4.7 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025, a decrease of $0.1 million, or 2.1%. The decrease in net loss was primarily due to a decrease in total operating expenses of $1.3 million, partially offset by a decrease of $0.5 million in revenue and a decrease in other income of $0.7 million.
Net loss was $17.6 million for the nine months ended September 30, 2026, compared to $25.2 million for the nine months ended September 30, 2025, a decrease of $7.6 million, or 30.3%. The decrease in net loss was primarily due to an increase of $0.9 million in revenue, and a decrease in total operating expenses of $7.0 million, partially offset by a decrease in other income of $0.2 million.

Net Income (Loss) Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest for the three months ended September 30, 2026 was $0.43 million, compared to $0.29 million net loss attributable to non-controlling interest for the three months ended September 30, 2025.
Net loss attributable to non-controlling interest for the nine months ended September 30, 2026 was $1.19 million, compared to $0.48 million net loss attributable to non-controlling interest for the nine months ended September 30, 2025.
Net loss is allocated to non-controlling interests in proportion to the relative ownership interests of the holders of non-controlling interests in the entities. Please see Note 17 to the Condensed Consolidated Financial Statements for detailed descriptions of the non-controlling interest.

Liquidity and Capital Resources
Sources of Liquidity
We are still an early-stage business enterprise. We have not yet demonstrated a sustained ability to generate sufficient revenue from sales of our technology and services or conduct sales and marketing activities necessary for the successful commercialization of our GIVe platform. We have not yet achieved profitability and have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred operating losses of approximately $17.6 million for the nine months ended September 30, 2026. Our cash used in operations was $10.6 million as of the nine months ended September 30, 2026. As of September 30, 2026, we had a cash balance, working capital deficit, and total deficit of $0.04 million, $12.8 million and $13.4 million, respectively.
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
Series A Convertible Preferred Stock
On December 30, 2025, pursuant to a private placement offering, we issued an aggregate of 333 shares (6,000 shares pre reversed stock split) of series A preferred stock and warrants to purchase an aggregate of 140,825 shares (2,534.856 shares pre reversed stock split) of Common Stock to certain institutional investors. We received aggregate proceeds of $5,400,000, net of a 10% original issue discount (gross stated value of $6,000,000) or $900 purchase price per share of each Series A convertible preferred stock and accompanying warrants prior to deducting underwriting discounts and commissions and offering expenses.
During the nine months ended September 30, 2026, we issued an aggregate of 130 shares (2,340 shares pre reversed stock split) of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 173,729 shares (3,127,122 shares pre reversed stock split) of Common Stock to certain institutional investors. We received aggregate proceeds of $2,100,000, net of a 10% original issue discount (gross stated value of $2,333,334).

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

On September 15, 2026, pursuant to an exchange agreement, all Series A Convertible Preferred Stock were converted into a newly designated Series C Convertible Preferred Stock. Please see below for the detail description of the Series C Convertible Preferred Stock.

Series C Convertible Preferred Stock
On September 15, 2026, in connection with an exchange agreement, we filed an Amended and Restated Certificate of Incorporation to designate 3,000 shares of authorized preferred stock as Series C convertible preferred stock with par value $0.0001 per share and stated value of $1,000 per share.
Pursuant to effectiveness of the Series C convertible preferred stock and exchange agreement, on September 15, 2026, 2,239 shares of the Company’s Series C convertible preferred stock were issued. The Series C convertible preferred stock are convertible into shares of our common stock, par value $0.0001 per share, at a conversion price of $1.40 per share, subject to adjustments for stock dividends, splits, and the like, as set forth in the applicable Certificate of Designation.

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
Term Loan
On June 12, 2026, we entered into a business loan and security agreement with ACH Capital West, LLC, which provides for a term loan ("Term Loan") in the amount of $1,500,000 with principal and interest due on May 11, 2027. Commencing on June 19, 2026, we are required to make weekly principal and interest payments of $43,438 until May 11, 2027. The principal amount of the Term Loan includes an original issue discount of $135,000 or 9.0%. The Term Loan is a short-term, fixed interest rate obligation. Principal and interest on the Term Loan is payable in arrears weekly. The Term Loan is secured by certain of our assets.
The Term Loan contains customary affirmative and negative covenants. Among other things, these covenants restrict our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the Term Loan contains customary default provisions including, but not limited to, failure to pay interest or principal when due. We are in compliance with the Term Loan covenants as of September 30, 2026.
The following is a summary description of the key terms of the Term Loan:

Debt	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Weekly Average Interest Rate	Weighted Annual Average Interest Rate
Term loan	6/12/2026	5/11/2027	$1,500,000	$1,188,941	1.8818%	163.64%

Interest expense paid on the Term Loan for the three and nine months ended September 30, 2026 was $210,944 and $253,629, respectively. No interest expense was paid on the Term Loan for the three and nine months ended September 30, 2025

Debt Obligations
Below is the summary of debt obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Term loan	$1,188,941	$—
Promissory Notes - August 16, 2024 (1) (3)	—	564,446
Senior Convertible Notes - September 2025 (2)	—	112,302
Senior Convertible Notes - November 2025 (2)	—	281,186
Senior Convertible Notes - December 2025 (2)	—	222,691
Promissory Notes - September 2026	280,000	—
Promissory Notes - Fermata Energy II LLC (1) (3)	625,321	584,292
Total outstanding principal balance	2,094,263	1,764,917
Less: unamortized debt issuance costs and discounts	(140,237)	(35,174)
Total debt, net of unamortized issuance costs and discounts	$1,954,025	$1,729,743
Current portion of long-term debt	$1,954,025	$1,729,743
Long-term debt, net of current portion	$—	$—
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

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(10,604,013)	$(12,347,984)
Investing activities	(295,479)	(397,299)
Financing activities	5,539,646	13,307,195
Effect of exchange rate on cash and restricted cash	(70,202)	6,006
Net increase (decrease) in cash and restricted cash	$(5,430,048)	$567,918

Net cash used in operating activities during the nine months ended September 30, 2026 was $10.6 million as compared to net cash used of $12.3 million in the nine months ended September 30, 2025. The $1.7 million decrease in net cash used in operating activities was primarily attributable to lower use of cash for working capital during the nine months ended September 30, 2026 as compared to the same prior year period. Working capital during the nine months ended September 30, 2026 was impacted by, among other items, decrease in cash operating expenses. Additionally, improved timing and management of vendor terms compared to the cash settlement of such items contributed to lower use of cash for working capital.
During the nine months ended September 30, 2026, cash use for investing activities was $0.30 million as compared to net cash used for investing activities of $0.40 million during the nine months ended September 30, 2025. Net cash used for investing activities during the nine months ended September 30, 2026 was for the purchase of fixed assets.
Net cash provided by financing activities for the nine months ended September 30, 2026 was $5.5 million, of which $2.0 million was the proceeds from issuance of convertible series A preferred stock, partially offset by issuance cost, $1.8 million was proceeds from debt obligations, $1.2 million was the proceeds from private placement of Nuvve Japan J-Kiss units, $1.0 million was from the exercise of common stock warrants, partially offset by issuance cost, $0.4 million was the proceeds from issuance of convertible series B preferred stock, partially offset by issuance cost, and repayment debt obligations of $0.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $13.3 million, which $5.5 million was the proceeds from public offering of common stock, partially offset by issuance cost, $2.1 million was from the exercise of common stock warrants, partially offset by issuance cost, proceed from debt obligations of $9.0 million, and repayment debt obligations of $3.4 million.

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

Recent Developments

Related Party Loans – Nuvve Japan

As previously disclosed, pursuant to J-Kiss stock acquisition rights (“SARs”) subscription agreements with Nuvve Japan, the Chief Executive Officer and Chief Financial Officer of the Company, were issued 55 and 36 J-Kiss SARs, respectively, (the “JKISS Investment”. The J-Kiss SARs were issued in exchange for note receivables of $351,085 and $223,418, respectively, from the Gregory Poilasne, our Chief Executive Officer and David Robson, our Chief Financial Officer, to Nuvve Japan as of December 31, 2025. The notes receivable accrued interest at a rate of 6% per annum, and had a payment date of February 27, 2026. As of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have fully paid the principal and interest amounts on the note receivables. In July 2026, the Company and Messrs. Poilasne and Robson agreed that their respective J-Kiss SARs would be cancelled, effective July 9, 2026, in exchange for Nuvve Japan returning the respective investment amounts in cash, a note receivable, or a combination of both. In August 2026, the Board rescinded that cancellation and, as of September 30, 2026, Messrs. Poilasne and Robson continue to hold 55 and 36 J-Kiss SARs, respectively.

See Note 14, Related Party Transactions, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Amendment to Securities Purchase Agreement

As previously disclosed, on November 14, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers in a private placement (the “Private Placement”) of (i) shares of then newly-designated Series A Convertible Preferred Stock and (ii) accompanying warrants (the “Warrants”) to purchase shares of Common Stock.

On November 6, 2026, we entered into an amendment to the Securities Purchase Agreement (the “SPA Amendment”) to, among other things, (i) provide that the shares of preferred stock issued upon exercise of the Purchasers’ outstanding additional investment rights (the “Additional Investment Rights”) on or after the date of the SPA Amendment will be shares of our Series C Convertible Preferred Stock, rather than Series A Convertible Preferred Stock; (ii) amend and restate the terms of the Additional Investment Rights to reflect an initial conversion price equal to the lesser of (a) 80% of the average of the five lowest intraday trading prices during the ten trading days prior to exercise and (b) the conversion price of the outstanding preferred stock then in effect, with accompanying warrants having an exercise price of $1.00 per share and no floor price, and with a minimum of $100,000 of gross proceeds per exercise; (iii) require us to notify all holders of Series C Convertible Preferred Stock of any notice of exercise of an Additional Investment Right, so that each holder may exercise its Additional Investment Right at the same price and on the same closing date by delivering an exercise notice by the first trading day following receipt of such notice; and (iv) provide for each Purchaser’s permanent waiver of its right to receive alternate consideration upon a fundamental transaction under the Series C Certificate of Designation. The SPA Amendment does not affect any Additional Investment Rights exercised prior to its date, any shares of Series A Convertible Preferred Stock previously issued, or any Warrants previously issued. Following the execution of the SPA Amendment, we issued an aggregate of 277.778 shares of Series C Convertible Preferred Stock and Warrants to purchase an aggregate of 613,195 shares of Common Stock, for an aggregate purchase price of $250,000.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weakness in our internal control over financial reporting as described in our quarterly report for the three months ended March 31, 2026.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation of the previously identified material weakness as disclosed in our quarterly report for the three months ended March 31, 2026, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 , and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

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

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Based upon evaluation of our Chief Executive Officer and Chief Financial Officer as of September 30, 2026, our internal controls and our disclosure controls and procedures are ineffective and we are in the process of establishing our procedures around our internal and disclosure controls. While we are continuing to develop our internal controls and our disclosure controls and other procedures to take remedial actions, if we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to Securities Purchase Agreement

As previously disclosed, on November 14, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers in a private placement (the “Private Placement”) of (i) shares of then newly-designated Series A Convertible Preferred Stock and (ii) accompanying warrants (the “Warrants”) to purchase shares of Common Stock.

On November 6, 2026, the Company entered into an amendment to the Securities Purchase Agreement (the “SPA Amendment”) to, among other things, (i) provide that the shares of preferred stock issued upon exercise of the Purchasers’ outstanding additional investment rights (the “Additional Investment Rights”) on or after the date of the SPA Amendment will be shares of our Series C Convertible Preferred Stock, rather than Series A Convertible Preferred Stock; (ii) amend and restate the terms of the Additional Investment Rights to reflect an initial conversion price equal to the lesser of (a) 80% of the average of the five lowest intraday trading prices during the ten trading days prior to exercise and (b) the conversion price of the outstanding preferred stock then in effect, with accompanying warrants having an exercise price of $1.00 per share and no floor price, and with a minimum of $100,000 of gross proceeds per exercise; (iii) requires the Company to notify all holders of Series C Convertible Preferred Stock of any notice of exercise of an Additional Investment Right, so that each holder may exercise its Additional Investment Right at the same price and on the same closing date by delivering an exercise notice by the first trading day following receipt of such notice; and (iv) provide for each Purchaser’s permanent waiver of its right to receive alternate consideration upon a fundamental transaction under the Series C Certificate of Designation. The SPA Amendment does not affect any Additional Investment Rights exercised prior to its date, any shares of Series A Convertible Preferred Stock previously issued, or any Warrants previously issued. Following the execution of the SPA Amendment, the Company issued an aggregate of 277.778 shares of Series C Convertible Preferred Stock and Warrants to purchase an aggregate of 613,195 shares of Common Stock, for an aggregate purchase price of $250,000.

Item 6.    Exhibits.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	3.1	7/15/2026
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	12/31/2025
3.3	Form of Waiver to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	10.1	4/6/2026
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	6/25/2026
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	3.1	9/10/2026
3.6	Second Amended and Restated Bylaw of Nuvve Holding Corp.	8-K	3.1	12/5/2023
4.1	Promissory Note, dated September 10, 2026	8-K	4.1	9/10/2026
10.1	Securities Purchase Agreement, dated September 10, 2026, between Nuvve Holding Corp. and FirstFire Global Opportunities Fund, LLC	8-K	10.1	9/10/2026
10.2	Securities Exchange and Amendment Agreement, dated September 10, 2026, between Nuvve Holding Corp. and the holders named therein	8-K	10.2	9/10/2026
10.3	Amendment No. 1 to Securities Purchase Agreement, dated November 6, 2026, between Nuvve Holding Corp. and the purchasers identified therein.	*
99.1	Irrevocable Instruction Letter to Transfer Agent, dated September 10, 2026	8-K	99.1	9/10/2026
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	+
_____________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 13, 2026

NUVVE HOLDING CORP.

By:	/s/ Gregory Poilasne
Gregory Poilasne Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Robson
David Robson Chief Financial Officer
(Principal Financial and Accounting Officer)